Form 10-Q
period 2020-09-30
StepStone Group Inc.
filed 2020-11-12
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________
Commission file number 001-39510
STEPSTONE GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-3868757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Lexington Avenue, 31st Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 351-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	STEP	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 10, 2020, there were 29,237,500 shares of the registrant’s Class A common stock, par value $0.001, and 65,578,831 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

This Quarterly Report on Form 10-Q (“Form 10-Q”) includes certain information regarding the historical investment performance of our focused commingled funds and separately managed accounts. An investment in shares of our Class A common stock is not an investment in any StepStone Fund (as defined below). The StepStone Funds are separate, distinct legal entities that are not our subsidiaries. In the event of our bankruptcy or liquidation, you will have no claim against the StepStone Funds. In considering the performance information relating to the StepStone Funds contained herein, current and prospective Class A common stockholders should bear in mind that the performance of the StepStone Funds is not indicative of the possible performance of shares of our Class A common stock and also is not necessarily indicative of the future results of the StepStone Funds, even if fund investments were in fact liquidated on the dates indicated, and we cannot assure you that the StepStone Funds will continue to achieve, or that future StepStone Funds will achieve, comparable results.
Unless otherwise indicated or the context otherwise requires:
• “StepStone Group Inc.” or “SSG” refers solely to StepStone Group Inc., a Delaware corporation, and not to any of its subsidiaries;
• the “Partnership” refers solely to StepStone Group LP, a Delaware limited partnership, and not to any of its subsidiaries;
• “General Partner” refers to StepStone Group Holdings LLC, a Delaware limited liability company, and the sole general partner of the Partnership;
• “we,” “us,” “our,” the “Company,” “our company,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO (as defined below) and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO;
• “StepStone Funds” or “our funds” refers to our focused commingled funds and our separately managed accounts, for which we act as both investment adviser and general partner or managing member;
• references to “FY,” “fiscal” or “fiscal year” are to the fiscal year ended March 31 of the applicable year;
• references to the “Reorganization” refer to the series of transactions immediately before the Company's initial public offering (“IPO”), which was completed on September 18, 2020;
• references to “private markets allocations” or “combined AUM / AUA” refer to the aggregate amount of our assets under management and our assets under advisement;
• references to “high-net-worth” individuals refer to individuals with net worth of over $5 million, excluding primary residence; and
• references to “mass affluent” individuals refer to individuals with annual income over $200,000 or net worth between $1 million and $5 million, excluding primary residence.
TRADEMARKS, SERVICE MARKS AND TRADE NAMES
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in our prospectus dated September 15, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) in accordance with Rule 424(b) of the Securities Act on September 16, 2020, which is accessible on the SEC's website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in the prospectus. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$156,908	$89,939
Restricted cash	2,919	—
Fees and accounts receivable	27,486	25,121
Due from affiliates	5,252	9,690
Investments:
Investments in funds	57,870	53,386
Accrued carried interest allocations	486,206	460,837
Deferred income tax assets	44,283	732
Other assets and receivables	22,848	25,502
Intangibles, net	7,160	8,830
Goodwill	6,792	6,792
Total assets	$817,724	$680,829
Liabilities and stockholders’ equity / partners’ capital
Accounts payable, accrued expenses and other liabilities	$42,880	$36,222
Accrued compensation and benefits	47,818	23,185
Accrued carried interest-related compensation	245,754	237,737
Due to affiliates	56,877	3,574
Debt obligations	—	143,144
Total liabilities	393,329	443,862
Commitments and contingencies (Note 14)
Partners’ capital	—	216,051
Class A common stock, $0.001 par value, 650,000,000 authorized; 29,237,500 issued and outstanding as of September 30, 2020	29	—
Class B common stock, $0.001 par value, 125,000,000 authorized; 65,578,831 issued and outstanding as of September 30, 2020	66	—
Additional paid-in capital	120,278	—
Accumulated deficit	(790)	—
Accumulated other comprehensive income (loss)	(22)	178
Total StepStone Group Inc. stockholders' equity / partners' capital	119,561	216,229
Non-controlling interests in subsidiaries	20,729	20,738
Non-controlling interests in the Partnership	284,105	—
Total stockholders' equity / partners' capital	424,395	236,967
Total liabilities and stockholders' equity / partners' capital	$817,724	$680,829
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2020	March 31, 2020
Assets
Cash and cash equivalents	$19,361	$17,565
Fees and accounts receivable	14,851	16,040
Due from affiliates	2,951	3,987
Investments in funds	11,097	11,400
Other assets and receivables	4,121	188
Total assets	$52,381	$49,180

Liabilities
Accounts payable, accrued expenses and other liabilities	$10,686	$6,225
Accrued compensation and benefits	12,964	7,258
Due to affiliates	2,592	—
Total liabilities	$26,242	$13,483
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues
Management and advisory fees, net	$75,652	$53,793	$139,152	$104,761
Performance fees:
Incentive fees	1,196	775	4,785	2,397
Carried interest allocation:
Realized allocation	8,556	11,059	12,194	23,959
Unrealized allocation	157,509	66,245	25,369	100,334
Total carried interest allocation	166,065	77,304	37,563	124,293
Total revenues	242,913	131,872	181,500	231,451
Expenses
Compensation and benefits:
Cash-based compensation	37,473	30,927	77,126	60,595
Equity-based compensation	952	475	1,435	950
Performance fee-related compensation:
Realized	4,811	6,384	7,711	14,164
Unrealized	78,533	33,794	9,858	50,545
Total performance fee-related compensation	83,344	40,178	17,569	64,709
Total compensation and benefits	121,769	71,580	96,130	126,254
General, administrative and other	11,114	12,763	21,401	25,090
Total expenses	132,883	84,343	117,531	151,344
Other income (expense)
Investment income	4,325	1,944	1,147	3,212
Interest income	165	406	259	740
Interest expense	(5,270)	(2,571)	(7,327)	(5,313)
Other income	—	103	—	300
Total other income (expense)	(780)	(118)	(5,921)	(1,061)
Income before income tax	109,250	47,411	58,048	79,046
Income tax expense	881	1,051	2,039	1,677
Net income	108,369	46,360	56,009	77,369
Less: Net income attributable to non-controlling interests in subsidiaries	9,045	1,995	13,138	4,486
Less: Net income attributable to non-controlling interests in the Partnership	100,114	44,365	43,661	72,883
Net loss attributable to StepStone Group Inc.(1)	$(790)	$—	$(790)	$—

Net loss per share of Class A common stock(1):
Basic and diluted	$(0.03)		$(0.03)
Weighted-average shares of Class A common stock(1):
Basic and diluted	29,237,500		29,237,500
(1)Represents the period following the Reorganization and IPO, from September 16, 2020 to September 30, 2020, as described in note 1. The net loss reflects SSG’s portion of the write-off of $3.5 million in deferred debt issuance costs after the IPO in connection with the full repayment of the previously outstanding senior secured term loan.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income	$108,369	$46,360	$56,009	$77,369
Other comprehensive income (loss):
Foreign currency translation adjustment	275	(242)	537	(50)
Total other comprehensive income (loss)	275	(242)	537	(50)
Comprehensive income before non-controlling interests	108,644	46,118	56,546	77,319
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	9,185	1,871	13,412	4,460
Less: Comprehensive income attributable to non-controlling interests in the Partnership	100,271	44,247	43,946	72,859
Comprehensive loss attributable to StepStone Group Inc.	$(812)	$—	$(812)	$—
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders' Equity / Partners' Capital
Balance at June 30, 2020	$134,907	$—	$—	$—	$—	$306	$20,848	$—	$156,061
Net income prior to Reorganization and IPO	101,718	—	—	—	—	—	8,335	—	110,053
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	207	216	—	423
Contributed capital prior to Reorganization and IPO	12	—	—	—	—	—	—	—	12
Equity-based compensation prior to Reorganization and IPO	240	—	—	—	—	—	2	—	242
Distributions prior to Reorganization and IPO	(25,235)	—	—	—	—	—	(9,044)	—	(34,279)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Deferred IPO costs	—	—	—	(2,981)	—	—	—	(6,686)	(9,667)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(103,063)	—	—	—	103,063	—
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under TRA	—	—	—	(7,128)	—	—	—	—	(7,128)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	(790)	—	710	(1,604)	(1,684)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	(22)	(76)	(50)	(148)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	219	—	—	2	489	710
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(12)	—	(12)
Balance at September 30, 2020	$—	$29	$66	$120,278	$(790)	$(22)	$20,729	$284,105	$424,395
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders' Equity / Partners' Capital
Balance at March 31, 2020	$216,051	$—	$—	$—	$—	$178	$20,738	$—	$236,967
Net income prior to Reorganization and IPO	45,265	—	—	—	—	—	12,428	—	57,693
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	335	350	—	685
Contributed capital prior to Reorganization and IPO	27	—	—	—	—	—	—	—	27
Equity-based compensation prior to Reorganization and IPO	723	—	—	—	—	—	2	—	725
Sale of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	3,308	—	3,308
Purchase of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	(3,308)	—	(3,308)
Distributions prior to Reorganization and IPO	(50,424)	—	—	—	—	—	(13,161)	—	(63,585)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Deferred IPO costs	—	—	—	(2,981)	—	—	—	(6,686)	(9,667)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(103,063)	—	—	—	103,063	—
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under TRA	—	—	—	(7,128)	—	—	—	—	(7,128)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	(790)	—	710	(1,604)	(1,684)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	(22)	(76)	(50)	(148)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	219	—	—	2	489	710
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(12)	—	(12)
Balance at September 30, 2020	$—	$29	$66	$120,278	$(790)	$(22)	$20,729	$284,105	$424,395
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Partners’ Capital
Balance at June 30, 2019	$149,665	$—	$—	$—	$—	$377	$17,544	$—	$167,586
Net income	44,365	—	—	—	—	—	1,995	—	46,360
Other comprehensive loss	—	—	—	—	—	(118)	(124)	—	(242)
Contributed capital	2	—	—	—	—	—	—	—	2
Equity-based compensation	475	—	—	—	—	—	—	—	475
Sale of partnership interests	110,753	—	—	—	—	—	—	—	110,753
Purchase of partnership interests	(113,052)	—	—	—	—	—	—	—	(113,052)
Distributions	(12,628)	—	—	—	—	—	(2,430)	—	(15,058)
Balance at September 30, 2019	$179,580	$—	$—	$—	$—	$259	$16,985	$—	$196,824

Balance at March 31, 2019	$128,426	$—	$—	$—	$—	$283	$16,953	$—	$145,662
Net income	72,883	—	—	—	—	—	4,486	—	77,369
Other comprehensive loss	—	—	—	—	—	(24)	(26)	—	(50)
Contributed capital	7	—	—	—	—	—	—	—	7
Equity-based compensation	950	—	—	—	—	—	—	—	950
Sale of partnership interests	110,753	—	—	—	—	—	—	—	110,753
Purchase of partnership interests	(113,052)	—	—	—	—	—	—	—	(113,052)
Distributions	(20,387)	—	—	—	—	—	(4,428)	—	(24,815)
Balance at September 30, 2019	$179,580	$—	$—	$—	$—	$259	$16,985	$—	$196,824
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income	$56,009	$77,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,767	3,572
Unrealized carried interest allocation and investment income	(24,848)	(100,994)
Unrealized gains on marketable securities	—	(273)
Write-off / amortization of deferred financing costs	3,856	399
Equity-based compensation	1,435	950
Change in deferred income taxes	41	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(2,365)	(3,495)
Due from affiliates	4,438	(108)
Other assets and receivables	3,500	(275)
Accounts payable, accrued expenses and other liabilities	2,796	(1,537)
Accrued compensation and benefits	24,633	17,047
Accrued carried interest-related compensation	8,017	54,786
Due to affiliates	2,583	(790)
Net cash provided by operating activities	82,862	46,651

Cash flows from investing activities
Purchases of marketable securities	—	(23,000)
Proceeds from sales and maturities of marketable securities	—	22,914
Contributions to investments	(5,864)	(6,204)
Distributions received from investments	862	3,625
Purchases of property and equipment	(745)	(148)
Net cash used in investing activities	(5,747)	(2,813)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from financing activities
Sale of non-controlling interests	$3,308	$110,753
Proceeds from capital contributions from non-controlling interests	27	7
Proceeds from IPO, net of underwriting discount	337,798	—
Purchase of non-controlling interests	(131,294)	(107,188)
Payment of deferred offering costs	(5,899)	—
Principal payments on term loan	(147,000)	(750)
Distributions to non-controlling interests	(63,597)	(24,815)
Cash paid for acquisition earn-outs	(526)	(616)
Other financing activities	—	(155)
Net cash used in financing activities	(7,183)	(22,764)
Effect of foreign currency exchange rate changes	(44)	(58)
Net increase in cash, cash equivalents and restricted cash	69,888	21,016
Cash, cash equivalents and restricted cash at beginning of period	89,939	40,622
Cash, cash equivalents and restricted cash at end of period	$159,827	$61,638

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Purchase of non-controlling partnership interests payable	$—	$5,864
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under TRA	7,128	—
Accrued deferred offering costs	3,768	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$156,908	$61,638
Restricted cash	2,919	—
Total cash, cash equivalents and restricted cash	$159,827	$61,638
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

1.    Organization
StepStone Group Inc. (“SSG”) was incorporated in the state of Delaware on November 20, 2019. The company was formed for the purpose of completing an initial public offering (“IPO”) in order to conduct the business of StepStone Group LP (the “Partnership”) as a publicly-traded entity. As of September 18, 2020, in connection with the Reorganization discussed below, SSG became the sole managing member of the general partner of the Partnership. Unless otherwise specified, “StepStone” or the “Company” refers to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO, and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO, throughout the remainder of these notes to the condensed consolidated financial statements.
The Company is a global private markets investment firm focused on providing customized investment solutions and advisory and data services to its clients. The Company’s clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, including high-net-worth and mass affluent individuals. The Company partners with its clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”).
The Company, through its subsidiaries, acts as the investment advisor and general partner or managing member to separately managed accounts (“SMAs”) and focused commingled funds (collectively, the “StepStone Funds”).
Reorganization
In connection with the IPO, the Company completed certain transactions as part of a corporate reorganization (the “Reorganization”), which are described below:
•SSG amended and restated its certificate of incorporation to, among other things, provide for Class A common stock and Class B common stock.
•The Partnership amended its limited partnership agreement to, among other things, provide for Class A units and Class B units.
•StepStone Group Holdings LLC (the “General Partner”) amended and restated its limited liability company agreement to, among other things, appoint SSG as the sole managing member of the General Partner.
•SSG redeemed its 100 shares of common stock outstanding.
•The Partnership effectuated a series of transactions such that certain blocker entities in which certain pre-IPO institutional investors that held partnership units in the Partnership merged with and into SSG, with SSG surviving. As a result of the mergers, the 100% owners of the blocker entities acquired 9,112,500 shares of newly issued Class A common stock of SSG.
•The Partnership classified the partnership units acquired by SSG as Class A units and reclassified the partnership units held by the continuing limited partners of the Partnership as Class B units.
•SSG issued to the remaining Class B unitholders one share of Class B common stock for each Class B unit that they owned in exchange for their interests in the General Partner.
•Certain of the Class B stockholders entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock, including Class A common stock and Class B common stock, together and in accordance with the instructions of the Class B Committee, which comprises of certain members of senior management.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Initial Public Offering
On September 18, 2020, SSG issued 20,125,000 shares of Class A common stock in the IPO at a price of $18.00 per share. The net proceeds from the offering totaled $337.8 million, net of underwriting discounts of $24.5 million and before offering costs of $9.7 million that were incurred by the Partnership. SSG used approximately $209.8 million of the net proceeds from the offering to acquire 12,500,000 newly issued Class A units of the Partnership and approximately $128.0 million to purchase 7,625,000 Class B units from certain of the Partnership’s existing unitholders, including certain members of senior management.
Following the Reorganization and IPO, SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and a 100% membership interest in the General Partner of the Partnership. While this interest represents a minority of economic interests in the Partnership, SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, will indirectly operate and control all of the Partnership’s business and affairs. As a result, SSG will consolidate the financial results of the Partnership and report non-controlling interests related to the Class B units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of September 30, 2020, SSG held approximately 30.8% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase.
The Reorganization is considered a transaction between entities under common control. As a result, the condensed consolidated financial statements for periods prior to the Reorganization and IPO are the condensed consolidated financial statements of the Partnership as the predecessor to SSG for accounting and reporting purposes.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended March 31, 2020 included in the Company’s prospectus dated September 15, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 16, 2020.
Certain of the StepStone Funds are investment companies that follow specialized accounting rules under GAAP and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting treatment.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Amounts relating to deferred tax assets that were previously reported within other assets and receivables have been presented separately in the condensed consolidated balance sheets as of March 31, 2020.
Consolidation
The Company consolidates all entities that it controls through a majority voting interest or as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity. In evaluating whether the Company holds a variable interest, fees received as a decision maker or in exchange for services (including management fees, incentive fees and carried interest allocations) that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. The consolidation analysis can generally be performed qualitatively; however, in certain situations a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective StepStone Funds that are VIEs could affect the entity’s status as a VIE or the determination of the primary beneficiary.
Under the VIE model, an entity is deemed to be the primary beneficiary of a VIE if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. When assessing whether the Company is the primary beneficiary of a VIE, management evaluates whether the Company’s involvement, through holding interests directly or indirectly in an entity or contractually through other variable interests, would give the Company a controlling financial interest. This analysis includes an evaluation of the Company’s control rights, as well as the economic interests that the Company holds in the VIE, including indirectly through related parties.
The Company provides investment advisory services to the StepStone Funds, which have third-party clients. These funds are investment companies and are typically organized as limited partnerships or limited liability companies for which the Company, through its operating subsidiaries, acts as the general partner or managing member. A limited partnership or similar entity is a VIE if the unaffiliated limited partners or members do not have substantive rights to terminate or remove the general partner or substantive rights to participate. Certain StepStone Funds are VIEs because they have not granted unaffiliated limited partners or members substantive rights to terminate or remove the general partner or substantive rights to participate. The Company does not consolidate these StepStone Funds because it is not the primary beneficiary of those funds, primarily because its fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and it does not hold any other interests in those funds that are considered more than insignificant.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company has determined that certain of its operating subsidiaries, StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”) and Swiss Capital Alternative Investments AG (“Swiss Capital”), are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the condensed consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on the Company’s condensed consolidated balance sheets to clearly distinguish between the Company’s interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the condensed consolidated statements of income, is presented net of the portion of net income (loss) attributable to holders of non-controlling interests. See note 13 for more information on ownership interests in the Company.
Non-controlling interests in subsidiaries represent the economic interests in SRA, SRE, and Swiss Capital (the variable interest entities included in the Company’s condensed consolidated financial statements) held by third parties and employees in those entities. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
Non-controlling interests in the Partnership represent the economic interests related to the Class B units of the Partnership which are not owned by SSG. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss. Prior to the Reorganization and IPO, all of the Company’s net income relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending September 30, 2020, the Company used the June 30, 2020 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2020 to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2020.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
To the extent that management becomes aware of any material events that affect the StepStone Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the condensed consolidated financial statements.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The outbreak has significantly affected the global economy and financial markets. Given the ongoing nature of the outbreak, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and the Company’s condensed consolidated financial statements. During the six months ended September 30, 2020, the Company's investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines in the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and in the next three months saw significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.
Fair Value Measurements
GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace – including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and therefore a lesser degree of judgment is used in measuring their fair value.
Financial instruments measured and reported at fair value are classified and disclosed based on the observability of inputs used in the determination of their fair values, as follows:
•Level I – Pricing inputs are unadjusted, quoted prices in active markets for identical assets or liabilities as of the measurement date.
•Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the measurement date, and fair value is determined through the use of models or other valuation methodologies. The types of financial instruments classified in this category include less liquid securities traded in active markets and securities traded in other than active markets.
•Level III – Pricing inputs are unobservable for the financial instruments and include situations where there is little, if any, market activity for the financial instrument. The inputs into the determination of fair value require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the financial instrument.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for financial instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may result in transfers between Levels I, II and III.
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, term loan and contingent consideration balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration balances.
Restricted Cash
Restricted cash consists of cash that the Company is contractually obligated to maintain to secure its letters of credit used primarily related to its office facilities and other obligations.
Investments
Investments primarily include the Company’s ownership interests in the StepStone Funds, as general partner or managing member of such funds. The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, but not control, including the StepStone Funds, using the equity method of accounting. The carrying value of these equity method investments is determined based on amounts invested by the Company, adjusted for the Company’s share in the earnings or losses of each investee, after consideration of contractual arrangements that govern allocations of income or loss (including carried interest allocations), less distributions received. Investments include the Company’s cumulative accrued carried interest allocations from the StepStone Funds, which primarily represent performance-based capital allocations, assuming the StepStone Funds were liquidated as of each reporting date in accordance with the funds’ governing documents. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
Revenues
The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The application of ASC 606 requires an entity to identify its contract(s) with a customer, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. The Company has elected to apply the variable consideration allocation exception for its fee arrangements with its customers.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Management and Advisory Fees, Net
The Company earns management fees for services provided to its SMAs, focused commingled funds and distribution management clients. The Company earns advisory fees for services provided to advisory clients where the Company does not have discretion over investment decisions. The Company considers its performance obligations in its customer contracts from which it earns management and advisory fees to be one or more of the following, based on the services promised: asset management services, advisory services and/or the arrangement of administrative services.
The Company recognizes revenues from asset management services and advisory services when control of the promised services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. SMAs are generally contractual arrangements involving an investment management agreement between StepStone and a single client, and are typically structured as a partnership or limited liability company for which a subsidiary of SSG serves as the general partner or managing member. Focused commingled funds are structured as limited partnerships or limited liability companies with multiple clients, for which a subsidiary of StepStone serves as the general partner or managing member. StepStone determined that the individual client or single limited partner or member is the customer with respect to SMAs and advisory clients, while the investment fund is generally considered to be the customer for arrangements with focused commingled funds.
When asset management services and the arrangement of administrative services are the performance obligations promised in a contract, the Company satisfies these performance obligations over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised services to the customer. Management fees earned from these contracts where the Company has discretion over investment decisions are generally calculated based on a percentage of unaffiliated committed capital or net invested capital, and these amounts are typically billed quarterly. For certain investment funds, management fees are initially based on committed capital during the investment period and on net invested capital through the remainder of the fund’s term. In addition, the management fee rate charged may also be reduced for certain investment funds depending on the contractual arrangement. The management fee basis is subject to factors outside of the Company’s control. Therefore, estimates of future period management fees are not included in the transaction price because those estimates would be considered constrained. Advisory fees from contracts where the Company does not have discretion over investment decisions are generally based on fixed amounts and typically billed quarterly.
Management fees generally exclude reimbursements for expenses paid by the Company on behalf of its customers, including amounts related to certain professional fees and other fund administrative expenses pursuant to the fund’s governing documents. For professional and administrative services that the Company arranges to be performed by third parties on behalf of investment funds, management has concluded that the nature of its promise is to arrange for the services to be provided and, accordingly, the Company does not control the services provided by the third parties before they are transferred to the customer. Therefore, the Company is acting as an agent, and the reimbursements for these professional fees paid on behalf of the investment funds are generally presented on a net basis.
The Company and certain investment funds that it manages have distribution and service agreements with third-party financial institutions, whereby the Company pays a portion of the fees it receives to such institutions for ongoing distribution and servicing of customer accounts. Management has concluded that the Company does not act as principal for the third-party services, as the Company does not control the services provided by the third parties before they are transferred to the customer. Therefore, the Company is acting as an agent, and the management fees are recorded net of these service fees.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company may incur certain costs in connection with satisfying its performance obligations for investment management services – primarily employee travel costs, organization costs and syndication costs – for which it receives reimbursements from its customers. For reimbursable travel costs, organization costs and syndication costs, the Company concluded it controls the services provided by its employees and other parties and, therefore, is acting as principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis – that is, as revenue in management and advisory fees, net and expense in general, administrative and other expenses in the condensed consolidated statements of income. For reimbursable costs incurred in connection with satisfying its performance obligations for administration services, the Company concluded it does not control the services provided by its employees and other parties and, therefore, is acting as agent. Accordingly, the Company records the reimbursement for these costs incurred on a net basis.
Performance Fees
The Company earns two types of performance fee revenues: incentive fees and carried interest allocations, as described below.
Incentive fees are generally calculated as a percentage of the profits (up to 10%) earned in respect of certain accounts for which the Company is the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in the Company’s contracts with its customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax.
The Company recognizes incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to the Company from unaffiliated limited partners in the StepStone Funds in which the Company holds an equity interest. The Company is entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in each respective fund’s governing documents. The Company accounts for its investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of ASC 606.
The Company recognizes revenue attributable to carried interest allocations from a fund based on the amount that would be due to the Company pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects the Company’s share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. The Company records the amount of carried interest allocated to the Company as of each period end as accrued carried interest allocations receivable, which is included as a component of investments in the condensed consolidated balance sheets.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2020 and March 31, 2020, no amounts for potential clawback obligations had been accrued.
Equity-based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation in the condensed consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. See note 9 for additional information regarding the Company’s accounting for equity-based awards.
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, with the related tax provision reflected in the condensed consolidated statements of income. As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of Partnership units.
Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the condensed consolidated statements of income. See note 10 for more information.
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement with the continuing partners of the Partnership and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such continuing partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such continuing partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements.
Accumulated Other Comprehensive Income (Loss)
The Company's accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income (loss) were as follows:

	As of
	September 30, 2020	March 31, 2020
Foreign currency translation adjustments	$(22)	$502
Unrealized loss on defined benefit plan, net	—	(324)
Accumulated other comprehensive income (loss)	$(22)	$178
Segments
The Company operates as one business, a fully-integrated private markets solution provider. The Company’s chief operating decision maker, which consists of the Company’s co-chief executive officers together, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company currently qualifies as an EGC and has elected to take advantage of the extended transition period afforded to EGCs as it applies to the adoption of new accounting standards. The adoption of this guidance is expected to materially impact the Company’s condensed consolidated balance sheets due to the requirement to record right-of-use assets and liabilities related to leases that are currently reported as operating leases. However, the Company does not expect the adoption to materially impact its condensed consolidated statements of income because substantially all of its leases are classified as operating leases, which will continue to be recognized as expense on a straight-line basis under the new guidance. See note 14 for more information related to the Company’s minimum lease payments as of September 30, 2020.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under this guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The guidance also modifies the impairment models for available-for-sale debt securities and purchased financial assets with credit deterioration since their origination. This guidance is effective for annual and interim periods beginning after December 15, 2019 for SEC filers, December 15, 2020 for public business entities that are not SEC filers, and December 15, 2021 for all other entities, including EGCs that have elected to defer adoption until the guidance becomes effective for non-public entities, with early adoption permitted. The Company adopted this guidance as of its fiscal year beginning April 1, 2020. Adoption of this guidance did not have a material effect on the condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. This guidance is effective for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on the condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company's performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2020	2019	2020	2019
Focused commingled funds	$30,821	$17,433	$50,674	$32,606
SMAs	31,229	25,680	61,951	50,140
Advisory and other services	13,602	10,452	26,465	21,564
Fund reimbursement revenues	—	228	62	451
Total management and advisory fees, net	$75,652	$53,793	$139,152	$104,761

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2020	2019	2020	2019
SMAs	$1,168	$775	$4,757	$2,397
Focused commingled funds	28	—	28	—
Total incentive fees	$1,196	$775	$4,785	$2,397

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocation	2020	2019	2020	2019
SMAs	$127,227	$57,906	$21,459	$94,500
Focused commingled funds	38,838	19,398	16,104	29,793
Total carried interest allocation	$166,065	$77,304	$37,563	$124,293
The increase or decrease in carried interest allocation for the three and six months ended September 30, 2020 as compared to the prior year periods are primarily attributable to net unrealized appreciation or depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company's accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2020	2019	2020	2019
United States	$46,551	$28,536	$51,961	$52,960
Non-U.S. countries	196,362	103,336	129,539	178,491
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
For the three and six months ended September 30, 2020 and 2019, no individual client represented 10% or more of the Company’s management and advisory fees.
As of September 30, 2020 and March 31, 2020, the Company had $13.6 million and $8.5 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2020, the Company had recognized $0.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2020.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly-owned by the Company and include Swiss Capital, SRA and SRE. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $52.4 million and $49.2 million as of September 30, 2020 and March 31, 2020, respectively. The liabilities of the consolidated VIEs totaled $26.2 million and $13.5 million as of September 30, 2020 and March 31, 2020, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2020, no amounts previously distributed have been accrued for clawback liabilities.
Unconsolidated VIEs
The Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to these unconsolidated entities. The carrying value of the assets and liabilities recognized in the condensed consolidated balance sheets with respect to the Company’s interests in VIEs that were not consolidated is set forth below:

	As of
	September 30, 2020	March 31, 2020
Investments in funds	$57,870	$53,386
Due from affiliates, net	2,405	6,116
Less: Amounts attributable to non-controlling interests in subsidiaries	5,793	6,641
Maximum exposure to loss	$54,482	$52,861

5.    Investments
The Company’s investments consist of equity method investments primarily related to investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest. The Company’s equity interest typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s equity method investments consist of the following:

	As of
	September 30, 2020	March 31, 2020
Investments in funds	$57,870	$53,386
Accrued carried interest allocations	486,206	460,837
Total investments	$544,076	$514,223
The Company recognized equity method income of $170.4 million and $79.2 million for the three months ended September 30, 2020 and 2019, respectively, of which $166.1 million and $77.3 million, respectively, related to carried interest allocations. The Company recognized equity method income of $38.7 million and $127.5 million for the six months ended September 30, 2020 and 2019, respectively, of which $37.6 million and $124.3 million, respectively, related to carried interest allocations.
As of September 30, 2020, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 25% of the total accrued carried interest allocations balance as of that date. As of March 31, 2020, the Company’s investments in three SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 37% of the total accrued carried interest allocations balance as of that date.
Of the total accrued carried interest allocations balance as of September 30, 2020 and March 31, 2020, respectively, $245.8 million and $237.7 million were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2020 and March 31, 2020 and for the three and six months ended September 30, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    Fair Value Measurements
The Company measures its liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of September 30, 2020
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$474	$474
Total liabilities	$—	$—	$474	$474

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	As of March 31, 2020
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,035	$1,035
Total liabilities	$—	$—	$1,035	$1,035
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2020 and 2019.
The changes in the fair value of Level III financial instruments is set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Contingent Consideration Liability
Balance, beginning of period:	$745	$2,154	$1,035	$2,485
Additions	—	—	—	—
Gain (loss) on change in fair value	—	—	—	—
Settlements	(271)	(306)	(561)	(637)
Balance, end of period:	$474	$1,848	$474	$1,848

Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date	$—	$—	$—	$—
The amount of the contingent consideration liability is based on the achievement of certain performance targets. The fair value of the contingent consideration liability is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liability primarily relate to the discount rates applied to the expected future payments of obligations, which ranged from 8.0% to 13.0% as of September 30, 2020. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liability are included in general, administrative and other expenses in the condensed consolidated statements of income.
7.    Intangibles and Goodwill
Intangible assets primarily consist of certain management contracts providing economic rights to management and advisory fees, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	September 30, 2020	March 31, 2020
Management contracts	$41,058	$41,058
Less: Accumulated amortization	(33,898)	(32,228)
Intangible assets, net	$7,160	$8,830

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Amortization expense related to intangible assets was $0.8 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $1.7 million and $2.7 million for the six months ended September 30, 2020 and 2019, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At September 30, 2020, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2021	$1,669
FY2022	2,481
FY2023	1,768
FY2024	932
FY2025	242
Thereafter	68
Total	$7,160
The carrying value of goodwill was $6.8 million as of September 30, 2020 and March 31, 2020. The Company determined there was no indication of goodwill impairment as of September 30, 2020 and March 31, 2020.
8.    Debt Obligations
On September 18, 2020, the Company repaid in full the indebtedness outstanding on a senior secured term loan (“Term Loan B”) in the amount of $146.6 million and effectively terminated the facility, including the senior secured revolving facility. In connection with the repayment, the Company wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the condensed consolidated statements of income for the quarter ended September 30, 2020. As of September 30, 2020, the Company had no debt obligations outstanding. As of March 31, 2020, the Company had $143.1 million of debt obligations outstanding.
9.    Equity-based Compensation
2020 Long-Term Incentive Plan
In connection with the IPO, the Company adopted the 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock awards to employees, directors and consultants. As of September 30, 2020, there were 2,490,555 shares of Class A common stock available to grant under the LTIP.
Restricted Stock Units
On September 18, 2020, the Company granted 2,509,445 RSUs to certain employees and directors with an aggregate grant date fair value of $45.2 million. RSUs represent the right to receive payment on the date of vesting in the form of one share of Class A common stock for each RSU. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents which are generally paid in cash when such RSUs vest. The RSUs granted generally vest over four years in equal annual installments. Upon vesting, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2020	—	$—
Granted	2,509,445	$18.03
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2020	2,509,445	$18.03
Unvested Partnership Units
As part of the reorganization, previously granted awards of Class A2 unvested partnership units were reclassified as Class B2 units, which will vest periodically through 2024. Upon the final vesting date, all of the Class B2 units will automatically convert into Class B units and unitholders will be entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. Prior to vesting, holders of Class B2 units do not have the right to receive any distributions from the Partnership, other than tax-related distributions.
As of September 30, 2020, there were 2,591,352 unvested Class B2 units outstanding. During the six months ended September 30, 2020, none of the outstanding Class B2 units were forfeited. As of September 30, 2020, none of the outstanding Class B2 units were vested.
As of September 30, 2020, $51.9 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 4.0 years.
10.    Income Taxes
Prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes. Subsequent to the Reorganization and IPO, all income attributable to the Company is subject to U.S. corporate income taxes.
The Reorganization and IPO resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. As a result, the Company recognized a deferred tax asset in the amount of $81.3 million as of September 30, 2020, associated with the increase in tax basis from the Reorganization and IPO, as well as the basis difference in SSG’s investment in the Partnership. A portion of the total basis difference will only reverse upon a sale of SSG’s interest in the Partnership, which is not expected to occur in the foreseeable future. Therefore, the Company has recognized a valuation allowance in the amount of $37.8 million against the deferred tax asset (resulting in a net deferred tax asset of $43.5 million) which is considered capital in nature as it was not more-likely-than-not that this portion of deferred tax assets would be realized. Concurrently with the Reorganization, IPO and recording of the deferred tax asset, the Company recorded a payable pursuant to the Tax Receivable Agreements within due to affiliates in the condensed consolidated balance sheets of $50.7 million.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s effective tax rate was 0.8% and 2.2% for the three months ended September 30, 2020 and 2019, respectively, and 3.5% and 2.1% for the six months ended September 30, 2020 and 2019, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized.
As of September 30, 2020, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by U.S. federal, state, local and foreign tax authorities. Although the outcome of tax audits is always uncertain, the Company does not believe the outcome of any future audit will have a material adverse effect on the Company’s condensed consolidated financial statements.
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock is presented for the period from September 16, 2020 through September 30, 2020, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

September 16, 2020 through September 30, 2020
Net loss attributable to StepStone Group Inc. – Basic and Diluted	$(790)
Weighted-average shares of Class A common stock outstanding – Basic and Diluted	29,237,500
Net loss per share of Class A common stock – Basic and Diluted	$(0.03)
Diluted earnings per share of Class A common stock is computed by dividing net income (loss) attributable to SSG, giving consideration to the reallocation of net income between holders of Class A common stock and non-controlling interests, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
The calculation of diluted earnings per share excludes 2,509,445 shares of Class A common stock, 2,591,352 Class B2 units and 94,574 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method as the inclusion of such shares would be anti-dilutive.
Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to SSG and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The calculation of diluted earnings per share excludes 65,578,831 shares of Class B units of the Partnership, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $47.8 million and $30.7 million for the three months ended September 30, 2020 and 2019, respectively, and $85.1 million and $57.8 million for the six months ended September 30, 2020 and 2019, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $166.1 million and $77.3 million for the three months ended September 30, 2020 and 2019, respectively, and $37.6 million and $124.3 million for the six months ended September 30, 2020 and 2019, respectively.
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees.
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	September 30, 2020	March 31, 2020
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$50,720	$—
Amounts payable to StepStone Funds	2,563	6
Distributions payable to certain employee equity holders of consolidated subsidiaries	3,594	3,568
Total due to affiliates	$56,877	$3,574

13.    Stockholders’ Equity
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company's stockholders for their vote or approval. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table shows a rollforward of the Company's shares of common stock outstanding since the IPO:

	Class A Common Stock	Class B Common Stock
September 15, 2020	—	—
Issued to public holders in the IPO	20,125,000	—
Issued to Class B unitholders in the Reorganization	—	65,578,831
Class A partnership units exchanged in the Reorganization	9,112,500	—
September 30, 2020	29,237,500	65,578,831
In connection with the consummation of the IPO, the Partnership issued new partnership interests to certain StepStone professionals in the Infrastructure subsidiary in exchange for their partnership interests in the Infrastructure subsidiary, which increased the interest of the Partnership in the Infrastructure subsidiary to approximately 49% and decreased the interest of the StepStone professionals in the Infrastructure subsidiary to approximately 51%.
The reallocation adjustment between SSG stockholders’ equity, non-controlling interests in the Partnership and non-controlling interests in subsidiaries relates to the impact of changes in economic ownership percentages during the period and adjusting previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.
In June 2020, one of the Company’s consolidated subsidiaries completed a transaction to repurchase partnership interests in the subsidiary from a former partner for approximately $3.3 million, and subsequently sold an equal number of partnership interests to certain employees of the subsidiary for approximately $3.3 million, resulting in no net proceeds to the subsidiary.
Dividends and distributions are reflected in the condensed consolidated statements of stockholders' equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to limited partners of the Partnership and holders of non-controlling interests in subsidiaries.
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not have a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2020.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Lease Commitments
The Company leases offices in 19 cities in the United States, Canada, South America, Europe, Asia and Australia, and office equipment subject to operating lease agreements expiring through 2031. The Company accounts for its operating leases on a straight-line basis and includes the related expense in general, administrative and other expenses in the condensed consolidated statements of income. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Occupancy expense related to office facility operating leases totaled $2.3 million and $2.2 million for the three months ended September 30, 2020 and 2019, respectively, and $4.6 million and $4.5 million for the six months ended September 30, 2020 and 2019, respectively.
Future minimum lease payments related to the Company’s operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2020 are as follows:

Remainder of FY2021	$4,880
FY2022	8,992
FY2023	8,412
FY2024	9,187
FY2025	9,169
Thereafter	40,485
Total	$81,125
The Company has entered into non-cancelable sublease arrangements with terms extending through 2026, pursuant to which the Company expects to receive total minimum rental payments of $8.1 million. Minimum operating lease payments presented in the table above have not been reduced by these minimum sublease rental payments.
Unfunded Capital Commitments
As of September 30, 2020 and March 31, 2020, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $61.4 million and $57.9 million, respectively.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2020 and March 31, 2020, there were no amounts for potential clawback obligations accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2020, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $79.9 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2020 and March 31, 2020. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
15.    Subsequent Events
No events have occurred subsequent to the date of the condensed consolidated financial statements that would require disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q, and our audited financial statements, the related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our prospectus dated September 15, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on September 16, 2020. This quarterly report reflects the historical results of operations and financial position of StepStone Group LP, our predecessor for accounting purposes, prior to the Reorganization and IPO. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2020, we oversaw approximately $313 billion of private markets allocations, including $72 billion of AUM and $241 billion of assets under advisement (“AUA”).
We are a global firm and believe that local knowledge, business relationships and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 19 offices across 13 countries in five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2020, we had 553 total employees, including 200 investment professionals and more than 350 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $55 billion of our AUM as of September 30, 2020.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $14 billion of our AUM as of September 30, 2020.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and Pacing, our portfolio cash flow, investment allocation and liquidity forecasting tool. Advisory relationships comprised $241 billion of our AUA and $3 billion of our AUM as of September 30, 2020.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Through Omni, we provided portfolio analytics and reporting on over $520 billion of client commitments as of September 30, 2020, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
We generate revenues from management and advisory fees and performance fees earned pursuant to contractual arrangements with our funds and our clients. We also invest our own capital in the StepStone Funds we manage to align our interests with those of our clients. Through these investments, we earn a pro-rata share of the results of such funds and may also be entitled to an allocation of performance-based fees from the limited partners in the StepStone Funds, commonly referred to as carried interest.
Trends Affecting Our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of the StepStone Funds’ holdings and the ability to source attractive investments and completely utilize the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment strategies has historically contributed to the stability of our performance throughout market cycles.
In addition to these macroeconomic trends and market factors, we believe our future performance will be influenced by the following factors:
•The extent to which clients favor private markets investments. Our ability to attract new capital is partially dependent on clients’ views of private markets relative to traditional asset classes. We believe our fundraising efforts will continue to be subject to certain fundamental asset management trends, including (1) the increasing importance and market share of private markets investment strategies to clients of all types as clients focus on lower-correlated and absolute levels of return, (2) the increasing demand for private markets from private wealth clients, (3) shifting asset allocation policies of institutional clients and (4) increasing barriers to entry and growth for potential competitors.
•Our ability to generate strong, stable returns. Our ability to raise and retain capital is partially dependent on the investment returns we are able to generate for our clients and drives growth in our fee-earning AUM (“FEAUM”) and management fees. Although our FEAUM and management fees have grown significantly since our inception, adverse market conditions or an outflow of capital in the private markets management industry in general could affect our future growth rate. In addition, market dislocations, contractions or volatility could put pressure on our returns in the future which could in turn affect our fundraising abilities.

•Our ability to maintain our data advantage relative to competitors. Our proprietary data and technology platforms, analytical tools and deep industry knowledge allow us to provide our clients with customized investment solutions, including asset management services and tailored reporting packages, such as customized performance benchmarks as well as compliance, administration and tax capabilities. Our ability to maintain our data advantage is dependent on a number of factors, including our continued access to a broad set of private market information and our ability to grow our relationships with fund managers and clients of all types.
•Our ability to source investments with attractive risk-adjusted returns. The continued growth in our revenues is dependent on our ability to identify attractive investments and deploy the capital that we have raised. However, the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies. Our ability to identify attractive investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and the liquidity of such investment opportunity. A significant decrease in the quality or quantity of potential opportunities could adversely affect our ability to source investments with attractive risk-adjusted returns.
•Increased competition and clients’ desire to work with fewer managers. There has been an increasing desire on the part of larger clients to build deeper relationships with fewer private markets managers. At times, this has led to certain funds being oversubscribed due to the increasing flow of capital. Our ability to invest and maintain our relationships with high-performing fund managers across private markets asset classes is critical to our clients’ success and our ability to maintain our competitive position and grow our revenue.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The spread of COVID-19 throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread, which has led to significant disruption and uncertainty in the global financial markets. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
We are closely monitoring developments related to COVID-19 and assessing any negative impacts to our business. The COVID-19 pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees, or if fund managers are unable or less able to profitably exit existing investments, which could result in delayed or decreased performance fee revenues. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of June 30, 2020, adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2020. For the six months ended September 30, 2020, our investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and in the next three months saw significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.

Recent Transactions
Reorganization and Initial Public Offering
On September 18, 2020, we completed an IPO pursuant to which we issued 20,125,000 shares of Class A common stock at a price of $18.00 per share. We received net proceeds from the offering of $337.8 million, net of underwriting discounts of $24.5 million and before offering costs of $9.7 million that were incurred by the Partnership. We used approximately $209.8 million of the net proceeds from the offering to acquire 12,500,000 newly issued Class A units of the Partnership and approximately $128.0 million to purchase 7,625,000 Class B units from certain of the Partnership’s existing unitholders, including certain members of senior management.
In connection with the IPO, we completed certain transactions as part of the Reorganization to, among other things, provide for Class A common stock and Class B common stock; appoint SSG as the sole managing member of StepStone Group Holdings LLC, the General Partner; complete a series of merger transactions such that certain blocker entities in which certain pre-IPO institutional investors held their interests in the Partnership merged with and into SSG, with SSG surviving, resulting in the pre-IPO institutional investors acquiring 9,112,500 shares of newly issued Class A common stock of SSG; and classify the Partnership’s interests acquired by SSG as Class A units and reclassify the Partnership’s interests held by the continuing partners as Class B units.
See note 1 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information about the Reorganization and IPO.
Debt Repayment
On September 18, 2020, we repaid in full the indebtedness outstanding on our senior secured term loan in the amount of $146.6 million and terminated the facility, including the senior secured revolving facility. In connection with the repayment, we wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the condensed consolidated statements of income for the quarter ended September 30, 2020. As of September 30, 2020, we had no debt obligations outstanding.
Key Financial Measures
Our key financial and operating measures are discussed below. Additional information regarding our significant accounting policies can be found in note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report.
Revenues
We generate revenues primarily from management and advisory fees, incentive fees and allocations of carried interest.
Management and Advisory Fees, Net
Management and advisory fees, net, consist of fees received from managing SMAs and focused commingled funds, advisory and data services, and portfolio analytics and reporting.

•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.41% and 0.39% of average FEAUM for the twelve months ended September 30, 2019 and 2020, respectively, and primarily reflected shifts in asset class mix.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.80% and 0.98% of average FEAUM for the twelve months ended September 30, 2019 and 2020, respectively, and primarily reflected the timing of new funds and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.51% and 0.53% of average FEAUM for the twelve months ended September 30, 2019 and 2020, respectively.
•Fee revenues from advisory, SPAR or SPI services are generally annual fixed fees, which vary based on the scope of services we provide. We also provide certain project-based or event-driven advisory services. The fees for these services are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service. Because advisory fees are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service, advisory fees do not necessarily correlate with the total size of our AUA.
•Management fees are reflected net of (i) certain professional and administrative services that we arrange to be performed by third parties on behalf of investment funds and (ii) certain distribution and servicing fees paid to third-party financial institutions. In both situations, we are acting as an agent because we do not control the services provided by the third parties before they are transferred to the customer.
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. As of September 30, 2020, we had approximately $38 billion of performance fee-eligible capital across approximately 120 programs, of which over 80 were in accrued carried interest positions.
Incentive fees are generally calculated as a percentage of the profits (up to 10%) earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax.

We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
Carried interest allocations include the allocation of performance-based fees to us from limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.
We recognize revenue attributable to carried interest allocations from a StepStone Fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued carried interest allocations, which is included as a component of investments in the condensed consolidated balance sheets.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2020 and March 31, 2020, no amounts for potential clawback obligations had been accrued.
Expenses
Cash-based compensation primarily includes salaries, bonuses, employee benefits and employer-related payroll taxes.
Equity-based compensation represents grants of equity related awards or arrangements to certain employees and directors.

Performance fee-related compensation represents the portion of carried interest allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the StepStone Funds. Approximately 50% of carried interest allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our clients and investors, and retaining key investment professionals. Carried interest-related compensation is accounted for as compensation expense in conjunction with the related carried interest allocation revenue and, until paid, is recorded as a component of accrued carried interest-related compensation in the condensed consolidated balance sheets. Carried interest-related compensation expense also includes the portion of net carried interest allocation revenue attributable to equity holders of our consolidated subsidiaries that are not 100% owned by us. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of carried interest allocation revenue from realized investment activity. Carried interest-related compensation expense may be subject to reversal to the extent that the related carried interest allocation revenue is reversed. Carried interest-related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. To date, no material amounts of realized carried interest-related compensation have been reversed. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.
General, administrative and other includes occupancy, travel and entertainment, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated with operating our business.
Other Income (Expense)
Investment income primarily represents our share of earnings from the investments we make in our SMAs and focused commingled funds. We, either directly or through our subsidiaries, generally have a general partner interest in the StepStone Funds, which invest in primary funds, secondary funds and co-investment funds, or a combination of investment types. Investment income will increase or decrease based on the earnings of the StepStone Funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds. Our co-investment funds invest in underlying portfolio companies and therefore their valuation changes from period to period are more influenced by individual companies than our primary and secondary funds, which have exposures across multiple portfolio companies in underlying private markets funds. Our SMAs and focused commingled funds invest across various industries, strategies and geographies.
Consequently, our general partner investments do not include any significant concentrations in a specific sector or geography outside the United States. Investment income excludes carried interest allocations, which are presented as revenues as described above.
Interest income consists of income earned on cash, cash equivalents and marketable securities.
Interest expense consists of the interest expense on our previously outstanding debt and related amortization of deferred financing costs and amortization of original issue discount. The quarter ended September 30, 2020 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of our outstanding debt balance.
Other income (loss), net represents gains and losses associated with non-operating activities.

Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Partnership. Prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and therefore were not subject to U.S. federal and state income taxes. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests in the Partnership is borne by the holders of such non-controlling interests.

Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. Non-controlling interests are presented as separate components in our condensed consolidated statements of income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the condensed consolidated statements of income, is presented net of the portion of net income (loss) attributable to holders of non-controlling interests.
Non-controlling interests in subsidiaries represent the economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees in those entities. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
Non-controlling interests in the Partnership represent the economic interests in the Partnership held by the Class B unitholders of the Partnership. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
Operating Metrics
We monitor certain operating metrics that are either common to the asset management industry or that we believe provide important data regarding our business.
Assets Under Management
AUM primarily reflects the assets associated with our SMAs and focused commingled funds. We classify assets as AUM if we have full discretion over the investment decisions in an account or have responsibility or custody of assets. Although management fees are based on a variety of factors and are not linearly correlated with AUM, we believe AUM is a useful metric for assessing the relative size and scope of our asset management business.
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three- month lag, adjusted for new client account activity through the period end.

Assets Under Advisement
AUA consists of client assets for which we do not have full discretion to make investment decisions but play a role in advising the client or monitoring their investments. We generally earn revenue for advisory-related services on a contractual fixed fee basis. Advisory-related services include asset allocation, strategic planning, development of investment policies and guidelines, screening and recommending investments, legal negotiations, monitoring and reporting on investments, and investment manager review and due diligence. Advisory fees vary by client based on the scope of services, investment activity and other factors. Most of our advisory fees are fixed, and therefore, increases or decreases in AUA do not necessarily lead to proportionate changes in revenue.
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end.
Fee-Earning AUM
FEAUM reflects the assets from which we earn management fee revenue (i.e., fee basis) and includes assets in our SMAs, focused commingled funds and assets held directly by our clients for which we have fiduciary oversight and are paid fees as the manager of the assets. Our SMAs and focused commingled funds typically pay management fees based on capital commitments, net invested capital and, in certain cases, NAV, depending on the fee terms. Management fees are only marginally affected by market appreciation or depreciation because substantially all of the StepStone Funds pay management fees based on capital commitments or net invested capital. As a result, management fees and FEAUM are not materially affected by changes in market value.
Our calculation of FEAUM may differ from the calculations of other asset managers and, as a result, may not be comparable to similar measures presented by other asset managers.
Undeployed Fee-Earning Capital
Undeployed fee-earning capital represents the amount of capital commitments to StepStone Funds that has not yet been invested or considered active, and as this capital is invested or activated, will generate management fee revenue.

Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
Adjusted Revenues and Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income, (c) equity-based compensation for awards granted prior to and in connection with our IPO, (d) amortization of intangibles and (e) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. ANI is income before taxes fully taxed at our blended statutory effective tax rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises net management and advisory fees, less operating expenses other than performance fee-related compensation, equity-based compensation for awards granted prior to and in connection with our IPO, amortization of intangibles and other non-core operating items. FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.
Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units in the Partnership were exchanged for Class A common stock in SSG. ANI per share is calculated as ANI divided by adjusted shares outstanding. We believe ANI per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.

Consolidated Results of Operations
The following is a discussion of our unaudited consolidated results of operations for the periods presented. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Revenues
Management and advisory fees, net	$75,652	$53,793	$139,152	$104,761
Performance fees:
Incentive fees	1,196	775	4,785	2,397
Carried interest allocation:
Realized allocation	8,556	11,059	12,194	23,959
Unrealized allocation	157,509	66,245	25,369	100,334
Total carried interest allocation	166,065	77,304	37,563	124,293
Total revenues	242,913	131,872	181,500	231,451
Expenses
Compensation and benefits:
Cash-based compensation	37,473	30,927	77,126	60,595
Equity-based compensation	952	475	1,435	950
Performance fee-related compensation:
Realized	4,811	6,384	7,711	14,164
Unrealized	78,533	33,794	9,858	50,545
Total performance fee-related compensation	83,344	40,178	17,569	64,709
Total compensation and benefits	121,769	71,580	96,130	126,254
General, administrative and other	11,114	12,763	21,401	25,090
Total expenses	132,883	84,343	117,531	151,344
Other income (expense)
Investment income	4,325	1,944	1,147	3,212
Interest income	165	406	259	740
Interest expense	(5,270)	(2,571)	(7,327)	(5,313)
Other income	—	103	—	300
Total other income (expense)	(780)	(118)	(5,921)	(1,061)
Income before income tax	109,250	47,411	58,048	79,046
Income tax expense	881	1,051	2,039	1,677
Net income	108,369	46,360	56,009	77,369
Less: Net income attributable to non-controlling interests in subsidiaries	9,045	1,995	13,138	4,486
Less: Net income attributable to non-controlling interests in the Partnership	100,114	44,365	43,661	72,883
Net loss attributable to StepStone Group Inc.(1)	$(790)	$—	$(790)	$—
_______________________________
(1)Represents the period following the Reorganization and IPO, from September 16, 2020 to September 30, 2020, as described in note 1 to our condensed consolidated financial statements included elsewhere in this quarterly report. The net loss reflects SSG’s portion of the write-off of $3.5 million in deferred debt issuance costs after the IPO in connection with the full repayment of the previously outstanding senior secured term loan.

Revenues
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Total revenues increased $111.0 million, or 84%, to $242.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to higher carried interest allocation, net management and advisory fees and incentive fees.
Net management and advisory fees increased $21.9 million, or 41%, to $75.7 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was driven by new client activity and a 22% growth in FEAUM across the platform, including retroactive fees of $9.0 million from StepStone Real Estate Partners IV (“SREP IV”), which had its final close in September 2020, and $3.9 million from StepStone Secondary Opportunities Fund IV (“SSOF IV”), for which fees were initiated in September 2019. These increases were partially offset by a $0.2 million decline in revenues associated with liquidating portfolios for which we serve as the replacement manager.
Incentive fees increased $0.4 million, or 54%, to $1.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Realized carried interest allocation revenues decreased $2.5 million, or 23%, to $8.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $88.8 million, or 115%, to $166.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily reflecting a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds driven by the general recovery in the financial markets following the initial impact of COVID-19.
Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
Total revenues decreased $50.0 million, or 22%, to $181.5 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, due to lower carried interest allocation, partially offset by higher net management and advisory fees and incentive fees.
Net management and advisory fees increased $34.4 million, or 33%, to $139.2 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. This increase was driven by new client activity and growth in FEAUM across the platform, including retroactive fees of $9.0 million from SREP IV, which had its final close in September 2020, and $8.7 million from SSOF IV, for which fees were initiated in September 2019. The increases were partially offset by a $0.6 million decline in revenues associated with liquidating portfolios for which StepStone serves as the replacement manager.
Incentive fees increased $2.4 million, or 100%, to $4.8 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019.

Realized carried interest allocation revenues decreased $11.8 million, or 49%, to $12.2 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues decreased $86.7 million, or 70%, to $37.6 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The decrease in unrealized carried interest allocation for the six months ended September 30, 2020 was primarily attributable to unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19 within our private equity funds.
For the six months ended September 30, 2020, our investments in StepStone Funds and accrued carried interest allocations initially experienced a $128.5 million decline during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and in the next three months saw a significant increase of $166.1 million, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.
Expenses
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Total expenses increased $48.5 million, or 58%, to $132.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, reflecting increases in performance fee-related compensation and cash-based compensation, partially offset by decreases in general, administrative and other expenses.
Cash-based compensation increased $6.5 million, or 21%, to $37.5 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, due to increased staffing and compensation levels. Our full-time headcount increased 16% from September 30, 2019 to September 30, 2020.
Equity-based compensation increased $0.5 million, or 100%, to $1.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was attributable to the grant of restricted stock units (“RSUs”) made to certain employees and directors in connection with our IPO in September 2020.
Performance fee-related compensation expense increased $43.2 million, or 107%, to $83.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $1.6 million, or 25%, to $4.8 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, reflecting lower realization activity.
General, administrative and other expenses decreased $1.6 million, or 13%, to $11.1 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease primarily reflected declines of $1.6 million in travel and associated costs for investment evaluation and client service, $0.5 million in amortization expense for intangibles, $0.4 million in transaction-related expenses, and other general operating expenses. These decreases were partially offset by an increase of $0.6 million in professional fees and $0.5 million in insurance costs.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
Total expenses decreased $33.8 million, or 22%, to $117.5 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, due to decreases in performance fee-related compensation and general, administrative and other expenses, partially offset by increases in cash-based compensation.
Cash-based compensation increased $16.5 million, or 27%, to $77.1 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, due to increased staffing and compensation levels, as well as $4.1 million in severance costs. Our full-time headcount increased 16% from September 30, 2019 to September 30, 2020.
Equity-based compensation increased $0.5 million, or 51%, to $1.4 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The increase was attributable to the grant of RSUs made to certain employees and directors in connection with our IPO in September 2020.
Performance fee-related compensation expense decreased $47.1 million, or 73%, to $17.6 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation decreased $6.5 million, or 46%, to $7.7 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, reflecting lower realization activity.
General, administrative and other expenses decreased $3.7 million, or 15%, to $21.4 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The decrease primarily reflected declines of $3.3 million in travel and associated costs for investment evaluation and client service, $1.0 million in transaction related fees, $1.0 million in amortization expense for intangibles, and other general operating expenses, partially offset by an increase of $1.3 million in legal and professional fees and $0.6 million in insurance costs.
Other Income (Expense)
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Investment income increased $2.4 million, or 122%, to $4.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $0.2 million, or 59%, to $0.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.
Interest expense increased $2.7 million, or 105%, to $5.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily due to the write-off of $3.5 million in unamortized debt issuance costs and discount with the full repayment of our previously outstanding senior secured term loan (“Term Loan B”) in connection with the IPO. This increase was partially offset by a decrease due to changes in interest rates on average outstanding debt balances for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
Investment income decreased $2.1 million, or 64%, to $1.1 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $0.5 million, or 65%, to $0.3 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019.
Interest expense increased $2.0 million, or 38%, to $7.3 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The increase was primarily due to the write-off of $3.5 million in unamortized debt issuance costs and discount with the full repayment of our previously outstanding Term Loan B in connection with the IPO. This increase was partially offset by a decrease due to changes in interest rates on average outstanding debt balances for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries. Prior to the Reorganization and IPO, income tax expense consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States as the Partnership is treated as a flow-through entity and is not subject to federal income taxes.
Our effective income tax rate was 0.8% and 2.2% for the three months ended September 30, 2020 and 2019, respectively, and 3.5% and 2.1% for the six months ended September 30, 2020 and 2019, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Income tax expense decreased $0.2 million, or 16%, to $0.9 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The decrease was primarily related to a general decrease in taxes paid in non-U.S. subsidiaries. The impact of U.S. federal and state income taxes in the period after the Reorganization and IPO was not material.
Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
Income tax expense increased $0.4 million, or 22%, to $2.0 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The increase was primarily related to a general increase in taxes paid in non-U.S. subsidiaries. The impact of U.S. federal and state income taxes in the period after the Reorganization and IPO was not material.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $7.1 million, or 353%, to $9.0 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.

Net income attributable to non-controlling interests in subsidiaries increased $8.7 million, or 193%, to $13.1 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B unitholders of the Partnership subsequent to the Reorganization and IPO. Net income attributable to non-controlling interests in the Partnership was $100.1 million and $43.7 million for the three and six months ended September 30, 2020, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Assets Under Management
AUM was $67 billion as of March 31, 2020, $66 billion as of June 30, 2020 and $72 billion as of September 30, 2020.
Assets Under Advisement
Assets related to our advisory accounts were $229 billion as of March 31, 2020, $226 billion as of June 30, 2020 and $241 billion as of September 30, 2020.
Fee-Earning AUM
Three Months Ended September 30, 2020
FEAUM increased $2.6 billion, or 6%, to $44.3 billion as of September 30, 2020 as compared to $41.7 billion as of June 30, 2020. Of the increase, $1.8 billion was from SMAs and $0.8 billion was from focused commingled funds.
Six Months Ended September 30, 2020
FEAUM increased $3.1 billion, or 8%, to $44.3 billion as of September 30, 2020 as compared to $41.2 billion as of March 31, 2020. Of the increase, $2.3 billion was from SMAs and $0.8 billion was from focused commingled funds.

	Three Months Ended September 30, 2020			Six Months Ended September 30, 2020
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$31,617	$10,119	$41,736	$31,089	$10,104	$41,193
Contributions(1)	1,468	981	2,449	2,663	1,180	3,843
Distributions(2)	(29)	(197)	(226)	(146)	(299)	(445)
Market value, FX and other(3)	361	(10)	351	(189)	(92)	(281)
Ending balance	$33,417	$10,893	$44,310	$33,417	$10,893	$44,310
_______________________________
(1)Contributions consist of new capital commitments that earn fees on committed capital and capital contributions to funds and accounts that earn fees on net invested capital or NAV.

(2)Distributions consist of returns of capital from funds and accounts that pay fees on net invested capital or NAV.
(3)Market value, FX and other primarily consist of changes in market value appreciation (depreciation) for funds that pay on NAV, the effect of foreign exchange rate changes on non-U.S. dollar denominated commitments, and reductions in fee-earning AUM from funds that moved from a committed capital to net invested capital fee basis or from funds and accounts that no longer pay fees.
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2020	March 31, 2020	September 30, 2019
FEAUM
Private equity	$20,480	$19,929	$17,718
Infrastructure	11,989	11,424	9,694
Private debt	7,550	6,328	5,172
Real estate	4,291	3,512	3,648
Total	$44,310	$41,193	$36,232

	As of
	September 30, 2020	March 31, 2020	September 30, 2019
Weighted-average fee rate(1)
Private equity(2)	0.67%	0.66%	0.61%
All other asset classes(3)	0.41%	0.37%	0.40%
Total	0.53%	0.51%	0.51%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.
Undeployed Fee-Earning Capital
As of September 30, 2020, we had $16.4 billion of undeployed fee-earning capital on which we will earn fees once deployed or activated.

Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Management and advisory fees, net	$75,652	$53,793	$139,152	$104,761
Less:
Cash-based compensation	37,473	30,927	77,126	60,595
General, administrative and other	11,114	12,763	21,401	25,090
Plus:
Amortization of intangibles	835	1,343	1,670	2,686
Non-core items(1)	264	1,096	4,269	2,845
Fee-related earnings	28,164	12,542	46,564	24,607
Plus:
Realized carried interest allocations	8,556	11,059	12,194	23,959
Incentive fees	1,196	775	4,785	2,397
Deferred incentive fees	1,154	799	4,700	799
Realized investment income	653	487	1,668	2,552
Interest income	165	406	259	740
Write-off of unamortized deferred financing costs	3,526	—	3,526	—
Unrealized investment income (loss) attributable to non-controlling interests in subsidiaries	62	95	(531)	148
Other income	—	103	—	300
Less:
Realized performance fee-related compensation	4,811	6,384	7,711	14,164
Interest expense	5,270	2,571	7,327	5,313
Income attributable to non-controlling interests in subsidiaries	9,045	1,995	13,138	4,486
Pre-tax adjusted net income	24,350	15,316	44,989	31,539
Less: Income taxes(2)	6,088	3,829	11,248	7,885
Adjusted net income	$18,262	$11,487	$33,741	$23,654
_______________________________
(1)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($0.3 million and $1.4 million for the three and six months ended September 30, 2019, respectively), severance costs ($0.1 million for the three months ended September 30, 2020, and $4.1 million and $0.1 million for the six months ended September 30, 2020 and 2019, respectively), transaction costs ($0.4 million and $1.0 million for the three and six months ended September 30, 2019, respectively), and other non-core operating income and expenses.
(2)Represents corporate income taxes at a blended statutory effective tax rate of 25.0% applied to pre-tax adjusted net income for all periods presented. The 25.0% is based on a federal tax statutory rate of 21.0% and a combined state, local and foreign income tax rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, the blended statutory effective tax rate of 25.0% has been applied to all periods presented for comparability purposes.

Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Adjusted revenues increased $20.1 million, or 30%, to $86.6 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily reflecting higher net management and advisory fees, partially offset by lower realized carried interest allocation revenues.
ANI increased $6.8 million, or 59%, to $18.3 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily due to the increase in FRE as discussed below, partially offset by a higher allocation of income to non-controlling interests.
Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
Adjusted revenues increased $28.9 million, or 22%, to $160.8 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, primarily reflecting increases in net management and advisory fees and incentive fees (including the deferred portion), partially offset by decreases in realized carried interest allocation revenues.
ANI increased $10.1 million, or 43%, to $33.7 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, primarily due to increases in FRE as discussed below, as well as an increase in incentive fees (including the deferred portion). These increases were partially offset by lower realized carried interest allocation revenues, net of related compensation, and a higher allocation of income to non-controlling interests.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2020 and 2019. As Class A common stock did not exist prior to the Reorganization and IPO, the computation of ANI per share assumes the same number of adjusted shares outstanding for all periods presented for comparability purposes.

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
(in thousands, except share and per share amounts)
Adjusted net income	$18,262	$11,487	$33,741	$23,654

Weighted-average shares of Class A common stock outstanding – Diluted	29,237,500	29,237,500	29,237,500	29,237,500
Assumed vesting of RSUs	745,347	745,347	745,347	745,347
Assumed vesting and exchange of Class B units	2,411,318	2,411,318	2,411,318	2,411,318
Exchange of Class B units in the Partnership(1)	65,578,831	65,578,831	65,578,831	65,578,831
Adjusted shares	97,972,996	97,972,996	97,972,996	97,972,996

Adjusted net income per share	$0.19	$0.12	$0.34	$0.24
_______________________________

(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the exchange agreement.
Fee-Related Earnings
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
FRE increased $15.6 million, or 125%, to $28.2 million for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019, primarily reflecting higher net management and advisory fees and lower general, administrative and other expenses, partially offset by higher cash-based compensation.
Six Months Ended September 30, 2020 Compared to Six Months Ended September 30, 2019
FRE increased $22.0 million, or 89%, to $46.6 million for the six months ended September 30, 2020 as compared to the six months ended September 30, 2019, primarily reflecting higher net management and advisory fees and lower general, administrative and other expenses, partially offset by higher cash-based compensation.
Reconciliation of GAAP to Non-GAAP Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Total revenues	$242,913	$131,872	$181,500	$231,451
Unrealized carried interest allocations	(157,509)	(66,245)	(25,369)	(100,334)
Deferred incentive fees	1,154	799	4,700	799
Adjusted revenues	$86,558	$66,426	$160,831	$131,916

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Income before income tax	$109,250	$47,411	$58,048	$79,046
Net income attributable to non-controlling interests in subsidiaries	(9,045)	(1,995)	(13,138)	(4,486)
Unrealized carried interest allocation revenue	(157,509)	(66,245)	(25,369)	(100,334)
Unrealized performance fee-related compensation	78,533	33,794	9,858	50,545
Unrealized investment (income) loss	(3,672)	(1,457)	521	(660)
Deferred incentive fees	1,154	799	4,700	799
Equity-based compensation	952	475	1,435	950
Amortization of intangibles	835	1,343	1,670	2,686
Unrealized investment income (loss) attributable to non-controlling interests in subsidiaries	62	95	(531)	148
Write-off of unamortized deferred financing costs	3,526	—	3,526	—
Non-core items(1)	264	1,096	4,269	2,845
Pre-tax adjusted net income	24,350	15,316	44,989	31,539
Income taxes(2)	(6,088)	(3,829)	(11,248)	(7,885)
Adjusted net income	18,262	11,487	33,741	23,654
Income taxes(2)	6,088	3,829	11,248	7,885
Realized carried interest allocation revenue	(8,556)	(11,059)	(12,194)	(23,959)
Realized performance fee-related compensation	4,811	6,384	7,711	14,164
Realized investment income	(653)	(487)	(1,668)	(2,552)
Incentive fees	(1,196)	(775)	(4,785)	(2,397)
Deferred incentive fees	(1,154)	(799)	(4,700)	(799)
Interest income	(165)	(406)	(259)	(740)
Interest expense	5,270	2,571	7,327	5,313
Other income	—	(103)	—	(300)
Write-off of unamortized deferred financing costs	(3,526)	—	(3,526)	—
Unrealized investment (income) loss attributable to non-controlling interests in subsidiaries	(62)	(95)	531	(148)
Net income attributable to non-controlling interests in subsidiaries	9,045	1,995	13,138	4,486
Fee-related earnings	$28,164	$12,542	$46,564	$24,607
_______________________________
(1)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($0.3 million and $1.4 million for the three and six months ended September 30, 2019, respectively), severance costs ($0.1 million for the three months ended September 30, 2020, and $4.1 million and $0.1 million for the six months ended September 30, 2020 and 2019, respectively), transaction costs ($0.4 million and $1.0 million for the three and six months ended September 30, 2019, respectively), and other non-core operating income and expenses.

(2)Represents corporate income taxes at a blended statutory effective tax rate of 25.0% applied to pre-tax adjusted net income for all periods presented. The 25.0% is based on a federal tax statutory rate of 21.0% and a combined state, local and foreign income tax rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, the blended statutory effective tax rate of 25.0% has been applied to all periods presented for comparability purposes.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone recommends and subsequently tracks across asset classes and investment strategies, except as set forth in greater detail, below. The data for these investments is generally presented from the inception date of each strategy and asset class through June 30, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
The historical results of our investments are not indicative of future results to be expected of existing or new investment funds, and are not a proxy for the performance of our Class A common stock, including because:
•market conditions and investment opportunities may differ from those in the past;
•the performance of our funds is largely based on the NAV (as defined below) of the funds’ investments, including unrealized gains, which may never be realized;
•newly-established funds may generate lower investment returns during the period that they initially deploy their capital;
•changes in the global tax and regulatory environment may impact both the investment preferences of our clients and the financing strategies employed by businesses in which particular funds invest, which may reduce the overall capital available for investment and the availability of suitable investments, thereby reducing investment returns in the future;
•competition for investment opportunities, resulting from the increasing amount of capital invested in private markets alternatives, may increase the cost and reduce the availability of suitable investments, thereby reducing investment returns in the future; and
•the industries and businesses in which particular funds invest will vary.
Historical and future returns of investments included in our track record are not directly correlated to potential returns on our Class A common stock.
For the purposes of the following table:
•“Invested capital” refers to the total amount of all investments made by a fund, including commitment-reducing and non-commitment-reducing capital calls;
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2020;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2020 (except as noted otherwise, below), based on contributions, distributions and unrealized value;

•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	14.0%	1.4x	Core/Core+ fund investments	7.9%	1.4x	Primaries	6.8%	Direct lending (Gross)(8)	5.8%
Secondaries	16.0%	1.4x	Value-add/opportunistic fund investments	8.8%	1.3x	Secondaries	12.1%	Distressed debt (Gross)(8)	7.4%
Co-investments	17.9%	1.5x	Real estate debt fund investments	4.8%	1.1x	Co-investments(6)	7.9%	Other (Gross)(8,9)	7.3%
			Value-add/opportunistic secondaries & co-investments	15.9%	1.2x			Private debt gross track record(8)	6.5%
								Private debt net track record	5.8%
_______________________________
(1)Private Equity includes 1,014 investments totaling $93.6 billion of capital commitments and excludes (i) two advisory co-investments and 96 client-directed investments, totaling $100.0 million and $8.1 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate):
i.Primaries: 25 basis points of net invested capital for management fee, 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
ii.Secondaries: 125 basis points (60 basis points for Infrastructure) on capital commitments in years 1 through 4 for management fee. In year 5, management fees step down to 90% of the previous year’s fee. Secondaries also include 5 basis points of capital commitments for fund expenses and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs. Secondaries also include 12.5% of paid and unrealized carry (15.0% of paid and unrealized carry for Real Estate), with an 8% preferred return hurdle.
iii.Co-investments: 100 basis points on net committed capital for management fee, 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs. Co-investments also include 10.0% of paid and unrealized carry (15.0% of paid and unrealized carry for Real Estate), with an 8% preferred return hurdle.
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital.
(3)Investments of former clients are included in performance summary past the client termination date until such time as StepStone stops receiving current investment data (quarterly valuations and cash flows) for the investment. At that point, StepStone will then ‘liquidate’ the fund by entering a distribution amount equal to the last reported NAV, thus ending its contribution to the track record as of that date. Historical performance contribution will be maintained up until the ‘liquidation’ date.

(4)Real Estate includes 379 investments totaling $56.1 billion of capital commitments and excludes (i) 22 client-directed investments, totaling $2.4 billion of capital commitments, (ii) three secondary core/core+ investments, totaling $234.1 million, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 105 investments totaling $19.8 billion of capital commitments and excludes (i) approximately 12 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and eight client-directed investments, totaling $806.9 million and $543.5 million, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 422 investments totaling $18.2 billion of capital commitments and excludes (i) 21 client-directed investments, totaling $1.4 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly net asset value for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital.
(8)Subset performance is presented net of fees and expenses charged by the underlying fund manager only (performance results do not reflect StepStone fees and expenses).
(9)Other includes mezzanine debt, infrastructure debt, collateralized loan obligations, private performing debt, senior debt, fund of funds, leasing, regulatory capital, trade finance and intellectual property/royalty.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We generate cash primarily from management and advisory fees and realized carried interest allocations. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities, (b) realizations from investment activities, (c) borrowings, interest payments and repayments under credit agreements and other borrowing arrangements, (d) funding capital commitments to our funds, and funding our growth initiatives, including capital expenditures and acquisitions to expand into new businesses.
As of September 30, 2020, we had $159.8 million of cash, cash equivalents and restricted cash and $544.1 million of investments in StepStone Funds, including $486.2 million of accrued carried interest allocations, against $245.8 million in accrued carried interest-related compensation payable. On September 18, 2020, we repaid in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million. As of September 30, 2020, we had no debt obligations outstanding.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) carried interest allocations and incentive fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, and to make investments in the StepStone Funds. We believe we will have sufficient cash to meet our obligations for the next 12 months.

Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2020	2019
Net cash provided by operating activities	$82,862	$46,651
Net cash used in investing activities	(5,747)	(2,813)
Net cash used in financing activities	(7,183)	(22,764)
Effect of exchange rate changes	(44)	(58)
Net increase in cash, cash equivalents and restricted cash	$69,888	$21,016
Operating Activities
Operating activities provided $82.9 million and $46.7 million of cash for the six months ended September 30, 2020 and 2019, respectively. For the six months ended September 30, 2020 and 2019, respectively, these amounts primarily consisted of the following:
•net income (loss), after adjustments for non-cash items, of $39.3 million and $(19.0) million; and
•net change in operating assets and liabilities of $43.6 million and $65.6 million, primarily reflecting changes in accrued compensation and benefits and accrued carried interest-related compensation.
Investing Activities
Investing activities used $5.7 million and $2.8 million of cash for the six months ended September 30, 2020 and 2019, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $5.0 million and $2.6 million;
•purchases of fixed assets of $0.7 million and $0.1 million; and
•net purchases of marketable securities of $0 million and $0.1 million.
Financing Activities
Financing activities used $7.2 million and $22.8 million of cash for the six months ended September 30, 2020 and 2019, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $3.3 million and $110.8 million;
•proceeds from IPO, net of underwriting discounts of $337.8 million and $0 million;
•purchase of non-controlling interests of $131.3 million and $107.2 million;
•payment of deferred offering costs of $5.9 million and $0 million;
•payments on term loan of $147.0 million and $0.8 million;
•distributions to non-controlling interests of $63.6 million and $24.8 million; and

•payments for acquisition earn-outs of $0.5 million and $0.6 million.
Prior Credit Agreement
In March 2018, we entered into a credit and guaranty agreement (“Credit Agreement”) with various lenders. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A. (“JPMorgan”), as the administrative agent, and provided for the Term Loan B with an aggregate principal of $150.0 million and a senior secured revolving facility (“LOC”) with an aggregate borrowing capacity of $10.0 million. Net proceeds from the Term Loan B were $145.7 million, net of arrangement fees and other expenses. A portion of the proceeds were used to repay the outstanding balances on a prior credit facility.
On September 18, 2020, we repaid in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million. In connection with the repayment, we wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the condensed consolidated statements of income for the quarter ended September 30, 2020. As of September 30, 2020, we had no debt obligations outstanding.
Equity Transactions
In August 2019, we completed a series of transactions resulting in the unitization of our equity and the combination of certain classes of our equity to facilitate the sale of newly issued equity interests in us to certain institutional investors (the “2019 Transaction”). We received approximately $110.8 million in net proceeds from the sale of equity to institutional investors and used all of the proceeds to repurchase an equal number of equity interests from certain of our existing equity holders. In addition, we repurchased additional Class D partnership interests from a former employee for $2.3 million, which will be paid to the former employee at such time as carried interest allocations are realized by us. In connection with the 2019 Transaction, the previously existing Class A1, Class B, Class C and Class D partnership units were canceled and combined with and into the existing Class A partnership interests of the Company as a single class with equal value (without substantive changes to economic rights associated therewith), with each partner participating ratably in all distributions, including carried interest.
In June 2020, one of our consolidated subsidiaries completed a transaction to repurchase partnership interests in the subsidiary from a former partner for approximately $3.3 million, and subsequently sold an equal number of partnership interests to certain employees of the subsidiary for approximately $3.3 million, resulting in no net proceeds to the subsidiary.
In connection with the consummation of the IPO, we issued new partnership interests to certain StepStone professionals in the Infrastructure subsidiary in exchange for their partnership interests in the Infrastructure subsidiary, which increased our interest in the Infrastructure subsidiary to approximately 49% and decreased the interest of the StepStone professionals in the Infrastructure subsidiary to approximately 51%.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.

Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of September 30, 2020, we were required to maintain approximately $1.8 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.
Dividend and Distribution Policy
We may pay dividends to holders of our Class A common stock in the future. The declaration and payment by us of any future dividends to Class A stockholders is at the sole discretion of our board of directors. Subject to funds being legally available, we will cause the Partnership to make pro rata distributions to its limited partners, including us, in amounts sufficient to make payment of applicable income and other taxes, to make payment under the Tax Receivable Agreements, and to make payment for corporate and other general expenses. Because our board of directors may determine to pay or not pay dividends to our Class A stockholders, our Class A stockholders may not necessarily receive dividend distributions relating to our excess distributions, even if the Partnership makes excess distributions to us.
Tax Receivable Agreements
We have entered into an Exchanges Tax Receivable Agreement with certain continuing partners of the Partnership and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to these continuing partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such continuing partner’s and institutional investor’s Partnership units in connection with the Reorganization and IPO and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements.
Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of September 30, 2020:

(in thousands)	Total	Remainder of Fiscal 2021	Fiscal 2022-2023	Fiscal 2024-2025	Thereafter
Operating lease obligations(1)	$81,125	$4,880	$17,404	$18,356	$40,485
Contingent earnout payments	474	—	330	138	6
Capital commitments(2)	61,396	61,396	—	—	—
Total	$142,995	$66,276	$17,734	$18,494	$40,491
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2031. The table only includes guaranteed minimum lease payments under these agreements and does not project other lease-related payments. These leases are classified as operating leases for financial reporting purposes and, accordingly, are not recorded as liabilities in our condensed consolidated financial statements.

(2)Capital commitments represent our obligations to provide general partner capital funding to the StepStone Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the Remainder of Fiscal 2021 column. Capital commitments are expected to be called over a period of several years.
We have entered into Tax Receivable Agreements with certain non-controlling interest holders pursuant to which we will pay them 85% of the net cash tax savings, if any, realized (or, under certain circumstances, deemed to realize) as a result of increases in tax basis resulting from the acquisition of their units in the Partnership in connection with the Reorganization and IPO. Because the timing of amounts to be paid under the Tax Receivable Agreements cannot be determined, this contractual commitment has not been presented in the table above. The tax savings actually realized may be substantial and we may not have sufficient cash available to pay this liability, in which case, we may be required to incur additional debt to satisfy this liability.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to clients in our funds that are not reflected in our condensed consolidated financial statements. See notes 4 and 14, respectively, to our condensed consolidated financial statements included elsewhere in this quarterly report for information on variable interest entities and commitments and contingencies.
Critical Accounting Policies
We prepare our condensed consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our condensed consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and judgments, however, are both subjective and subject to change, and actual amounts may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known.
See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements included in our prospectus dated September 15, 2020, filed with the SEC on September 16, 2020, for a summary of our significant accounting policies.
Recent Accounting Developments
Information regarding recent accounting developments and their effects to us can be found in note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to a broad range of risks inherent in the financial markets in which we participate, including price risk, interest-rate risk, access to and cost of financing risk, liquidity risk, counterparty risk and foreign exchange-rate risk. Potentially negative effects of these risks may be mitigated to a certain extent by those aspects of our investment approach, investment strategies, fundraising practices or other business activities that are designed to benefit, either in relative or absolute terms, from periods of economic weakness, tighter credit markets or financial market dislocations.

Market Risk
Our predominant exposure to market risk is related to our role as general partner or investment manager for our focused commingled funds and SMAs and the sensitivities to movements in the fair value of their investments, which may adversely affect our performance fee revenues and investment income.
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of September 30, 2020, NAV-based management fees represented approximately 1% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2020 would result in an approximate $0.5 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2020, we had $12.7 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2020, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $79.9 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments held as of September 30, 2020, we estimate that a 10% decline in fair value of the investments would result in a $5.8 million decrease in the amount of income.
Exchange Rate Risk
Our business is affected by movements in the exchange rate between the U.S. dollar and non-U.S. dollar currencies in respect of revenues and expenses of our foreign offices that are denominated in non-U.S. dollar currencies and cash and other balances we hold in non-functional currencies. The amount of revenues and expenses attributable to our foreign offices is not material in relation to our U.S. offices. Therefore, changes in exchange rates are not expected to materially affect our condensed consolidated financial statements.

Certain of our focused commingled funds and SMAs hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the exchange rate between the U.S. dollar and foreign currencies, which could affect investment performance. The currency exposure related to investments in foreign currency assets is limited to our general partner interest, which is typically no more than one percent of total capital commitments. Changes in exchange rates are not expected to materially affect our condensed consolidated financial statements.
Interest Rate Risk
During the quarter ended September 30, 2020, we used a portion of the net proceeds from the IPO to repay in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million and accrued interest of $0.6 million. As of September 30, 2020, there were no debt obligations outstanding. Of the $156.9 million of cash, cash equivalents and restricted cash as of September 30, 2020, we estimate that interest income would increase by $1.6 million on an annualized basis as a result of a 100 basis point increase in interest rates.
Credit Risk
We are party to agreements providing for various financial services and transactions that contain an element of risk in the event that the counterparties are unable to meet the terms of such agreements. In such agreements, we depend on the respective counterparty to make payment or otherwise perform. We generally endeavor to minimize our risk of exposure by limiting the counterparties with which we enter into financial transactions to reputable financial institutions. In other circumstances, availability of financing from financial institutions may be uncertain due to market events, and we may not be able to access these financing markets.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, under the supervision and with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have not engaged an independent registered accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are not an accelerated filer, as such term is defined by Rule 12b-2 of the Exchange Act, and therefore our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. Our independent public registered accounting firm will first be required to attest to the effectiveness of our internal control over financial reporting for our Annual Report on Form 10-K for the first year we are no longer an “emerging growth company.”
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our prospectus dated September 15, 2020, filed with the SEC on September 16, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Form of Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Form of Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
10.1	Eighth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of September 18, 2020, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities parties thereto	8-K	10.1	9/18/2020	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.2	9/18/2020	001-39510
10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto	8-K	10.4	9/18/2020	001-39510
10.5	Registration Rights Agreement, dated as of September 18, 2020, by and among the Company and the other persons and entities party thereto	8-K	10.5	9/18/2020	001-39510
10.6	Stockholders Agreement, dated as of September 18, 2020, by and among the Company, the Partnership and the other persons and entities party thereto	8-K	10.6	9/18/2020	001-39510
10.7	StepStone Group Inc. 2020 Long-Term Incentive Plan	8-K	10.7	9/18/2020	001-39510
10.8	Form of Indemnification Agreement to be entered into between StepStone Group Inc. and certain of its directors and officers	S-1	10.9	8/24/2020	001-39510
31.1	Certification of Co-Chief Executive Officer pursuant to Exchange Act, as amended					X
31.2	Certification of Co-Chief Executive Officer pursuant to Exchange Act, as amended					X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act, as amended					X
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	Interactive Data File					X
104	Cover Page Interactive Data File					X

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2020.

STEPSTONE GROUP INC.

By:	/s/ Johnny Randel
Johnny Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)