Form 10-Q
period 2020-12-31
StepStone Group Inc.
filed 2021-02-11
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 9, 2021, there were 29,237,500 shares of the registrant’s Class A common stock, par value $0.001, and 65,578,831 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
• “we,” “us,” “our,” the “Company,” “our company,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO (each as defined below) and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$185,020	$89,939
Restricted cash	3,971	—
Fees and accounts receivable	27,640	25,121
Due from affiliates	5,388	9,690
Investments:
Investments in funds	63,449	53,386
Accrued carried interest allocations	636,887	460,837
Deferred income tax assets	35,658	732
Other assets and receivables	23,692	25,502
Intangibles, net	6,326	8,830
Goodwill	6,792	6,792
Total assets	$994,823	$680,829
Liabilities and stockholders’ equity / partners’ capital
Accounts payable, accrued expenses and other liabilities	$42,030	$36,222
Accrued compensation and benefits	42,497	23,185
Accrued carried interest-related compensation	320,942	237,737
Due to affiliates	55,217	3,574
Debt obligations	—	143,144
Total liabilities	460,686	443,862
Commitments and contingencies (Note 14)
Partners’ capital	—	216,051
Class A common stock, $0.001 par value, 650,000,000 authorized; 29,237,500 issued and outstanding as of December 31, 2020	29	—
Class B common stock, $0.001 par value, 125,000,000 authorized; 65,578,831 issued and outstanding as of December 31, 2020	66	—
Additional paid-in capital	121,266	—
Retained earnings	24,788	—
Accumulated other comprehensive income	53	178
Total StepStone Group Inc. stockholders' equity / partners' capital	146,202	216,229
Non-controlling interests in subsidiaries	25,133	20,738
Non-controlling interests in the Partnership	362,802	—
Total stockholders' equity / partners' capital	534,137	236,967
Total liabilities and stockholders' equity / partners' capital	$994,823	$680,829
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	December 31, 2020	March 31, 2020
Assets
Cash and cash equivalents	$27,489	$17,565
Restricted cash	1,089	—
Fees and accounts receivable	18,144	16,040
Due from affiliates	2,701	3,987
Investments in funds	12,709	11,400
Other assets and receivables	3,918	188
Total assets	$66,050	$49,180

Liabilities
Accounts payable, accrued expenses and other liabilities	$13,012	$6,225
Accrued compensation and benefits	13,806	7,258
Due to affiliates	932	—
Total liabilities	$27,750	$13,483
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues
Management and advisory fees, net	$70,093	$66,265	$209,245	$171,026
Performance fees:
Incentive fees	313	229	5,098	2,626
Carried interest allocation:
Realized allocation	26,063	19,581	38,257	43,540
Unrealized allocation	150,681	(14,860)	176,050	85,474
Total carried interest allocation	176,744	4,721	214,307	129,014
Total revenues	247,150	71,215	428,650	302,666
Expenses
Compensation and benefits:
Cash-based compensation	36,732	34,188	113,858	94,783
Equity-based compensation	3,206	482	4,641	1,432
Performance fee-related compensation:
Realized	10,241	10,418	17,952	24,582
Unrealized	73,629	(6,993)	83,487	43,552
Total performance fee-related compensation	83,870	3,425	101,439	68,134
Total compensation and benefits	123,808	38,095	219,938	164,349
General, administrative and other	12,624	13,306	34,487	37,985
Total expenses	136,432	51,401	254,425	202,334
Other income (expense)
Investment income	5,361	699	6,508	3,911
Interest income	83	399	342	1,139
Interest expense	(26)	(2,434)	(7,353)	(7,747)
Other income (loss)	799	(247)	1,261	(358)
Total other income (expense)	6,217	(1,583)	758	(3,055)
Income before income tax	116,935	18,231	174,983	97,277
Income tax expense	9,546	997	11,585	2,674
Net income	107,389	17,234	163,398	94,603
Less: Net income attributable to non-controlling interests in subsidiaries	5,496	5,170	18,634	9,656
Less: Net income attributable to non-controlling interests in the Partnership	76,315	12,064	119,976	84,947
Net income attributable to StepStone Group Inc.	$25,578	$—	$24,788	$—

Earnings per share of Class A common stock:
Basic	$0.87		$0.85
Diluted	$0.87		$0.84
Weighted-average shares of Class A common stock:
Basic	29,237,500		29,237,500
Diluted	32,704,975		32,664,198
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net income	$107,389	$17,234	$163,398	$94,603
Other comprehensive income:
Foreign currency translation adjustment	446	353	983	303
Total other comprehensive income	446	353	983	303
Comprehensive income before non-controlling interests	107,835	17,587	164,381	94,906
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	5,719	5,352	19,131	9,812
Less: Comprehensive income attributable to non-controlling interests in the Partnership	76,463	12,235	120,409	85,094
Comprehensive income attributable to StepStone Group Inc.	$25,653	$—	$24,841	$—
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at September 30, 2020	$—	$29	$66	$120,278	$(790)	$(22)	$20,729	$284,105	$424,395
Net income	—	—	—	—	25,578	—	5,496	76,315	107,389
Other comprehensive income	—	—	—	—	—	75	223	148	446
Contributed capital	—	—	—	—	—	—	—	19	19
Equity-based compensation	—	—	—	988	—	—	3	2,215	3,206
Distributions	—	—	—	—	—	—	(1,318)	—	(1,318)
Balance at December 31, 2020	$—	$29	$66	$121,266	$24,788	$53	$25,133	$362,802	$534,137

Balance at March 31, 2020	$216,051	$—	$—	$—	$—	$178	$20,738	$—	$236,967
Net income prior to Reorganization and IPO	45,265	—	—	—	—	—	12,428	—	57,693
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	335	350	—	685
Contributed capital prior to Reorganization and IPO	27	—	—	—	—	—	—	—	27
Equity-based compensation prior to Reorganization and IPO	723	—	—	—	—	—	2	—	725
Sale of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	3,308	—	3,308
Purchase of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	(3,308)	—	(3,308)
Distributions prior to Reorganization and IPO	(50,424)	—	—	—	—	—	(13,161)	—	(63,585)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Deferred IPO costs	—	—	—	(2,981)	—	—	—	(6,686)	(9,667)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(103,063)	—	—	—	103,063	—
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under TRA	—	—	—	(7,128)	—	—	—	—	(7,128)
Net income subsequent to Reorganization and IPO	—	—	—	—	24,788	—	6,206	74,711	105,705
Other comprehensive income subsequent to Reorganization and IPO	—	—	—	—	—	53	147	98	298
Contributed capital subsequent to Reorganization and IPO	—	—	—	—	—	—	—	19	19
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	1,207	—	—	5	2,704	3,916
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(1,330)	—	(1,330)
Balance at December 31, 2020	$—	$29	$66	$121,266	$24,788	$53	$25,133	$362,802	$534,137
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at September 30, 2019	$179,580	$—	$—	$—	$—	$259	$16,985	$—	$196,824
Net income	12,064	—	—	—	—	—	5,170	—	17,234
Other comprehensive income	—	—	—	—	—	171	182	—	353
Contributed capital	3	—	—	—	—	—	—	—	3
Equity-based compensation	482	—	—	—	—	—	—	—	482
Distributions	(5,973)	—	—	—	—	—	(933)	—	(6,906)
Balance at December 31, 2019	$186,156	$—	$—	$—	$—	$430	$21,404	$—	$207,990

Balance at March 31, 2019	$128,426	$—	$—	$—	$—	$283	$16,953	$—	$145,662
Net income	84,947	—	—	—	—	—	9,656	—	94,603
Other comprehensive income	—	—	—	—	—	147	156	—	303
Contributed capital	10	—	—	—	—	—	—	—	10
Equity-based compensation	1,432	—	—	—	—	—	—	—	1,432
Sale of partnership interests	110,753	—	—	—	—	—	—	—	110,753
Purchase of partnership interests	(113,052)	—	—	—	—	—	—	—	(113,052)
Distributions	(26,360)	—	—	—	—	—	(5,361)	—	(31,721)
Balance at December 31, 2019	$186,156	$—	$—	$—	$—	$430	$21,404	$—	$207,990
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$163,398	$94,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,157	5,479
Unrealized carried interest allocation and investment income	(178,546)	(86,244)
Unrealized gains on marketable securities	—	(298)
Write-off / amortization of deferred financing costs	3,856	598
Equity-based compensation	4,641	1,432
Change in deferred income taxes	8,666	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(2,519)	(2,343)
Due from affiliates	4,302	(13,109)
Other assets and receivables	3,657	(186)
Accounts payable, accrued expenses and other liabilities	5,245	2,092
Accrued compensation and benefits	19,312	13,485
Accrued carried interest-related compensation	83,205	53,826
Due to affiliates	923	(1,485)
Net cash provided by operating activities	120,297	67,850

Cash flows from investing activities
Purchases of marketable securities	—	(27,694)
Proceeds from sales and maturities of marketable securities	—	71,345
Contributions to investments	(10,324)	(10,213)
Distributions received from investments	2,776	4,787
Purchases of property and equipment	(1,001)	(184)
Net cash provided by (used in) investing activities	(8,549)	38,041
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from financing activities
Sale of non-controlling interests	$3,308	$110,753
Proceeds from capital contributions from non-controlling interests	46	10
Proceeds from IPO, net of underwriting discount	337,798	—
Purchase of non-controlling interests	(131,294)	(107,188)
Payment of deferred offering costs	(9,667)	—
Principal payments on term loan	(147,000)	(1,125)
Distributions to non-controlling interests	(64,915)	(31,722)
Other financing activities	(781)	(1,070)
Net cash used in financing activities	(12,505)	(30,342)
Effect of foreign currency exchange rate changes	(191)	(57)
Net increase in cash, cash equivalents and restricted cash	99,052	75,492
Cash, cash equivalents and restricted cash at beginning of period	89,939	40,622
Cash, cash equivalents and restricted cash at end of period	$188,991	$116,114

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Purchase of non-controlling partnership interests payable	$—	$5,864
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under TRA	7,128	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$185,020	$116,114
Restricted cash	3,971	—
Total cash, cash equivalents and restricted cash	$188,991	$116,114
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
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and a 100% membership interest in the General Partner of the Partnership. While this interest represents a minority of economic interests in the Partnership, SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and report non-controlling interests related to the Class B units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of December 31, 2020, SSG held approximately 30.8% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Amounts relating to deferred tax assets that were previously reported within other assets and receivables have been presented separately in the condensed consolidated balance sheets as of March 31, 2020. Amounts relating to foreign currency translation gains and losses that were previously reported within general, administrative and other expenses have been presented within other income (loss) in the condensed consolidated statements of income.
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
Non-controlling interests in the Partnership represent the economic interests related to the Class B units of the Partnership which are not owned by SSG. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss. Prior to the Reorganization and IPO, all of the Company’s net income related to the Partnership and therefore has been presented as non-controlling interests in the Partnership.
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending December 31, 2020, the Company used the September 30, 2020 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of September 30, 2020 to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2020.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The outbreak has significantly affected the global economy and financial markets. Given the ongoing nature of the outbreak, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and the Company’s condensed consolidated financial statements. During the nine months ended December 31, 2020, the Company's investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines in the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and has subsequently seen significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments and contingent consideration balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration balances.
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
The Company recognizes revenues from asset management services and advisory services when control of the promised services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. SMAs are generally contractual arrangements involving an investment management agreement between the Company and a single client, and are typically structured as a partnership or limited liability company for which a subsidiary of SSG serves as the general partner or managing member. Focused commingled funds are structured as limited partnerships or limited liability companies with multiple clients, for which a subsidiary of the Company serves as the general partner or managing member. The Company determined that the individual client or single limited partner or member is the customer with respect to SMAs and advisory clients, while the investment fund is generally considered to be the customer for arrangements with focused commingled funds.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2020 and March 31, 2020, no material amounts for potential clawback obligations had been accrued.
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
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement with the partners of the Partnership as of the date of the IPO and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements.
Accumulated Other Comprehensive Income
The Company's accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	December 31, 2020	March 31, 2020
Foreign currency translation adjustments	$53	$502
Unrealized loss on defined benefit plan, net	—	(324)
Accumulated other comprehensive income	$53	$178
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company expects to adopt this guidance on April 1, 2021. The adoption of this guidance is expected to materially impact the Company’s condensed consolidated balance sheets due to the requirement to record right-of-use assets and liabilities related to leases that are currently reported as operating leases. However, the Company does not expect the adoption to materially impact its condensed consolidated statements of income because substantially all of its leases are classified as operating leases, which will continue to be recognized as expense on a straight-line basis under the new guidance. See note 14 for more information related to the Company’s minimum lease payments as of December 31, 2020.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. This guidance is effective for annual periods beginning after December 15, 2020. The Company does not expect adoption of this guidance to have a material effect on the condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company's performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and Advisory Fees, Net	2020	2019	2020	2019
Focused commingled funds	$23,567	$24,311	$74,241	$56,917
SMAs	33,079	28,181	95,030	78,321
Advisory and other services	13,442	13,672	39,907	35,236
Fund reimbursement revenues	5	101	67	552
Total management and advisory fees, net	$70,093	$66,265	$209,245	$171,026

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive Fees	2020	2019	2020	2019
SMAs	$313	$229	$5,070	$2,626
Focused commingled funds	—	—	28	—
Total incentive fees	$313	$229	$5,098	$2,626

	Three Months Ended December 31,		Nine Months Ended December 31,
Carried Interest Allocation	2020	2019	2020	2019
SMAs	$136,950	$(850)	$158,409	$93,650
Focused commingled funds	39,794	5,571	55,898	35,364
Total carried interest allocation	$176,744	$4,721	$214,307	$129,014
The increase or decrease in carried interest allocation for the three and nine months ended December 31, 2020 as compared to the prior year periods are primarily attributable to net unrealized appreciation or depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company's accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues(1)	2020	2019	2020	2019
United States	$44,821	$20,955	$96,782	$73,915
Non-U.S. countries	202,329	50,260	331,868	228,751
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
For the three and nine months ended December 31, 2020 and 2019, no individual client represented 10% or more of the Company’s management and advisory fees.
As of December 31, 2020 and March 31, 2020, the Company had $13.6 million and $8.5 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the nine months ended December 31, 2020, the Company had recognized $0.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2020.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly-owned by the Company and include Swiss Capital, SRA and SRE. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $66.1 million and $49.2 million as of December 31, 2020 and March 31, 2020, respectively. The liabilities of the consolidated VIEs totaled $27.8 million and $13.5 million as of December 31, 2020 and March 31, 2020, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of December 31, 2020, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	December 31, 2020	March 31, 2020
Investments in funds	$63,449	$53,386
Due from affiliates, net	4,165	6,116
Less: Amounts attributable to non-controlling interests in subsidiaries	7,238	6,641
Maximum exposure to loss	$60,376	$52,861

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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s equity method investments consist of the following:

	As of
	December 31, 2020	March 31, 2020
Investments in funds	$63,449	$53,386
Accrued carried interest allocations	636,887	460,837
Total investments	$700,336	$514,223
The Company recognized equity method income of $182.1 million and $5.4 million for the three months ended December 31, 2020 and 2019, respectively, of which $176.7 million and $4.7 million, respectively, related to carried interest allocations. The Company recognized equity method income of $220.8 million and $132.9 million for the nine months ended December 31, 2020 and 2019, respectively, of which $214.3 million and $129.0 million, respectively, related to carried interest allocations.
As of December 31, 2020, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 26% of the total accrued carried interest allocations balance as of that date. As of March 31, 2020, the Company’s investments in three SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 37% of the total accrued carried interest allocations balance as of that date.
Of the total accrued carried interest allocations balance as of December 31, 2020 and March 31, 2020, respectively, $320.9 million and $237.7 million were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of December 31, 2020 and March 31, 2020 and for the three and nine months ended December 31, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
6.    Fair Value Measurements
The Company measures its liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2020
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$636	$636
Total liabilities	$—	$—	$636	$636

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	As of March 31, 2020
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,035	$1,035
Total liabilities	$—	$—	$1,035	$1,035
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2020 and 2019.
The changes in the fair value of Level III financial instruments is set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Contingent Consideration Liability
Balance, beginning of period:	$474	$1,848	$1,035	$2,485
Additions	—	—	—	—
(Gain) loss on change in fair value	435	—	435	—
Settlements	(273)	(490)	(834)	(1,127)
Balance, end of period:	$636	$1,358	$636	$1,358

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$435	$—	$435	$—
The amount of the contingent consideration liability is based on the achievement of certain performance targets. The fair value of the contingent consideration liability is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liability primarily relate to the discount rates applied to the expected future payments of obligations, which ranged from 8.0% to 10.4% as of December 31, 2020. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liability are included in general, administrative and other expenses in the condensed consolidated statements of income.
7.    Intangibles and Goodwill
Intangible assets primarily consist of certain management contracts providing economic rights to management and advisory fees, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	December 31, 2020	March 31, 2020
Management contracts	$41,058	$41,058
Less: Accumulated amortization	(34,732)	(32,228)
Intangible assets, net	$6,326	$8,830

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Amortization expense related to intangible assets was $0.8 million and $1.3 million for the three months ended December 31, 2020 and 2019, respectively, and $2.5 million and $4.0 million for the nine months ended December 31, 2020 and 2019, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At December 31, 2020, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2021	$835
FY2022	2,481
FY2023	1,768
FY2024	932
FY2025	242
Thereafter	68
Total	$6,326
The carrying value of goodwill was $6.8 million as of December 31, 2020 and March 31, 2020. The Company determined there was no indication of goodwill impairment as of December 31, 2020 and March 31, 2020.
8.    Debt Obligations
On September 18, 2020, the Company repaid in full the indebtedness outstanding on a senior secured term loan (“Term Loan B”) in the amount of $146.6 million and effectively terminated the facility, including the senior secured revolving facility. In connection with the repayment, the Company wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the condensed consolidated statements of income for the nine months ended December 31, 2020. As of December 31, 2020, the Company had no debt obligations outstanding. As of March 31, 2020, the Company had $143.1 million of debt obligations outstanding.
9.    Equity-Based Compensation
2020 Long-Term Incentive Plan
In connection with the IPO, the Company adopted the 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance stock awards to employees, directors and consultants. As of December 31, 2020, there were 2,490,203 shares of Class A common stock available to grant under the LTIP.
Restricted Stock Units
During the nine months ended December 31, 2020, the Company granted 2,514,317 RSUs to certain employees and directors with an aggregate grant date fair value of $45.4 million. RSUs represent the right to receive payment on the date of vesting in the form of one share of Class A common stock for each RSU. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents which are generally paid in cash when such RSUs vest. The RSUs granted generally vest over four years in equal annual installments. Upon vesting, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2020	—	$—
Granted	2,514,317	$18.06
Vested	—	$—
Forfeited	(4,520)	$18.00
Balance as of December 31, 2020	2,509,797	$18.06
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
As of December 31, 2020, there were 2,566,566 unvested Class B2 units outstanding. During the nine months ended December 31, 2020, 24,786 of the outstanding Class B2 units were forfeited. As of December 31, 2020, none of the outstanding Class B2 units were vested.
As of December 31, 2020, $48.7 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.7 years.
10.    Income Taxes
Prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes. Subsequent to the Reorganization and IPO, all income attributable to SSG is subject to U.S. corporate income taxes.
The Reorganization and IPO resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. As a result, as of such date, the Company recognized a deferred tax asset in the amount of $81.3 million associated with the increase in tax basis from the Reorganization and IPO, as well as the basis difference in SSG’s investment in the Partnership. A portion of the total basis difference will only reverse upon a sale of SSG’s interest in the Partnership, which is not expected to occur in the foreseeable future. Therefore, the Company also recognized a valuation allowance in the amount of $37.8 million against the deferred tax asset (resulting in a net deferred tax asset of $43.5 million) which is considered capital in nature as it was not more-likely-than-not that this portion of deferred tax assets would be realized. Concurrently with the Reorganization, IPO and recording of the deferred tax asset, the Company recorded a payable pursuant to the Tax Receivable Agreements within due to affiliates in the condensed consolidated balance sheets of $50.7 million.
The Company’s effective tax rate was 8.2% and 5.5% for the three months ended December 31, 2020 and 2019, respectively, and 6.6% and 2.7% for the nine months ended December 31, 2020 and 2019, respectively. The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company evaluates the realizability of its deferred tax asset on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax asset may not be realized.
As of December 31, 2020, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
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
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock is presented for the three months ended December 31, 2020 and from September 16, 2020 through December 31, 2020, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2020	Period from IPO date to December 31, 2020
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$25,578	$24,788
Incremental income from assumed vesting of RSUs	877	820
Incremental income from assumed vesting and exchange of Class B2 units	2,014	1,948
Net income attributable to StepStone Group Inc. – Diluted	$28,469	$27,556

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	29,237,500	29,237,500
Assumed vesting of RSUs	1,012,657	977,400
Assumed vesting and exchange of Class B2 units	2,454,818	2,449,298
Weighted-average shares of Class A common stock outstanding – Diluted	32,704,975	32,664,198

Net income per share of Class A common stock:
Basic	$0.87	$0.85
Diluted	$0.87	$0.84
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
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $41.3 million and $38.1 million for the three months ended December 31, 2020 and 2019, respectively, and $126.4 million and $96.0 million for the nine months ended December 31, 2020 and 2019, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $176.7 million and $4.7 million for the three months ended December 31, 2020 and 2019, respectively, and $214.3 million and $129.0 million for the nine months ended December 31, 2020 and 2019, respectively.
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

	As of
	December 31, 2020	March 31, 2020
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$50,720	$—
Amounts payable to StepStone Funds	925	6
Distributions payable to certain employee equity holders of consolidated subsidiaries	3,572	3,568
Total due to affiliates	$55,217	$3,574

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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table shows a rollforward of the Company's shares of common stock outstanding since the IPO:

	Class A Common Stock	Class B Common Stock
September 15, 2020	—	—
Issued to public holders in the IPO	20,125,000	—
Issued to Class B unitholders in the Reorganization	—	65,578,831
Class A partnership units exchanged in the Reorganization	9,112,500	—
December 31, 2020	29,237,500	65,578,831
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
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not have a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of December 31, 2020.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Lease Commitments
The Company leases offices in approximately 20 cities in the United States, Canada, South America, Europe, Asia and Australia, and office equipment subject to operating lease agreements expiring through 2031. The Company accounts for its operating leases on a straight-line basis and includes the related expense in general, administrative and other expenses in the condensed consolidated statements of income. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Occupancy expense related to office facility operating leases totaled $2.3 million and $2.1 million for the three months ended December 31, 2020 and 2019, respectively, and $6.9 million and $6.7 million for the nine months ended December 31, 2020 and 2019, respectively.
Future minimum lease payments related to the Company’s operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2020 are as follows:

Remainder of FY2021	$2,547
FY2022	9,488
FY2023	9,039
FY2024	9,621
FY2025	9,299
Thereafter	41,054
Total	$81,048
The Company has entered into non-cancelable sublease arrangements with terms extending through 2026, pursuant to which the Company expects to receive total minimum rental payments of $7.8 million. Minimum operating lease payments presented in the table above have not been reduced by these minimum sublease rental payments.
Unfunded Capital Commitments
As of December 31, 2020 and March 31, 2020, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $60.9 million and $57.9 million, respectively.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2020 and March 31, 2020, there were no material amounts for potential clawback obligations accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of December 31, 2020, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $92.8 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of December 31, 2020 and March 31, 2020. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
15.    Subsequent Events
In February 2021, the Board of Directors declared a quarterly cash dividend of $0.07 per share of Class A common stock, payable on March 12, 2021 to shareholders of record as of the close of business on February 26, 2021.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of December 31, 2020, we oversaw approximately $333 billion of private markets allocations, including $80 billion of AUM and $253 billion of assets under advisement (“AUA”).
We are a global firm and believe that local knowledge, business relationships and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from approximately 20 offices across 13 countries in five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of December 31, 2020, we had 563 total employees, including approximately 200 investment professionals and more than 360 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $61 billion of our AUM as of December 31, 2020.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $14 billion of our AUM as of December 31, 2020.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and Pacing, our portfolio cash flow, investment allocation and liquidity forecasting tool. Advisory relationships comprised $253 billion of our AUA and $5 billion of our AUM as of December 31, 2020.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Through Omni, we provided portfolio analytics and reporting on over $540 billion of client commitments as of December 31, 2020, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The spread of COVID-19 throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread, which has led to significant disruption and uncertainty in the global financial markets. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccination treatment options become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
We are closely monitoring developments related to COVID-19 and assessing any negative impacts to our business. The COVID-19 pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees, or if fund managers are unable or less able to profitably exit existing investments, which could result in delayed or decreased performance fee revenues. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of September 30, 2020, adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2020. For the nine months ended December 31, 2020, our investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and has subsequently seen significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.

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
Debt Repayment
On September 18, 2020, we repaid in full the indebtedness outstanding on our senior secured term loan in the amount of $146.6 million and terminated the facility, including the senior secured revolving facility. In connection with the repayment, we wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the condensed consolidated statements of income for the nine months ended December 31, 2020. As of December 31, 2020, we had no debt obligations outstanding.
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

•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.38% of average FEAUM for the twelve months ended December 31, 2019 and 2020, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.86% and 0.93% of average FEAUM for the twelve months ended December 31, 2019 and 2020, respectively, and primarily reflected the timing of new funds and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% and 0.52% of average FEAUM for the twelve months ended December 31, 2019 and 2020, respectively.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. As of December 31, 2020, we had over $41 billion of performance fee-eligible capital across approximately 120 programs, of which over 80 were in accrued carried interest positions.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2020 and March 31, 2020, no material amounts for potential clawback obligations had been accrued.
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
Interest expense consists of the interest expense on our previously outstanding debt and related amortization of deferred financing costs and amortization of original issue discount. The nine months ended December 31, 2020 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of our outstanding debt balance.
Other income (loss) includes foreign currency translation gains and losses and non-operating activities.

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

Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of December 31, 2020 reflects final data for the prior period (September 30, 2020), adjusted for net new client account activity through December 31, 2020. NAV data for underlying investments is as of September 30, 2020, as reported by underlying managers up to 115 days following September 30, 2020. When NAV data is not available by 115 days following September 30, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of December 31, 2020 reflects final data for the prior period (September 30, 2020), adjusted for net new client account activity through December 31, 2020. NAV data for underlying investments is as of September 30, 2020, as reported by underlying managers up to 115 days following September 30, 2020. When NAV data is not available by 115 days following September 30, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Adjusted Revenues and Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income, (c) equity-based compensation for awards granted prior to and in connection with our IPO, (d) amortization of intangibles and (e) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. ANI is income before taxes fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Revenues
Management and advisory fees, net	$70,093	$66,265	$209,245	$171,026
Performance fees:
Incentive fees	313	229	5,098	2,626
Carried interest allocation:
Realized allocation	26,063	19,581	38,257	43,540
Unrealized allocation	150,681	(14,860)	176,050	85,474
Total carried interest allocation	176,744	4,721	214,307	129,014
Total revenues	247,150	71,215	428,650	302,666
Expenses
Compensation and benefits:
Cash-based compensation	36,732	34,188	113,858	94,783
Equity-based compensation	3,206	482	4,641	1,432
Performance fee-related compensation:
Realized	10,241	10,418	17,952	24,582
Unrealized	73,629	(6,993)	83,487	43,552
Total performance fee-related compensation	83,870	3,425	101,439	68,134
Total compensation and benefits	123,808	38,095	219,938	164,349
General, administrative and other	12,624	13,306	34,487	37,985
Total expenses	136,432	51,401	254,425	202,334
Other income (expense)
Investment income	5,361	699	6,508	3,911
Interest income	83	399	342	1,139
Interest expense	(26)	(2,434)	(7,353)	(7,747)
Other income (loss)	799	(247)	1,261	(358)
Total other income (expense)	6,217	(1,583)	758	(3,055)
Income before income tax	116,935	18,231	174,983	97,277
Income tax expense	9,546	997	11,585	2,674
Net income	107,389	17,234	163,398	94,603
Less: Net income attributable to non-controlling interests in subsidiaries	5,496	5,170	18,634	9,656
Less: Net income attributable to non-controlling interests in the Partnership	76,315	12,064	119,976	84,947
Net income attributable to StepStone Group Inc.	$25,578	$—	$24,788	$—

Revenues
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Total revenues increased $175.9 million, or 247%, to $247.2 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, due to higher carried interest allocation, net management and advisory fees and incentive fees.
Net management and advisory fees increased $3.8 million, or 6%, to $70.1 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The increase was driven by new client activity and an 18% growth in FEAUM across the platform. The increases were partially offset by a $0.8 million decline in revenues associated with liquidating portfolios for which StepStone serves as the replacement manager. The prior year results included approximately $3.8 million in retroactive fees primarily related to additional closes for StepStone Secondary Opportunities Fund IV (“SSOF IV”) and $1.0 million related to an advisory success fee in December 2019. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $0.1 million, or 37%, to $0.3 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.
Realized carried interest allocation revenues increased $6.5 million, or 33%, to $26.1 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $172.0 million, to $176.7 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily reflecting a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds primarily driven by the continued recovery in global financial markets despite the ongoing economic impacts of COVID-19.
Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
Total revenues increased $126.0 million, or 42%, to $428.7 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, due to higher carried interest allocation, net management and advisory fees and incentive fees.
Net management and advisory fees increased $38.2 million, or 22%, to $209.2 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. This increase was driven by new client activity and growth in FEAUM across the platform, including retroactive fees of $9.0 million from StepStone Real Estate Partners IV (“SREP IV”), which had its final close in September 2020. The increases were partially offset by a $1.4 million decline in revenues associated with liquidating portfolios for which StepStone serves as the replacement manager. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $2.5 million, or 94%, to $5.1 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019.

Realized carried interest allocation revenues decreased $5.3 million, or 12%, to $38.3 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $85.3 million, or 66%, to $214.3 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The increase in unrealized carried interest allocation for the nine months ended December 31, 2020 was primarily attributable to a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds primarily driven by the continued recovery in global financial markets despite the ongoing economic impacts of COVID-19.
For the nine months ended December 31, 2020, our investments in StepStone Funds and accrued carried interest allocations initially experienced a $128.5 million decline during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and have subsequently seen a significant increase of $342.8 million, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments primarily driven by the continued recovery in global financial markets.
Expenses
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Total expenses increased $85.0 million, or 165%, to $136.4 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, reflecting increases in performance fee-related compensation, equity-based compensation and cash-based compensation, partially offset by decreases in general, administrative and other expenses.
Cash-based compensation increased $2.5 million, or 7%, to $36.7 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, due to increased staffing and compensation levels. Our full-time headcount increased 14% from December 31, 2019 to December 31, 2020.
Equity-based compensation increased $2.7 million, or 565%, to $3.2 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The increase was attributable to the grant of restricted stock units (“RSUs”) made to certain employees and directors in connection with our IPO in September 2020.
Performance fee-related compensation expense increased $80.4 million, to $83.9 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $0.2 million, or 2%, to $10.2 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, despite the increase in realized carried interest allocation revenues as a portion of realized carried interest allocation revenue in the current-year period included revenue with no associated compensation expense.
General, administrative and other expenses decreased $0.7 million, or 5%, to $12.6 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The decrease primarily reflected declines of $2.2 million in travel and associated costs for investment evaluation and client service, $1.1 million in marketing expenses and $0.5 million in amortization expense for intangibles. These decreases were partially offset by an increase of $1.5 million in legal and professional fees, $1.1 million in insurance costs and other general operating expenses. We anticipate travel and other expenses will return to prior levels as the COVID-19 situation improves, and that costs associated with being a public company will be reflected in our expenses going forward.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
Total expenses increased $52.1 million, or 26%, to $254.4 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, due to increases in performance fee-related compensation, cash-based compensation and equity-based compensation, partially offset by decreases in general, administrative and other expenses.
Cash-based compensation increased $19.1 million, or 20%, to $113.9 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, due to increased staffing and compensation levels, as well as $4.1 million in severance costs. Our full-time headcount increased 14% from December 31, 2019 to December 31, 2020.
Equity-based compensation increased $3.2 million, or 224%, to $4.6 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The increase was attributable to the grant of RSUs made to certain employees and directors in connection with our IPO in September 2020.
Performance fee-related compensation expense increased $33.3 million, or 49%, to $101.4 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $6.6 million, or 27%, to $18.0 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily reflecting lower realization activity.
General, administrative and other expenses decreased $3.5 million, or 9%, to $34.5 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The decrease primarily reflected declines of $5.5 million in travel and associated costs for investment evaluation and client service, $1.6 million in marketing expenses, $1.5 million in amortization expense for intangibles, and other general operating expenses, partially offset by an increase of $2.8 million in legal and professional fees, $1.8 million in information and technology expenses and $1.6 million in insurance costs. We anticipate travel and other expenses will return to prior levels as the COVID-19 situation improves, and that costs associated with being a public company will be reflected in our expenses going forward.
Other Income (Expense)
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Investment income increased $4.7 million, or 667%, to $5.4 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $0.3 million, or 79%, to $0.1 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019.
Interest expense decreased $2.4 million, or 99%, to $26 thousand for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan (“Term Loan B”) in connection with the IPO in September 2020.
Other income (loss) increased $1.0 million to income of $0.8 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily reflecting favorable foreign currency translation.

Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
Investment income increased $2.6 million, or 66%, to $6.5 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $0.8 million, or 70%, to $0.3 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019.
Interest expense decreased $0.4 million, or 5%, to $7.4 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The decrease was primarily due to the full repayment of our previously outstanding Term Loan B in connection with the IPO in September 2020, partially offset by the write-off of $3.5 million in unamortized debt issuance costs and discount with the full repayment of our Term Loan B.
Other income (loss) increased $1.6 million to income of $1.3 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily reflecting favorable foreign currency translation.
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
Our effective income tax rate was 8.2% and 5.5% for the three months ended December 31, 2020 and 2019, respectively, and 6.6% and 2.7% for the nine months ended December 31, 2020 and 2019, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, and the tax liability on such income is borne by the holders of such non-controlling interests.
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Income tax expense increased $8.5 million, or 857%, to $9.5 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The increase was primarily related to U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership for the three months ended December 31, 2020 and a general increase in taxes paid in non-U.S. subsidiaries. For the period prior to the Reorganization and IPO, we were not subject to U.S. federal income taxes.
Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
Income tax expense increased $8.9 million, or 333%, to $11.6 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The increase was primarily related to U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership for the nine months ended December 31, 2020 and a general increase in taxes paid in non-U.S. subsidiaries. For the period prior to the Reorganization and IPO, we were not subject to U.S. federal income taxes.

Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $0.3 million, or 6%, to $5.5 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $9.0 million, or 93%, to $18.6 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B unitholders of the Partnership subsequent to the Reorganization and IPO. Net income attributable to non-controlling interests in the Partnership was $76.3 million and $120.0 million for the three and nine months ended December 31, 2020, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Assets Under Management
AUM was $67 billion as of March 31, 2020, $72 billion as of September 30, 2020 and $80 billion as of December 31, 2020.
Assets Under Advisement
Assets related to our advisory accounts were $229 billion as of March 31, 2020, $241 billion as of September 30, 2020 and $253 billion as of December 31, 2020.
Fee-Earning AUM
Three Months Ended December 31, 2020
FEAUM increased $2.3 billion, or 5%, to $46.6 billion as of December 31, 2020 as compared to $44.3 billion as of September 30, 2020. Of the increase, $1.9 billion was from SMAs and $0.4 billion was from focused commingled funds.
Nine Months Ended December 31, 2020
FEAUM increased $5.4 billion, or 13%, to $46.6 billion as of December 31, 2020 as compared to $41.2 billion as of March 31, 2020. Of the increase, $4.2 billion was from SMAs and $1.2 billion was from focused commingled funds.

	Three Months Ended December 31, 2020			Nine Months Ended December 31, 2020
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$33,417	$10,893	$44,310	$31,089	$10,104	$41,193
Contributions(1)	1,848	303	2,151	4,511	1,483	5,994
Distributions(2)	(180)	(8)	(188)	(326)	(307)	(633)
Market value, FX and other(3)	280	77	357	91	(15)	76
Ending balance	$35,365	$11,265	$46,630	$35,365	$11,265	$46,630
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	December 31, 2020	March 31, 2020	December 31, 2019
FEAUM
Private equity	$20,960	$19,929	$19,269
Infrastructure	12,251	11,424	10,516
Private debt	9,052	6,328	5,952
Real estate	4,367	3,512	3,614
Total	$46,630	$41,193	$39,351

	As of
	December 31, 2020	March 31, 2020	December 31, 2019
Weighted-average fee rate(1)
Private equity(2)	0.64%	0.66%	0.64%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.37%	0.39%
Total	0.52%	0.51%	0.52%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.

Undeployed Fee-Earning Capital
As of December 31, 2020, we had $17.4 billion of undeployed fee-earning capital on which we will earn fees once deployed or activated.
Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Management and advisory fees, net	$70,093	$66,265	$209,245	$171,026
Less:
Cash-based compensation	36,732	34,188	113,858	94,783
General, administrative and other(1)	12,624	13,306	34,487	37,985
Plus:
Amortization of intangibles	835	1,343	2,505	4,029
Non-core items(2)	768	1,202	5,037	4,047
Fee-related earnings(1)	22,340	21,316	68,442	46,334
Plus:
Realized carried interest allocations	26,063	19,581	38,257	43,540
Incentive fees	313	229	5,098	2,626
Deferred incentive fees	—	—	4,700	799
Realized investment income	2,344	589	4,012	3,141
Interest income	83	399	342	1,139
Write-off of unamortized deferred financing costs	—	—	3,526	—
Other income (loss)(1)	799	(247)	1,261	(358)
Less:
Realized performance fee-related compensation	10,241	10,418	17,952	24,582
Interest expense	26	2,434	7,353	7,747
Income attributable to non-controlling interests in subsidiaries(3)	5,628	4,998	19,297	9,336
Pre-tax adjusted net income	36,047	24,017	81,036	55,556
Less: Income taxes(4)	9,012	6,004	20,260	13,889
Adjusted net income	$27,035	$18,013	$60,776	$41,667
_______________________________
(1)Foreign currency translation gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements for all prior periods presented to conform to the current period presentation.
(2)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($1.4 million for the nine months ended December 31, 2019), severance costs ($0.8 million for the three months ended December 31, 2019, and $4.1 million and $0.9 million for the nine months ended December 31, 2020 and 2019, respectively), transaction costs ($0.3 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and $0.3 million and $1.1 million for the nine months ended December 31, 2020 and 2019, respectively), loss on change in fair value for contingent consideration obligation ($0.4 million for the three and nine months ended December 31, 2020), and other non-core operating income and expenses.

(3)Includes income attributable to non-controlling interests in subsidiaries net of non-controlling interest portion of unrealized investment income (loss) ($0.1 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and $(0.5) million and $0.3 million for the nine months ended December 31, 2020 and 2019, respectively), and non-controlling interest portion of loss on change in fair value for contingent consideration obligation ($0.2 million for the three and nine months ended December 31, 2020).
(4)Represents corporate income taxes at a blended statutory rate of 25.0% applied to pre-tax adjusted net income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.
Adjusted Revenues and Adjusted Net Income
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
Adjusted revenues increased $10.4 million, or 12%, to $96.5 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily reflecting increases in net management and advisory fees and realized carried interest allocation revenues.
ANI increased $9.0 million, or 50%, to $27.0 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily due to the increase in FRE as discussed below, an increase in realized carried interest allocation revenues, net of related compensation, and lower interest expense, partially offset by a higher allocation of income to non-controlling interests.
Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
Adjusted revenues increased $39.3 million, or 18%, to $257.3 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily reflecting increases in net management and advisory fees and incentive fees (including the deferred portion), partially offset by decreases in realized carried interest allocation revenues.
ANI increased $19.1 million, or 46%, to $60.8 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily due to increases in FRE as discussed below, as well as increases in realized carried interest allocation revenues, net of related compensation and incentive fees (including the deferred portion). These increases were partially offset by a higher allocation of income to non-controlling interests.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three and nine months ended December 31, 2020 and 2019. As Class A common stock did not exist prior to the Reorganization and IPO, the number of adjusted shares outstanding used in the computation of ANI per share for all prior year periods presented reflect the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
(in thousands, except share and per share amounts)
Adjusted net income	$27,035	$18,013	$60,776	$41,667

Weighted-average shares of Class A common stock outstanding – Basic(1)	29,237,500	29,237,500	29,237,500	29,237,500
Assumed vesting of RSUs(1)	1,012,657	745,347	977,400	745,347
Assumed vesting and exchange of Class B2 units(1)	2,454,818	2,411,318	2,449,298	2,411,318
Exchange of Class B units in the Partnership(1)(2)	65,578,831	65,578,831	65,578,831	65,578,831
Adjusted shares(1)	98,283,806	97,972,996	98,243,029	97,972,996

Adjusted net income per share	$0.28	$0.18	$0.62	$0.43
_______________________________
(1)Our Class A common stock did not exist prior to the Reorganization and IPO in September 2020. As a result, the number of adjusted shares outstanding used in the computation of ANI per share for all prior year periods presented reflect the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.
(2)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the exchange agreement.
Fee-Related Earnings
Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019
FRE increased $1.0 million, or 5%, to $22.3 million for the three months ended December 31, 2020 as compared to the three months ended December 31, 2019, primarily reflecting higher net management and advisory fees and lower general, administrative and other expenses, partially offset by higher cash-based compensation.
Nine Months Ended December 31, 2020 Compared to Nine Months Ended December 31, 2019
FRE increased $22.1 million, or 48%, to $68.4 million for the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, primarily reflecting higher net management and advisory fees and lower general, administrative and other expenses, partially offset by higher cash-based compensation.
Reconciliation of GAAP to Non-GAAP Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Total revenues	$247,150	$71,215	$428,650	$302,666
Unrealized carried interest allocations	(150,681)	14,860	(176,050)	(85,474)
Deferred incentive fees	—	—	4,700	799
Adjusted revenues	$96,469	$86,075	$257,300	$217,991

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2020	2019	2020	2019
Income before income tax	$116,935	$18,231	$174,983	$97,277
Net income attributable to non-controlling interests in subsidiaries(1)	(5,628)	(4,998)	(19,297)	(9,336)
Unrealized carried interest allocation revenue	(150,681)	14,860	(176,050)	(85,474)
Unrealized performance fee-related compensation	73,629	(6,993)	83,487	43,552
Unrealized investment income	(3,017)	(110)	(2,496)	(770)
Deferred incentive fees	—	—	4,700	799
Equity-based compensation	3,206	482	4,641	1,432
Amortization of intangibles	835	1,343	2,505	4,029
Write-off of unamortized deferred financing costs	—	—	3,526	—
Non-core items(2)	768	1,202	5,037	4,047
Pre-tax adjusted net income	36,047	24,017	81,036	55,556
Income taxes(3)	(9,012)	(6,004)	(20,260)	(13,889)
Adjusted net income	27,035	18,013	60,776	41,667
Income taxes(3)	9,012	6,004	20,260	13,889
Realized carried interest allocation revenue	(26,063)	(19,581)	(38,257)	(43,540)
Realized performance fee-related compensation	10,241	10,418	17,952	24,582
Realized investment income	(2,344)	(589)	(4,012)	(3,141)
Incentive fees	(313)	(229)	(5,098)	(2,626)
Deferred incentive fees	—	—	(4,700)	(799)
Interest income	(83)	(399)	(342)	(1,139)
Interest expense	26	2,434	7,353	7,747
Other (income) loss	(799)	247	(1,261)	358
Write-off of unamortized deferred financing costs	—	—	(3,526)	—
Net income attributable to non-controlling interests in subsidiaries(1)	5,628	4,998	19,297	9,336
Fee-related earnings	$22,340	$21,316	$68,442	$46,334
_______________________________
(1)Includes income attributable to non-controlling interests in subsidiaries net of non-controlling interest portion of unrealized investment income (loss) ($0.1 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and $(0.5) million and $0.3 million for the nine months ended December 31, 2020 and 2019, respectively), and non-controlling interest portion of loss on change in fair value for contingent consideration obligation ($0.2 million for the three and nine months ended December 31, 2020).
(2)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($1.4 million for the nine months ended December 31, 2019), severance costs ($0.8 million for the three months ended December 31, 2019, and $4.1 million and $0.9 million for the nine months ended December 31, 2020 and 2019, respectively), transaction costs ($0.3 million and $0.2 million for the three months ended December 31, 2020 and 2019, respectively, and $0.3 million and $1.1 million for the nine months ended December 31, 2020 and 2019, respectively), loss on change in fair value for contingent consideration obligation ($0.4 million for the three and nine months ended December 31, 2020), and other non-core operating income and expenses.

(3)Represents corporate income taxes at a blended statutory rate of 25.0% applied to pre-tax adjusted net income for all periods presented. The 25.0% is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone recommends and subsequently tracks across asset classes and investment strategies, except as set forth in greater detail, below. The data for these investments is generally presented from the inception date of each strategy and asset class through September 30, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of September 30, 2020;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of September 30, 2020 (except as noted otherwise, below), based on contributions, distributions and unrealized value;

•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	15.4%	1.5x	Core/Core+ fund investments	7.8%	1.4x	Primaries	7.5%	Direct lending (Gross)(8)	6.1%
Secondaries	17.3%	1.4x	Value-add/opportunistic fund investments	8.8%	1.3x	Secondaries	13.3%	Distressed debt (Gross)(8)	7.8%
Co-investments	19.8%	1.6x	Real estate debt fund investments	4.8%	1.1x	Co-investments(6)	7.6%	Other (Gross)(8,9)	8.7%
			Value-add/opportunistic secondaries & co-investments	15.8%	1.3x			Private debt gross track record(8)	7.1%
								Private debt net track record	6.3%
_______________________________
(1)Private Equity includes 1,043 investments totaling $97.0 billion of capital commitments and excludes (i) two advisory co-investments and 107 client-directed investments, totaling $100.0 million and $9.4 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of September 30, 2020, as reported by underlying managers up to 100 days following September 30, 2020. For investment returns where NAV data is not available by 100 days following September 30, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.

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
(4)Real Estate includes 389 investments totaling $57.6 billion of capital commitments and excludes (i) 24 client-directed investments, totaling $2.7 billion of capital commitments, (ii) three secondary core/core+ investments, totaling $237.8 million, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 118 investments totaling $21.8 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and eight client-directed investments, totaling $501.9 million and $548.7 million, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 463 investments totaling $21.1 billion of capital commitments and excludes (i) 22 client-directed investments, totaling $1.4 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly net asset value for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of September 30, 2020, as reported by underlying managers up to 100 days following September 30, 2020. For investment returns where NAV data is not available by 100 days following September 30, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
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
As of December 31, 2020, we had $189.0 million of cash, cash equivalents and restricted cash and $700.3 million of investments in StepStone Funds, including $636.9 million of accrued carried interest allocations, against $320.9 million in accrued carried interest-related compensation payable. On September 18, 2020, we repaid in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million. As of December 31, 2020, we had no debt obligations outstanding.

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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Nine Months Ended December 31,
(in thousands)	2020	2019
Net cash provided by operating activities	$120,297	$67,850
Net cash provided by (used in) investing activities	(8,549)	38,041
Net cash used in financing activities	(12,505)	(30,342)
Effect of exchange rate changes	(191)	(57)
Net increase in cash, cash equivalents and restricted cash	$99,052	$75,492
Operating Activities
Operating activities provided $120.3 million and $67.9 million of cash for the nine months ended December 31, 2020 and 2019, respectively. For the nine months ended December 31, 2020 and 2019, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items, of $6.2 million and $15.6 million; and
•net change in operating assets and liabilities of $114.1 million and $52.3 million, primarily reflecting changes in accrued compensation and benefits, accrued carried interest-related compensation, and due from affiliates.
Investing Activities
Investing activities provided (used) $(8.5) million and $38.0 million of cash for the nine months ended December 31, 2020 and 2019, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $7.5 million and $5.4 million;
•purchases of fixed assets of $1.0 million and $0.2 million; and
•net proceeds from sales and maturities of marketable securities of $0 million and $43.7 million.
Financing Activities
Financing activities used $12.5 million and $30.3 million of cash for the nine months ended December 31, 2020 and 2019, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $3.3 million and $110.8 million;

•proceeds from IPO, net of underwriting discounts of $337.8 million and $0 million;
•purchase of non-controlling interests of $131.3 million and $107.2 million;
•payment of deferred offering costs of $9.7 million and $0 million;
•payments on term loan of $147.0 million and $1.1 million; and
•distributions to non-controlling interests of $64.9 million and $31.7 million.
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
On September 18, 2020, we repaid in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million and terminated the LOC. In connection with the repayment, we wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the condensed consolidated statements of income for the nine months ended December 31, 2020. As of December 31, 2020, we had no debt obligations outstanding.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of December 31, 2020, NAV-based management fees represented approximately 2% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of December 31, 2020 would result in an approximate $0.5 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of December 31, 2020, we had $12.7 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of December 31, 2020, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $92.8 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments held as of December 31, 2020, we estimate that a 10% decline in fair value of the investments would result in a $6.3 million decrease in the amount of income.
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
Interest Rate Risk
During the quarter ended September 30, 2020, we used a portion of the net proceeds from the IPO to repay in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million and accrued interest of $0.6 million. As of December 31, 2020, there were no debt obligations outstanding. Of the $189.0 million of cash, cash equivalents and restricted cash as of December 31, 2020, we estimate that interest income would increase by $1.9 million on an annualized basis as a result of a 100 basis point increase in interest rates.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in “Risk Factors” included in our prospectus dated September 15, 2020, filed with the SEC on September 16, 2020, except for changes to the risk factor titled “The exit of the UK from the EU (Brexit) could adversely affect our business and our operations,” as set out below.
The exit of the UK from the EU (Brexit) could adversely affect our business and our operations.
The UK left the EU on January 31, 2020 and entered into a new trade and cooperation agreement with the EU on December 30, 2020 (the “Trade Agreement”). The nature of the future relationship between the UK and the EU remains uncertain. Brexit has caused significant geo-political uncertainty and market volatility in the UK and elsewhere. Depending on the success of the Trade Agreement and the terms of the future relationship between the parties, the UK could lose access to the single EU market and to the global trade deals negotiated by the EU on behalf of its members, which could have a material adverse effect on our operations and the operations of the portfolio companies in which our funds invest. For example, a decline in trade could affect the attractiveness of the UK as a global investment center and, as a result, could make doing business in Europe more difficult.
Under the EU single market directives, mutual access rights to markets and market infrastructure exist across the EU and the mutual recognition of insolvency, bank recovery and resolution regimes applies. In addition, certain regulated entities licensed or authorized in one EEA jurisdiction may operate on a cross-border basis in other EEA countries in reliance on passporting rights and without the need for a separate license or authorization. With the expiration of the Brexit transition period on December 31, 2020, UK regulated entities lost the right to passport their services to EEA countries, and EEA entities lost the right to reciprocal passporting into the UK. In response to this, as planned, we have engaged our affiliate entity, StepStone Group Europe Alternative Investments Limited (“SGEAIL”), formerly known as Swiss Capital Invest Holding (Dublin) Limited, which is based in the EU, to allow us to continue to engage in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services. We also may establish offices in various EU jurisdictions to employ and supervise operations in such jurisdictions. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the UK and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected. Further, the UK’s departure from the EU and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the UK and EU. See “Business—Regulatory Environment—Foreign Regulation” in our prospectus dated September 15, 2020, filed with the SEC on September 16, 2020, for additional information about the potential effects of the loss of passporting privileges and our planned responses. The movement of capital, the right of establishment and the mobility of personnel may also be restricted. In addition, UK entities may no longer have access rights to market infrastructure across the EU and the recognition of insolvency, bank recovery and resolution regimes across the EU may no longer be mutual.
Brexit has also caused exchange rate fluctuations. In particular the British pound has weakened significantly against both the U.S. dollar and the Euro. Further exchange rate volatility may occur. Unhedged currency fluctuations have the ability to adversely affect our funds and their underlying business investments.

Further, the UK’s determination as to which, if any, EU laws to repeal, retain, replace or replicate upon its exit from the EU could exacerbate the uncertainty and result in divergent national laws and regulations. Changes to the regulatory regimes in the UK or the EU and its member states could materially affect our business prospects and opportunities and increase our costs, or require us to adhere to new regulations that may be burdensome for us. In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The Board of Directors of StepStone Group Inc. (the “Company”) has set the date of the 2021 Annual Meeting of Stockholders (the “2021 Annual Meeting”) for September 24, 2021 at 1:00p.m. Eastern Time to be held entirely virtually by means of remote communication. The deadlines for the receipt of any stockholder proposals and director nominations to be considered at the 2021 Annual Meeting are set forth below.
Any stockholder proposal submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Rule 14a-8”), for inclusion in the Company’s proxy materials for the 2021 Annual Meeting must be received by our Secretary at our principal executive offices no later than the close of business on March 29, 2021. Such proposals also need to comply with the Securities and Exchange Commission stockholder proposal rules, which (among other things) currently provide that to be eligible to submit a proposal, a stockholder must have continuously held at least $2,000 in market value, or 1%, of the Company’s securities entitled to vote on the proposal at the 2021 Annual Meeting, for at least one year by the date the proposal is submitted.
In addition, any stockholder seeking to nominate a director or to bring other business before the 2021 Annual Meeting outside of Rule 14a-8 under the advance notice provisions included in the Company’s Amended and Restated Bylaws (the “Bylaws”) must provide timely notice, as set forth in the Bylaws. Specifically, written notice of any such proposed business or nomination must be received by the Company’s Secretary at our principal executive offices no earlier than the close of business on May 27, 2021 and no later than the close of business on June 26, 2021. Any notice of proposed business or nomination also must comply with the notice and other requirements set forth in our Bylaws and with any applicable law.
For purposes of stockholder proposals, the “close of business” shall mean 6:00 p.m. local time at the principal executive offices of the Corporation on any calendar day, whether or not the day is a business day.

Item 6. Exhibits.

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Form of Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Form of Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
31.1	Certification of Co-Chief Executive Officer pursuant to Exchange Act, as amended					X
31.2	Certification of Co-Chief Executive Officer pursuant to Exchange Act, as amended					X
31.3	Certification of Chief Financial Officer pursuant to Exchange Act, as amended					X
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2021.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)