Form 10-K
period 2021-03-31
StepStone Group Inc.
filed 2021-06-23
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________
Commission file number 001-39510
STEPSTONE GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-3868757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

450 Lexington Avenue., 31st Floor
New York, NY	10017
(Address of principal executive offices)	(Zip Code)
(212) 351-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	STEP	The Nasdaq Stock Market LLC
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $768.8 million, based on the closing price of $26.61 as reported by the Nasdaq Stock Market. As of June 17, 2021, there were 40,335,938 shares of the registrant’s Class A common stock and 54,480,393 shares of the registrant’s Class B common stock, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

This Annual Report on Form 10-K (“Form 10-K”) includes certain information regarding the historical investment performance of our focused commingled funds and separately managed accounts. An investment in shares of our Class A common stock is not an investment in any StepStone Fund (as defined below). The StepStone Funds are separate, distinct legal entities that are not our subsidiaries. In the event of our bankruptcy or liquidation, you will have no claim against the StepStone Funds. In considering the performance information relating to the StepStone Funds contained herein, current and prospective Class A common stockholders should bear in mind that the performance of the StepStone Funds is not indicative of the possible performance of shares of our Class A common stock and also is not necessarily indicative of the future results of the StepStone Funds, even if fund investments were in fact liquidated on the dates indicated, and we cannot assure you that the StepStone Funds will continue to achieve, or that future StepStone Funds will achieve, comparable results.
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
• references to the “Reorganization” refer to the series of transactions immediately before the Company’s initial public offering (“IPO”), which was completed on September 18, 2020;
• references to “private markets allocations” or “combined AUM / AUA” refer to the aggregate amount of our assets under management (“AUM”) and our assets under advisement (“AUA”);
• references to “high-net-worth” individuals refer to individuals with net worth of over $5 million, excluding primary residence; and
• references to “mass affluent” individuals refer to individuals with annual income over $200,000 or net worth between $1 million and $5 million, excluding primary residence.

TRADEMARKS, SERVICE MARKS AND TRADE NAMES
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are owned by us or licensed by us. We also own or have the rights to copyrights that protect the content of our solutions. Solely for convenience, the trademarks, service marks, trade names and copyrights referred to in this Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, trade names and copyrights.
FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-K are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” included in Part I, Item 1A of this Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

RISK FACTOR SUMMARY
The following is a summary of the risk factors associated with the Company. You should read this summary together with a more detailed description of these risks in the “Risk Factors” section of this Annual Report on Form 10-K and in other filings that we make from time to time with the SEC.
We are subject to risks related to our business, including risks related to: (i) the identification and availability of suitable investment opportunities for our clients; (ii) poor investment performance; (iii) investments we make on behalf of clients or we recommend to our clients not correlating with performance of an investment in our Class A common stock; (iv) competition for access to investment funds and other investments; (v) ability of third-party clients to remove us as the general partner and to terminate the investment period under certain circumstances; (vi) our ability to retain our senior leadership team and attract additional qualified investment professionals; (vii) our failure to appropriately manage conflicts of interest; (viii) obligations to clients and other third parties that may conflict with stockholders’ interests; (ix) dependence on leverage by certain funds and portfolio companies; (x) StepStone Funds clients with commitment-based structures not satisfying their contractual obligation to fund capital calls when requested; (xi) compliance with investment guidelines set by clients; (xii) subjective valuation methodologies; (xiii) our ability to maintain our desired fee structure; (xiv) having to pay back “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds; (xv) investments in relatively high-risk, illiquid assets; (xvi) undiversified investments; (xvii) investments in funds and companies that we do not control; (xviii) risk management strategies and procedures; (xix) due diligence we undertake in connection with investments; (xx) restrictions on our ability to collect and analyze data regarding our clients’ investments; (xxi) dependence on the reliability of our proprietary data and technology platforms and other data processing systems; (xxii) a compromise or corruption of our systems containing confidential information; (xxiii) cybersecurity risks; (xxiv) employee misconduct; (xxv) our professional reputation and legal ability; (xxvi) our non-U.S. operations; (xxvii) investments of the StepStone Funds in certain jurisdictions that may be subject to heightened risks relative to investments in other jurisdictions; (xxviii) revenues from our real estate asset class being subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate; (xxix) investments we make on behalf of clients or we recommend to our clients in infrastructure assets; (xxx) the substantial growth of our business in recent years that may be difficult to sustain; (xxxi) entering into new lines of business; (xxxii) acquisitions of new businesses or assets; (xxxiii) future indebtedness; and (xxxiv) using custodians, counterparties, administrators and other agents.
We are subject to risks related to our industry, including risks related to: (i) intense competition; (ii) difficult or volatile market conditions; (iii) the COVID-19 pandemic; (iv) operating in a heavily regulated industry; (v) evolving laws and government regulations; (vi) future changes to tax laws or our effective tax rate; (vii) potentially being required to pay additional taxes because of the new U.S. federal partnership audit rules and potentially also state and local tax rules; (viii) federal, state and foreign anti-corruption and sanctions laws; (ix) regulation of investment advisers outside the United States; (x) the exit of the UK from the EU (Brexit); and (xi) increasing scrutiny from institutional clients with respect to environmental, social and governance (“ESG”) costs of investments made by the StepStone Funds.

We are subject to risks related to our organizational structure, including risks related to: (i) relying on exemptions from certain governance requirements as a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, therefore, not affording same protections to our stockholders as those afforded to stockholders of non-controlled companies; (ii) our internal controls over financial reporting; (iii) reduced reporting and disclosure requirements applicable to us as an emerging growth company; (iv) SSG’s dependence on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements; (v) the IRS potentially challenging the tax basis step-ups and other tax benefits we receive in connection with our IPO and the related transactions and in connection with additional acquisitions of Partnership units; (vi) in certain circumstances, acceleration and/or significant excess of payments due under each Tax Receivable Agreement, as compared to the actual tax benefits, if any, that SSG actually realizes; (vii) potentially substantial distributions to us and the existing partners of the Partnership that the Partnership will be required to make in certain circumstances; (viii) funding withholding tax upon certain exchanges of Class B units into shares of Class A common stock by non-U.S. holders; (ix) tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions; (x) SSG not being permitted to deduct its distributive share of compensation expense pursuant to recently enacted regulations issued under Section 162(m) of the Code to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees; (xi) being deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of the Partnership or the General Partner; (xii) a change of control of our company, including the effect of a “Sunset” on our voting structure; (xiii) members of our senior leadership team holding their economic interest through other entities; (xiv) our reliance on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly owned; (xv) the disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders; (xvi) the dual class structure of our common stock; and (xvii) our ability to pay dividends to stockholders.
We are subject to general risks, including risks related to: (i) the fact that the market price of our Class A common stock may be volatile; (ii) anti-takeover provisions in our charter documents and under Delaware law; and (iii) our forum selection provisions.

PART I
Item 1. Business.
Our Company
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2021, we oversaw $427 billion of private markets allocations, including $86 billion of AUM and $340 billion of AUA.
We were founded in 2007 to address the evolving needs of investors focused on private markets, reflecting a number of converging themes:
•increasing investor desire for exposure and allocations to the private markets;
•rising complexity within private markets driven by proliferation of fund managers and specialized strategies;
•global nature of private markets asset classes and their participants; and
•need for customized solutions as investors’ size, sophistication and allocations to private markets investments increased.
We set out to build a firm that would be tailored to meet this new market environment, and differentiated from the fund-of-funds and adviser-only models in existence at the time. We have focused on an integrated, full- service approach to private markets solutions with research depth as our core pillar of strength.
We believe our success and growth since our founding has been driven by our continued focus on providing a high level of service, tailored to our clients’ evolving needs, through:
•Our focus on customization. By leveraging our expertise across the private markets asset classes, investment strategies and commercial structures, we help our clients build customized portfolios that are designed to meet their specific objectives in a cost effective way.
•Our global-and-local approach. With offices in 19 cities across 13 countries across five continents, we have built a global operating platform, organically and via acquisition, with strong local teams that possess valuable regional insights and deep-rooted relationships. This allows us to combine the advantages of having a knowledgeable on-the-ground presence with the benefits of operating as a global organization.
•Our multi-asset class expertise. We operate at scale across the private markets asset classes—private equity, infrastructure, private debt and real estate. We believe this multi-asset class expertise positions us well to compete for, win and execute tailored and complex investment solutions.

•Our proprietary data and technology. Our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”), our private markets intelligence database, Omni, our performance monitoring software, and Pacing, our portfolio cash flow, investment allocation and liquidity forecasting tool provide valuable information advantages, enhance our private markets insight, improve operational efficiency and facilitate portfolio monitoring and reporting functions. These benefits accrue to our clients and to us.
•Our large and experienced team. Since our inception, we have focused on recruiting and retaining the best talent. As of March 31, 2021, over 60 partners led the firm, with an average of more than 20 years of investment or industry experience. As of March 31, 2021, we had over 570 total employees, including over 200 investment professionals and more than 365 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We believe our scale and position in private markets provide us a distinct competitive advantage with our clients and fund managers. As we grow our client relationships, we are able to allocate additional capital, which allows us to expand our fund manager relationships, resulting in access to additional investment opportunities and data. This, in turn, helps us make better investment decisions and generate better returns, thereby attracting new clients and investment opportunities.
During the year ended March 31, 2021, we reviewed over 3,200 investment opportunities and conducted approximately 4,200 meetings with fund managers across multiple geographies and all four asset classes. During the twelve months ended December 31, 2020, we allocated over $50 billion in capital to private markets on behalf of our clients, excluding legacy funds, feeder funds and research-only, non-advisory services.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $65 billion of our AUM as of March 31, 2021.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $15 billion of our AUM as of March 31, 2021.
•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to SPI and our other proprietary tools. Advisory relationships comprised $340 billion of our AUA and $7 billion of our AUM as of March 31, 2021.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $670 billion of client commitments as of March 31, 2021, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.

Our Market Opportunity
We operate in the large and growing private markets industry, which we believe represents one of the most attractive segments within the broader asset management landscape. According to the 2020 report by PricewaterhouseCoopers (“PwC”), Asset & Wealth Management Revolution: The Power to Shape the Future, total global AUM is expected to grow from approximately $111 trillion in 2019 to $139 trillion in 2025, implying a compound annual growth rate (“CAGR”) of approximately 4%. During the same period, private markets industry AUM is expected to grow from approximately $13 trillion to approximately $19 trillion, implying a CAGR of approximately 7% and representing approximately 14% of total global AUM in 2025.
We believe our leading position in private markets and comprehensive solutions across a diversified range of asset classes place us at the center of several favorable trends, including the following:
Growth in Institutional Wealth
Global institutional wealth has increased significantly in recent years and is expected to continue to grow. According to PwC’s 2020 report, the total assets of institutional investors, such as pension funds, insurance companies, and sovereign wealth funds are expected to increase from $91 trillion in 2019 to $115 trillion in 2025, reflecting a CAGR of approximately 4%.
Globalization of Private Markets
The macroeconomic position of international markets has improved significantly over the last 20 years, driven by several monetary and structural reforms, such as floating exchange rates, fiscal restraint and trade liberalization. We expect international markets, led by stronger, more stable economies, to become a source of scalable and long-term capital for private markets fundraising.
Democratization of Private Markets
According to PwC’s 2020 report, global population growth, lower and less attractive annuity rates and the shift in retirement savings to defined contribution plans, have propelled significant growth in the asset management industry over the last decade. At the same time, we believe both high-net-worth and mass affluent investors continue to remain significantly under-allocated to the private markets in comparison with institutional investors. As defined contribution pension plans in the United States continue to grow and participants in these plans become more familiar with private markets as a means to diversify their investment portfolios and achieve differentiated returns, we believe defined contribution pension plans will be a significant driver of growth in private markets.
Performance of Private Markets Investments vis-à-vis Public Markets
Numerous academic studies have found that private markets have a track record of strong returns and outperformance versus public markets. In addition to seeking high absolute and relative returns, institutional investors have been increasing their allocations to private markets investments to attain diversification, macro hedges, stable income, and low volatility relative to traditional public market allocations. The adoption of private markets strategies in the past 30 years has primarily been driven by institutions such as foundations, endowments, public pensions, sovereign wealth funds and other institutions focused on return enhancement. We expect further adoption to be driven by a widening network of institutions that value lower volatility strategies, including insurance companies that value private markets strategies such as private debt.

Proliferation of Choices
According to StepStone research and data, from 2000 to 2020, the number of active institutional managers across the private markets more than doubled to approximately 6,400, with approximately 50% of the growth coming from managers based outside of North America and nearly 50% of new entrants coming from asset classes other than private equity. We believe that the growing number of private markets-focused fund managers increases the operational burdens on institutional investors and will lead to a greater reliance on highly trusted advisers to help investors navigate the complexity associated with global, multi-manager alternative portfolios. This growth increases demands on private markets investors’ in-house investment management and monitoring teams, which tend to have limited resources, leading to increased demand for third-party expertise from firms like us that offer a comprehensive view across the private markets asset classes.
Diversification Across Asset Classes Is Critical in Today’s Complex Universe of Available Investment Opportunities
The purview of private markets has meaningfully broadened over the last decade. As investors increase their allocations to private markets investments and become more sophisticated, they are demanding increased diversification across private markets asset classes. Additionally, investors are trying to limit the number of fund manager relationships they maintain by trimming duplicative strategies and consolidating similar risk and return profiles with fewer fund managers. These changes have led to an increasing focus on fund managers providing multi-asset class offerings.
Data Advantage and Technology Infrastructure Are Becoming More Important as Investors Demand Greater Analytics and Transparency
Most organizations do not have an adequate technology infrastructure to respond to escalating demands for private markets investment. As a result, investors seek to partner with firms that not only have a proven track record of investing across multiple asset classes and strategies, but also offer highly sophisticated non-investment functions, such as portfolio monitoring, customized performance benchmarking and associated compliance, administrative and tax capabilities.
Shift Towards Customized Portfolio Construction
We believe that private markets investors have shifted their interest away from generic funds-of-funds toward long term portfolio management through SMAs. Commingled fund structures have historically worked successfully for investors seeking simple exposure to a fund manager’s reference fund or a diversified portfolio through a fund-of-funds. However, as private markets evolve and become more institutionalized, there is greater emphasis on the importance of fees, portfolio construction and governance standards, including increased transparency, a greater degree of customization and more advanced risk controls. The largest, most sophisticated investors have varying needs, depending on their existing exposure to private markets, risk thresholds, return targets, liquidity horizons and other factors.
Greater Focus on Responsible Investing
We believe responsible investing will continue to gain prominence as ESG and impact investing considerations, including climate change, increasingly intersect with, and are reflected in, asset allocation and investment decisions. We believe this growth will continue over the next several years, driven by investor demand and regulatory influence.

Our Competitive Strengths
Truly Global Scale with Local Teams
Since our founding, we have invested significant time and resources building a global platform that we believe is well positioned to benefit from the continued growth and globalization of the private markets. Today, we have investment and implementation professionals in 19 cities across 13 countries across five continents.
Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Each of our offices follows a local staffing model, with local professionals who possess valuable insights, language proficiency and client relationships specific to that market. As of March 31, 2021, approximately 55% of our investment professionals were based outside the United States. We believe our focus on hiring local talent, supported by a deep bench of experienced investment professionals, has been critical in helping us attract a blue-chip, global client base. During the year ended March 31, 2021, over 70% of our management and advisory fees came from clients based outside of the United States.
Full-Service, Customized Approach to Delivering Solutions
We have significant expertise in customized offerings given our scale, which enables us to maintain a proprietary database across key facets of private markets investing, and our research-focused culture, which enables us to utilize this information advantage to inform our investment decisions and deliver highly customized insights and services to our clients.
As a result, we are able to offer a full suite of investment solutions to our clients, not only by assisting them with building customized private markets portfolios, but also offering other value-add services such as strategic planning and research, portfolio repositioning, and portfolio monitoring and reporting. We believe our value proposition as a full-service firm also helps us strengthen and grow our client relationships. As of March 31, 2021, 38% of our advisory clients also had an AUM relationship with us, and we advised or managed assets in more than one asset class for 35% of our clients, supporting our combined AUM/AUA growth.
Our focus on offering full-service, customized solutions to our clients is reflected in our business composition. As of March 31, 2021, we had over 200 bespoke SMAs and focused commingled funds (including high-net-worth programs). For the year ended March 31, 2021, approximately 48% of our management and advisory fees (excluding fund reimbursement revenues) were generated from SMAs, as compared to 34% from focused commingled funds and 18% from advisory and data services.
Scale Across Private Markets Asset Classes
We believe our scale across asset classes, deal flow access and dedicated operational resources is increasingly a competitive advantage in private markets solutions. We believe investors are reducing the number of fund managers they invest with, increasingly allocating capital to fund managers that have expertise across a wide range of asset classes within private markets.

PRIVATE EQUITY			REAL ESTATE
$43B(1)	$25B	$170B	$9B(1)	$4B	$125B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	85			42
Investment professionals			Investment professionals

INFRASTRUCTURE			PRIVATE DEBT
$18B(1)	$13B	$32B	$17B(1)	$10B	$13B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	47			29
Investment professionals			Investment professionals
_____________________________
Note: Amounts may not sum to total due to rounding. Data presented as of March 31, 2021. AUM/AUA reflects final data for the prior period (December 31, 2020), adjusted for net new client account activity through March 31, 2021. Does not include post-period investment valuation or cash activity. NAV data for underlying investments is as of December 31, 2020, as reported by underlying managers up to 130 days following December 31, 2020. When NAV data is not available by 130 days following December 31, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
(1)Allocation of AUM by asset class is presented by underlying investment asset classification.
Well Positioned to Continue to Serve and Grow Our Diverse and Global Client Base
We believe we are a leading provider of private markets solutions for a broad variety of clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients. In many instances, existing clients have increased allocations to additional asset classes and commercial structures and deployed capital across our asset management, advisory and data services businesses.
Our dedicated in-house business development and client relations teams, comprising approximately 75 professionals in offices across 11 countries, maintain an active and transparent dialogue with our diverse and global client base. Consistent with our staffing model on the investment side, we ensure local clients are interfacing with business development professionals who have local expertise.
Preeminent Data and Analytics with Proprietary Software
Our data-driven, research-focused approach has been core to our investment philosophy since inception, which we believe is one of our biggest competitive strengths. Our data are organized around our proprietary software systems:
•SPI monitors investment opportunities and is used by our investment professionals as an investment decision making tool. As of March 31, 2021, SPI contained information on over 62,000 companies, over $17 trillion of AUM across over 37,000 funds and over 14,000 fund managers showing fund-level performance for nearly 13,000 funds. SPI initially augmented our own due diligence, investment and portfolio construction processes. In response to growing industry demand for private markets intelligence, we subsequently developed an interface for direct client access. Through SPI, our clients can access detailed, regularly updated information on managers through an intuitive, web-based user interface. Our research professionals utilize this technology to collect and develop qualitative and quantitative perspectives on investment opportunities.

•Omni monitors the performance of our clients’ investments and allows users, including our clients, to generate detailed analytics. As of March 31, 2021, Omni tracked detailed information on over 6,500 investments across more than 55,000 underlying portfolio companies. Omni is used extensively by our approximately 70 person StepStone Portfolio Analytics & Reporting (“SPAR”) team to provide customized portfolio analytics and reporting on the performance of our clients’ investments.
We also have a number of additional proprietary tools that we use and license in service of our clients, including our Pacing tool that enables clients to forecast liquidity needs, our daily valuation engine that facilitates asset management solutions offering periodic subscription or liquidity (such as the mass affluent and defined contribution plan markets), ESG reporting dashboards that allow our clients to monitor their portfolio against these non-financial metrics, and a secondary pricing engine that drives operating leverage in our evaluation of larger and more complex transactions. The combination of SPI, Omni, and our other tools offers an end-to-end software technology and data solution that delivers significantly more information than most private markets investors have available, providing us with a meaningful advantage in our investment, due diligence and client relations efforts. Data science within private markets has historically been difficult due to the lack of standardization and the labor-intensive process of collecting and processing information. We have a dedicated Data Science and Engineering team with over 30 members, which manages and continues to develop our SPI and Omni platforms (and our additional proprietary tools built on these platforms) and supports our efforts to be a market leader in an area that is essential to evaluating private markets.
Strong Investment Performance Track Record
Our track record is a key point of differentiation to our clients. As shown below, we have outperformed the PME+ across all of our investment strategies on an inception-to-date basis as of December 31, 2020. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Performance” below for more information and explanatory footnotes.

(in billions except percentages and multiples)
Strategy	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Multiple of Invested Capital	Gross IRR	Net IRR	Gross IRR versus Benchmark
Primaries	$179.4	$114.9	$71.4	$89.9	$161.3	1.4x	11.8%	11.5%	1.3%
Secondaries	8.3	6.8	4.3	6.3	10.6	1.5x	22.5%	18.3%	10.3%
Co-investments	19.5	18.9	5.8	23.6	29.4	1.6x	19.7%	17.3%	6.4%
Total	$207.2	$140.6	$81.5	$119.8	$201.3	1.4x	12.8%	12.2%	2.0%
We attribute our strong investment performance track record to numerous factors, including our scale and global reach, our selective investment process powered by our technology and data advantage and our experienced investment teams. Together, these attributes allow us to source highly attractive investment opportunities with a compelling risk-adjusted return profile for our clients’ diverse investment objectives. Our track record has attracted clients seeking exposure to investments with varying risk and return objectives and, in turn, allowed us to successfully and consistently grow assets across our platform.

Attractive Financial Profile, Supported by Longer Duration Capital Base and Scalable Platform
We have a scalable business model with two integrated revenue streams: management and advisory fees and performance fees. Our superior value proposition to clients, enabled by our global scale, expertise across private markets asset classes and investment strategies, as well as our research and analytics capabilities, drives strong growth in AUM and AUA, which in turn leads to management and advisory fee growth. Investment returns for our clients provide additional revenue opportunities to us in the form of potential performance fees and investment income.
We believe our revenue model has the following important attributes:
Sustainable and recurring management and advisory fees
For the year ended March 31, 2021, approximately 80% of our adjusted revenues came from management and advisory fees. Over the same period, approximately 58% of our management fees were from SMAs and focused commingled funds with a remaining tenor of seven years or more. We have had a high level of success in retaining our advisory clients with an over 90% retention rate since inception.
Highly predictable with strong visibility into near-term growth
Our SMAs and focused commingled funds typically have a 10 to 12-year maturity at inception, including extensions. As of March 31, 2021, we had approximately $14 billion of committed but undeployed fee-earning capital, which we expect to generate management fees when deployed or activated.
Diverse
As of March 31, 2021, we had over 325 revenue-generating asset management and advisory programs and therefore are not dependent upon or concentrated in any single investment vehicle or client. For the year ended March 31, 2021, no single client contributed more than 7% of our total management and advisory fees, and our top 10 clients contributed approximately 30% of our total management and advisory fees.
Upside from performance fees
As of March 31, 2021, we had approximately 130 investment programs with the potential to earn performance fees, consisting of over $43 billion in committed capital. As of March 31, 2021, our accrued carried interest allocations balance, which we view as a backlog of future carried interest allocation revenue, was $897 million with approximately 90 programs in accrued carried interest positions. Approximately 57% of current accrued carried interest allocations is from StepStone Fund vintages of 2015 or prior.
Led by a Seasoned Team of Professionals Whose Interests Are Aligned with Clients and Our Stockholders
We believe our biggest asset is our people, and therefore we focus on consistently recruiting the best people, all of whom are proven leaders in their areas of expertise. As of March 31, 2021, over 60 partners led the firm, with an average of more than 20 years of investment or industry experience. Following our IPO, over 500 of our employees have equity interests in us in the form of direct equity interests and/or restricted stock units under our 2020 Long-Term Incentive Plan (“LTIP”), and more than 120 employees are entitled to participate in our carried interest allocations in one or more of the asset classes.

Strategic Priorities
We aim to leverage our core principles and values that have guided us since inception to continue to grow our business, using the following key strategies:
Continue to Grow with Existing Clients
Expand existing client mandates. As a customized solutions provider, we spend significant time listening to the challenges that our clients face and responding by creating solutions to meet their needs. In addition, we believe our existing clients have a growing asset base and are expanding allocations to private markets investments. As a result, we believe a large portion of our growth will come from existing clients through renewals and expansion of existing mandates with us.
Deploy already raised committed capital. As of March 31, 2021, we had approximately $14 billion of capital not yet deployed across our various investment vehicles, which we expect to generate management fees when deployed or activated.
Add New Clients Globally
Over the past decade, we have invested in and grown both our in-house and third-party distribution networks. As of March 31, 2021, we had more than 70 professionals worldwide dedicated to business development and client relations. Our local business development professionals lead conversations with potential local clients.
We believe that geographically and economically diverse U.S. and non-U.S. investors will require a highly bespoke approach and will demand high levels of transparency, governance and reporting. We have seen this pattern developing across many geographies, including Europe, the Middle East, Latin America, Australia, Japan, South Korea, Southeast Asia and China, and have positioned ourselves to take advantage of it by establishing local presence with global investment capabilities. As of March 31, 2021, we had over 570 employees operating from 19 offices across 13 countries across five continents. We believe our global footprint places us in a favorable position to tap the global pools of demand for private markets.
Continue to Expand Our Distribution Channel for Private Wealth Clients
According to PwC’s 2020 report, the combined investable assets of high-net-worth and mass affluent individuals are expected to reach approximately $203 trillion by 2025. However, many high-net-worth and mass affluent individual investors continue to have difficulty accessing private markets investment opportunities because of a lack of products currently available that satisfy regulatory and structural requirements related to liquidity, transparency and administration. We have developed an investment platform designed to expand access to the private markets for private wealth clients.
Leverage Our Scale to Enhance Operating Margins
Since inception we have made significant investments in our platform infrastructure through building out our investment and implementation teams across geographies and asset classes and developing technology-enabled solutions. We believe we have scaled the personnel and infrastructure of our business to support significant growth in our client base across our existing investment offerings, positioning us well to continue to drive operating margin improvement.

Monetize Our Data and Analytics Capabilities
Our proprietary database, SPI, provides access to valuable data that forms the cornerstone of our investing process. We have recently begun licensing SPI to clients in the form of a traditional licensed offering as well as an “advisory-like” service where we offer the SPI license and limited advisory-type support from our team. This has allowed us to support the private markets activities of clients that are too small to participate in our full-service advisory offerings. Omni and SPI both allow users to leverage our research data, further enhancing our client experience and services. We also strategically use SPI and Omni as a competitive product bundle, for example, by providing both offerings to clients to secure more comprehensive mandates.
Pursue Accretive Transactions to Complement Our Platform
We may complement our strong organic growth with selective strategic and tactical acquisitions. We intend to remain highly disciplined in our development strategy to ensure that we are allocating management time and our capital in the most productive areas to fuel growth. Our strategy will focus on opportunities that expand our scale in existing markets, add complementary capabilities, enhance distribution, or provide access to new markets.
Investment Strategies
We offer customized solutions across the global private markets through synergistic investment strategies: primary fund investments, secondary investments, and co-investments. StepStone constructs solutions across all three investment strategies for each asset class: private equity, infrastructure, private debt and real estate. Being an active investor across all investment strategies provides us with meaningful insights into fund managers, their portfolios, return characteristics and direct investment opportunities.
Primaries
Primaries refer to investments in newly established private markets funds. Primary investments are made during an initial fundraising period in the form of capital commitments, which are called down by the fund from time to time and utilized to finance its investments in portfolio companies during a predefined period. A private markets fund’s return profile typically exhibits a “J-Curve,” undergoing a modest decline in the early portion of the fund’s lifecycle as investment-related expenses and fees accrue prior to the realization of investment gains from portfolio investments, with the trend typically reversing in the later portion of the fund’s lifecycle as portfolio investments are sold and gains from investments are realized and distributed.
Primaries are generally closed-end funds and only accept new capital commitments during a finite period. Private equity, real estate and infrastructure primary investment funds typically range in duration from ten to twelve years, including extensions, while private debt primary investment funds typically range in duration from eight to ten years. Underlying investments in portfolio investments generally have a three to six year range of duration for private equity, with potentially shorter periods for private debt or real estate, and longer for infrastructure. Typically, fund managers will not launch new funds more frequently than every two to four years. Market leaders generally offer multiple primary investment funds each year, but they may not offer funds within a given geography or that pursue a certain strategy in any particular year or in consecutive years. Because of the limited timeframe of opportunity for investment in any given fund, having a well-established relationship with a fund manager is critically important for primary investors.

Our primaries business seeks out, and invests with, leading fund managers across the private markets asset classes. We aim to build top-performing global private markets portfolios through a research-intensive investment approach and strive to identify fund managers with top-quartile performance through active sourcing and in-depth evaluation, complemented by excellent deal execution. We leverage our SPI database of over 62,000 companies, over $17 trillion of AUM across over 37,000 funds and over 14,000 fund managers showing fund-level performance for nearly 13,000 funds to track a large cross section of fund managers and funds globally—irrespective of fundraising cycles.
Secondaries
Secondaries refer to investments in existing private markets funds through the acquisition of an existing interest in a private markets fund by one investor from another in a negotiated transaction. In so doing, the buyer will agree to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its investment period and has deployed a significant portion of its capital into portfolio companies, these investments are viewed as more mature.
Secondaries have historically generated high risk-adjusted IRR relative to other strategies in the private equity market. This performance is due, in part, to: (1) the lack of a centralized market, (2) imperfect information among buyers and sellers, (3) wide bid spreads, (4) shorter holding periods, (5) fee mitigation and (6) transactions priced at a discount to fair value. Unlike primary commitments, secondaries offer visibility into a portfolio of known assets and their historical performance, which can mitigate some of the risk normally associated with primaries. We believe these market dynamics will persist, making secondaries an attractive long-term opportunity for sophisticated investors.
Similar to our primaries program, our secondaries program spans all asset classes and leverages our global platform to capitalize on market inefficiencies. We seek to acquire assets through preferential purchase arrangements by proactively sourcing secondary deal flow through our extensive network of relationships with fund managers, clients, intermediaries and other industry participants. We are able to increase the effectiveness of our sourcing efforts by focusing on fund managers managing high quality portfolios that are expected to outperform the market. In addition, we source exclusive deal flow (which we refer to as “advantaged”) by working closely with intermediaries to capture high quality assets that would not be available through auction processes, usually because a fund manager wants to control information flow or client relationships, including by restricting potential buyers to a select group of “pre-approved” replacement clients like our firm.
Our global platform provides for deep market coverage and consistently sources proprietary transaction opportunities. We believe proprietary and advantaged deal flow has been a critical factor in our ability to purchase high quality assets at below market prices. Since the inception of our private equity secondaries strategy in 2008, we have sourced over 10,500 secondary transactions of which over 65% were limited or proprietary processes as calculated by deal size. As of March 31, 2021, our secondaries portfolio in aggregate had more than $7 billion in commitments across more than 160 transactions with nearly 300 underlying funds and more than 1,400 underlying companies.
Co-investments
Co-investments involve directly acquiring an interest in an operating company, project or property alongside an investment by a fund manager or direct investor that leads the transaction. We participate in co-investments across each of our asset classes. Co-investments are generally structured such that the lead and co-investors collectively hold the same security on the same terms in a controlling interest of the operating company, project or property. Capital committed to a co-investment is typically invested immediately, thereby advancing the timing of expected returns on investment and creating more predictable cash flows for the investor.

We employ a flexible approach to co-investing, which makes us an attractive co-investor for fund managers. Our ability to co-invest and participate on a pre-signing basis helps us expand the number of available opportunities and secure larger co-investment allocations. We have the ability to participate in non-traditional co-investments, such as helping to fund add-on acquisitions when a fund manager has already reached its concentration limits in its fund. This further expands our investment opportunities and differentiates us from other co-investors, thereby leading to future opportunities with fund managers.
Our co-investment program benefits from the access to fund managers we have through our scale and the approximately 4,000 meetings and calls that we conduct with fund managers on an annual basis. In each of these meetings and calls, we follow a protocol of inquiring about co-investments, monitoring compliance with the protocol through an automated tracking system.
As of March 31, 2021, our co-investment portfolio had nearly $15 billion in invested capital across more than 300 investments and more than 170 unique fund managers.
Portfolio Analytics and Reporting
We provide our clients with tailored reporting packages, including customized performance benchmarks as well as compliance, administration and tax capabilities. The team of professionals dedicated to SPAR is organized by sector and geography to ensure deep coverage of all private markets, facilitating detailed investment review and analysis services by private markets specialists. Once an investment has been made, our SPAR team provides active, ongoing analytical review for portfolio risk management for our clients. As part of our ongoing manager and portfolio performance analyses, our portfolio analytics and reporting practice completes reviews for our clients including:
•portfolio benchmarking for relative performance;
•diversification analysis to identify concentration risks or portfolio allocation opportunities;
•fund manager performance to understand where additional capital should be directed; and
•valuation analysis to determine which fund managers are appropriately reflecting risk in their reporting.
Fund managers’ information is entered into Omni, our proprietary, web-based application and database for private market portfolio analytics and reporting. Data are reconciled daily to ensure data integrity and that pertinent details are entered correctly. In order to be included in Omni, a fund manager must send us sufficient materials, including specific fields required by us. Performance data monitored by Omni is available back to 1971.
Omni supports investment monitoring and portfolio management and enhances transparency by providing users with a fast and intuitive user interface and web-based access to portfolio data. Omni users can access all of the data tracked by SPAR, including daily cash flow activity, quarterly valuations, and underlying asset-level detail, and have fully integrated access to our SPI research platform. Omni users can analyze investment-level and underlying asset-level performance by custom investment attributes, apply data filters, run grouped or granular reports while also having the ability to easily export these analyses. Users also have the ability to edit, run and export various portfolio analytics, including analyzing various return and preference metrics commonly used in the investment industry, such as return J-Curve, cash flow activity over time, multi-period internal rates of return and time-weighted rate of return.
Risk Management

We have an investment risk management function overseen by our Head of Portfolio Management and our Head of Risk. Additionally, taking into account the nature, scale and complexity of our business, we have established a Portfolio and Risk Management Committee for each of our asset classes and additional policies and procedures to give effect to local regulations in jurisdictions around the world. Our risk management process focuses on risk identification, measurement, treatment/mitigation, monitoring and management/reporting, with particular risk assessments tailored by asset class and individual client.
Responsible Investment Philosophy
Responsible investment, which encompasses ESG and impact investing considerations, is a core tenet of our operating and investment philosophies. We believe that full integration of ESG factors in both our investment process and internal operations will improve long-term, risk-adjusted returns for our clients. We developed a responsible investment policy, became a signatory to the UNPRI in 2013 and created a StepStone Responsible Investment Committee in 2017, and have since become a signatory to the TCFD as well as a member of the GRESB and the SASB. We aim to continually improve and evolve, reviewing our policy annually, holding regular trainings and responsible investment education sessions for our investment teams, and looking for ways to enhance our systems and processes, and have incorporated GRESB data and benchmarks in our decision making process where relevant.
Responsible Investment in the Investment Process
We have established a Responsible Investment Committee, comprising leadership from all four of our asset classes and other firm leaders. This Responsible Investment Committee provides oversight and direction for our responsible investment process, including reviewing ESG-focused due diligence within our investment memoranda before they are submitted to the relevant Investment Committee.
We have established an ESG due diligence process that is tailored for each asset class and strategy and incorporated into the broader business, financial, and operational diligence process, detailing a comprehensive set of ESG-related risk and return considerations. We perform a review of each fund manager and fund’s responsible investment policy, implementation and monitoring framework. Key areas where we focus are:
•the level of engagement of partner and senior-level management in responsible investment policy and monitoring;
•whether or not a fund manager or fund clearly identified a responsible person for designing, executing and implementing its responsible investment policy;
•understanding what policy framework the fund manager or fund is adhering to (e.g., UNPRI, TCFD);
•the approach to responsible investment training and how the fund manager or fund ensures it is current with best practice;
•how the fund manager or investee identifies and manages ESG risks and opportunities including use of external resources;
•how the fund manager or investee identifies specific risks concerning modern slavery and human trafficking, particularly in their supply chains;
•whether and how the fund manager establishes non-financial impact objectives in addition to financial ones;
•how the fund manager assesses and measures non-financial impacts;

•how the fund manager or investee explicitly considers climate change with both a risk and return lens; and
•how ESG compliance is monitored and reported to various stakeholders.
With respect to our co-investments, we complete an ESG assessment at both the manager and asset level. We use several tools when completing the latter, including information from the manager and company, along with SASB materiality standards, and for specific sectors information from GRESB. Post investment, we closely monitor the co-investment’s performance, including financial and ESG factors. The majority of this monitoring is conducted through regular engagement with the fund manager supplemented by Limited Partner Advisory Committees of which we are a member. In cases where we hold a board or observer seat at the fund, we seek to be active in ensuring these issues are standard agenda items.
With respect to secondary transactions, we utilize primary ESG assessments along with an evaluation of the ESG risk and opportunities of the key, value-driving assets. Due diligence timelines are often compressed for secondary transactions. As such, our platform creates a significant advantage due to the breadth of information we typically already have on the fund manager in a secondary transaction.
We have observed that investors globally are increasingly focused on the non-financial impacts of their investment programs, referred to as impact investing. We look to work with clients in crafting customized investment programs that target non-financial objectives side-by-side with financial objectives. These may include a focus on, for example, climate change, social equity and sustainable development goals. We have integrated impact considerations throughout the investment process to support our clients from investment due diligence, through to monitoring and reporting on such impact programs. We believe such impact programs build on our firm’s strong ESG foundations. The impact sector is fast growing and we see developments in this sector that we believe will increasingly allow for the deployment of capital at scale.
ESG in Our Corporate Operations
We are committed to incorporating ESG factors across our operational decision making and internal policies.
Diversity and inclusion
We value diversity among our staff and leadership, recognizing that through diversity, we gain a variety of perspectives, views, and ideas which strengthen our ability to strategize, communicate, and deliver on our mission. In 2017, we developed a Diversity Committee comprising senior members of our firm, to evaluate our current diversity efforts, lead new initiatives to improve diversity and inclusion at our firm, and to continuously improve upon our policies and culture.
Our mission statement on why diversity matters states:
•We believe building and maintaining a diverse and inclusive culture is not only the “right thing to do,” but is also critical from a business standpoint.
•Diversity and inclusion makes businesses stronger as it brings different perspectives to the table, different ways of approaching a problem or analyzing an investment.
•We believe diverse and inclusive perspectives drive better outcomes, and better investment decisions.

We believe that a diverse and inclusive workforce improves the investment process because the different life experiences, backgrounds and insights of our professionals can be leveraged to perform more effective diligence and analysis. This belief is supported by research showing that diversity and inclusiveness contributes to better performing and more sustainable businesses.
We are also focused on growing and developing strong mid-level talent into senior roles. In addition to our mentorship program, we have a sponsorship program that targets high performing and high potential mid-career women and minorities and provides them with rigorous developmental tools, 360-degree assessments, education and executive coaching opportunities alongside their sponsor. We have also launched the StepStone Diversity and Inclusion Network which provides networking and educational opportunities to all of our employees globally and has contributed to the development of more flexible working arrangements and improved parental leave policies.
We are also a leading sponsor for the Women in Alternatives Career Forum hosted by WAVE (Women’s Association of Venture & Equity). The Forum brings together women candidates and employers to discuss a broad continuum of careers in private equity and venture capital. Further, we host an event in La Jolla for local female students seeking careers in private equity, accounting, human resources and marketing, among others.
We are a strong supporter of the Robert Toigo Foundation, whose mission is to increase the participation of minorities in the financial industry. In addition, we proactively network with affinity organizations at universities and business schools to develop a pipeline of female and minority candidates for consideration. We also participate in industry groups created to improve diversity among private markets professionals, such as Girls Who Invest, Women’s Association of Venture & Equity, Robert Toigo Foundation, SEO (Seizing Every Opportunity) Alternative Investments, Private Equity Women Investor Network (PEWIN) and Level20 Women in Private Equity.
Reducing our carbon footprint
We are focused on the firm’s carbon footprint as we seek carbon neutrality as a stated firm goal. As such the following efforts have been undertaken:
•Engaged a consultant to conduct a firmwide carbon footprint evaluation and purchased carbon offsets to achieve carbon neutrality for 2019 and 2020.
•Introduced a range of initiatives focused on reducing energy, waste and water usage across the firm, including recycling, transitioning to electronic tablets during client and other business meetings and generally encouraging a “paperless” approach where practicable.
•Prioritizing selection of highly rated Leadership in Energy and Environmental Design (LEED) or comparable standard in leasing office space.
Community engagement
We encourage and support community engagement. Our community program uses a global-and-local approach and is driven by our community involvement teams at many of our offices. Projects are organized locally and partnered with various service organizations within our communities dedicated to causes encompassing public service, education, environmental efforts, healthcare, and military veterans. Additionally, we have implemented a volunteer time off policy that gives employees 16 hours per calendar year of paid time to volunteer at the organization of their choice. We actively monitor participation in these programs. We recently established a more formalized charitable giving program with an employee matching component.

Our Clients
We believe the value proposition we offer across our asset management, advisory, data, portfolio monitoring and reporting services has resulted in strong relationships with our clients. Our client base includes some of the world’s largest public and private pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals globally. During the year ended March 31, 2021, over 70% of our management and advisory fees came from clients based outside of the United States, reflecting the strength and breadth of our relationships within the global investor community.
We believe the stability of our client base, reflecting in part the longer tenor of our SMAs and focused commingled funds, reflects the strength of the long-term client relationships we have developed. We have also had a high level of success in retaining our advisory clients with an over 90% retention rate since inception. At the same time, we believe we have been successful in expanding relationships with our clients, often expanding from advisory relationships to discretionary asset management relationships. Approximately 38% of our clients engage us for both asset management and advisory services.
Private Wealth Sector Strategy
We have served defined contribution plans, family office and private wealth clients for over ten years, and have more recently expanded to delivering our institutional capabilities to high-net-worth and mass affluent investors. Our platform leverages our deep expertise across private equity, infrastructure, private debt and real estate to develop and distribute innovative products for individual investors, integrating primaries, secondaries and co-investments to create customized product solutions for the private wealth sector. Our solutions include:
•SMAs spanning multiple asset classes and strategies for defined contribution plans with long-term investment objectives;
•private wealth solutions for registered investment advisors, independent broker dealers and wirehouses in the United States and wealth managers internationally;
•registered funds available to accredited investors in the United States; and
•global distribution of our institutional funds to family office investors and high-net-worth investors.
In October 2020, Conversus, our investment platform designed to expand access to the private markets for high-net-worth and accredited investors, held the first closing for Conversus StepStone Private Markets (“CPRIM”), a fund that offers, through a single investment, access to major private markets asset classes in a proportion dynamically allocated by us.
We believe CPRIM offers the following areas of differentiation to potential investors:
•Broad diversification in private markets. Through a single investment in CPRIM, investors gain exposure to four major asset classes within the private markets: private equity, infrastructure, private debt and real estate.
•Favorable structure. CPRIM is structured to provide 1099 tax reporting instead of K-1s, a single investment instead of recurring capital calls, and potential liquidity in the form of regular, current income.
•Attractive track record and deep knowledge and expertise in private markets. We have extensive experience investing substantial capital in the private markets and have generated attractive risk- adjusted returns.

•Proprietary database and insights. Our proprietary SPI system represents one of the industry’s most comprehensive and powerful databases.
•Differentiated access. Given its scale, expertise, and relationships, we have preferred access to top-tier fund managers and proprietary opportunities, including co-investments and secondaries.
Fees and Other Key Contractual Terms
Separately Managed Accounts
The scope of our separate account services and degree of client involvement varies by relationship and policy guidelines, but we typically direct or have substantial participation in the negotiation of account terms, investment policy and strategic planning, pacing and ongoing monitoring and reporting activities. We also provide direct asset management services to clients, providing active fiduciary oversight of assets held by our clients, working with clients to establish investment guidelines aligned with their specific preferences and goals.
Clients seeking a large scale asset management engagement typically prefer an SMA rather than commitment to a focused commingled fund. SMAs and directly-managed assets represented approximately $65 billion of our AUM as of March 31, 2021.
Focused Commingled Funds
We organize and manage commingled funds that invest in primary, secondary and co-investment funds managed by third-party managers focused in our areas of expertise. Our focused commingled funds invest across a variety of private market strategies, which enables our clients to efficiently participate in these specialized strategies for which they otherwise may not be able to access due to the high minimum investment requirements. Focused commingled funds represented $15 billion of our AUM as of March 31, 2021.
Key Terms of SMAs and Focused Commingled Funds
Fees
Management fees from SMAs are generally based on a contractual rate applied to net invested capital under management, although specific terms vary significantly from client to client and may be based on capital commitment or NAV. Management fees from focused commingled funds are generally based on a contractual rate applied initially to limited partners’ capital commitments, although specific terms vary significantly from fund to fund and may be based on net invested capital or NAV. Management fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients.
Duration and Termination
SMAs and focused commingled funds are typically eight to 15 years in duration, including extensions, but this varies and may be longer or even indefinite. Our SMAs and focused commingled funds are often subject to extension either at our discretion or, in the case of SMAs, with consent of the client, or in the case of focused commingled funds, with consent of the requisite percentage of limited partners or the advisory committee.
The commitment period of our SMAs and our focused commingled funds can typically be suspended upon the occurrence of a key person event. In some cases, the commitment period of our SMAs may be terminated for any reason (typically once per year).

SMAs typically can be terminated by our clients for specified reasons, but specific terms vary significantly from client to client and certain contracts may be terminated for any reason generally with minimal notice. Our focused commingled funds may generally be terminated for specified reasons and for any reason upon the affirmative vote, depending on the fund, of 50% or more of the total limited partner interests entitled to vote.
See “Risk Factors—Risks Related to Our Business—Third-party clients in many StepStone Funds have the right to remove us as the general partner of the relevant fund and to terminate the investment period under certain circumstances, leading to a decrease in our revenues, which could be substantial. In addition, the investment management agreements related to our SMAs and advisory accounts may permit the client to terminate our management of such accounts on short notice.”
Capital Commitments
Clients in our SMAs and focused commingled funds generally make commitments to provide capital at the outset of a fund and deliver capital when called upon by us, as investment opportunities become available and to fund operational expenses and other obligations. The commitments are generally available for investment for three to six years, during what we call the commitment period, though some SMAs provide for annual commitment periods.
Performance Fees
The performance fees charged by our focused commingled funds are generally referred to as “carried interest” while those charged by our SMAs may be structured as carried interest or incentive fees. Our focused commingled funds and SMAs generally charge performance fees equal to a fixed percentage of net profits, subject to a compounded annual preferred return in respect of secondary investments and co-investments, but may also earn performance fees with respect to primaries as well. In some cases, performance fees are charged with respect to appreciation in NAV in excess of an agreed rate of return.
If, upon the final distribution of any of our focused commingled funds or SMAs from which we earn performance fees, we or our affiliates have received cumulative performance fees in excess of the amount to which we would be entitled from the profits calculated for such investments in the aggregate, or if the clients have not received distributions equal to those to which they are entitled, we or our affiliates will return such part of any performance fees to the clients as is necessary to ensure that they receive the amounts to which they are entitled, less taxes on the performance fees. We refer to these provisions as “clawbacks.”
Advisory and Data Services
Depending on the mandate, advisory and data services may include one or more of the following: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice, investment recommendations on specific private markets investments (typically primaries) and special projects; (iii) detailed review of existing private markets investments, including repositioning recommendations where appropriate at the portfolio level; (iv) consulting on investment policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary SPI platform, which enables clients to expand their market coverage by accessing the collective knowledge of our SPAR team; or (vi) licensed access to a number of additional proprietary tools that we use and license in service of our clients, including our Pacing tool that enables clients to forecast liquidity needs. Mandates for SPAR services typically include licensed access to Omni, our proprietary web-based performance monitoring and reporting solution. Omni allows our clients to customize performance measurement and benchmarking according to their unique specifications. Our advisory relationships comprised $340 billion of our AUA and $7 billion of our AUM as of March 31, 2021.

Our advisory and data services clients are generally charged annual fixed fees, which vary depending on the services we provide and the volume of capital deployed. We generally do not earn incentive fees on advisory contracts.
Our advisory and data services contracts have various durations ranging from one year to indefinite terms and renew at the option of the client at the end of the stated term. Advisory and data service contracts can typically be terminated by our clients for any reason upon short notice, generally 30 to 90 days. Advisory and data service contracts with governmental pension plans typically are subject to a renewal process involving our submission of information in response to an RFP issued by the client.
Competition
We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our focused commingled funds, we primarily compete with the private markets management businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and co-investment funds in the private markets. Our principal competition for SMAs is mostly other highly specialized and independent private markets asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms for whom private markets investments is only one, often small, portion of their overall business.
In order to grow our business, we must maintain our existing client base and attract additional clients in advisory services, SMA and focused commingled fund areas of the business. Historically, we have competed principally on the basis of the factors listed below:
•global access to private markets investment opportunities through our size, scale, reputation and strong relationships with fund managers;
•brand recognition and reputation within the investing community;
•performance of investment strategies;
•quality of service and duration of client relationships;
•data and analytics capabilities;
•ability to customize product offerings to client specifications;
•transparent organizational structure;
•ability to provide cost effective and comprehensive range of services and products; and
•clients’ perceptions of our independence and the alignment of our interests with theirs created through our investment in our own products.
The asset management business is intensely competitive, and in addition to the above factors, our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees.

Regulatory Environment
Our business is subject to extensive federal and state regulation in the United States. Under these laws and regulations, the SEC and relevant state securities authorities have broad administrative powers, including the power to limit, restrict or prohibit an investment adviser from carrying on its business if it fails to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in certain lines of business for specified periods of time, revocation of investment adviser and other registrations, censures and fines. We are also subject to regulatory oversight and requirements in several foreign jurisdictions in which we operate.
SEC Regulation
The Partnership and certain of our other consolidated subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually every aspect of our business and our client relationships. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, allocation of investments, conflicts of interest, marketing, recordkeeping, reporting and disclosure requirements. The Investment Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. Failure to comply with the requirements of the Investment Advisers Act or the rules and regulations promulgated by the SEC could have a material adverse effect on our business.
Our SMAs and focused commingled funds generally are not registered under the Investment Company Act because we only form SMAs for, and offer interests in our focused commingled funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. However, we expect that the funds we manage on our private wealth platform will be registered investment companies under the Investment Company Act. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements.
ERISA-Related Regulation
Some of our investment vehicles are treated as holding “plan assets,” as defined under ERISA, as a result of investments in those vehicles by benefit plan investors. By virtue of its role as investment manager of these funds, we are a “plan fiduciary” under ERISA with respect to such benefit plan investors. ERISA and the Code impose certain duties on persons that are plan fiduciaries under ERISA, prohibiting certain transactions involving benefit plans and “parties in interest” or “disqualified persons” to those plans, and providing for monetary penalties against plan fiduciaries for violations of these prohibitions. With respect to these vehicles, we rely on particular statutory and administrative exemptions from certain ERISA prohibited transactions, which exemptions are highly complex and may in certain circumstances depend on compliance by third parties whom we do not control. Our failure to comply with these various requirements could have a material adverse effect on our business.

In addition, with respect to other investment funds in which benefit plan investors have invested, but which are not treated as holding “plan assets,” we rely on certain rules under ERISA in conducting investment management activities. These rules are sometimes highly complex and may in certain circumstances depend on compliance by third parties that we do not control. If for any reason these rules were to become inapplicable, we could become subject to regulatory action or third-party claims that could have a material adverse effect on our business.
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, European Union (“EU”), the European Economic Area (“EEA”), and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
The European Union Markets in Financial Instruments Directive II (“MiFID II”), which became effective on January 3, 2018, requires, among other things, all MiFID II investment firms to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate firms which are subject to MiFID II (including MiFID II as applicable in the UK), we implemented revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Continuing compliance with MiFID II may result in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of UK’s departure from the EU, as discussed more fully below. This is because the UK: (i) is no longer generally required to transpose EU law into UK law and (ii) has transposed certain EU legislation into UK law subject to various amendments and subject to the UK Financial Conduct Authority’s oversight rather than that of EU regulators. Taken together, this could result in divergence between the UK and EU regulatory frameworks. Outside the UK and the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.

It is expected that additional laws and regulations will come into force in the UK, the EEA, the EU, and other countries in which we operate over the coming years. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) entered into force on December 25, 2019. Together the IFR and IFD introduced a new prudential regime for EU investment firms that are subject to MiFID II, including new requirements such as general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. The UK is also proposing to introduce a new prudential regime for investment firms that are subject to MiFID II (as implemented in the United Kingdom), to take effect on January 1, 2022. Whilst this regime has not yet been finalized, it is highly likely to introduce (amongst other things) increased regulatory capital requirements, new remuneration requirements and increased reporting requirements. In addition, there may be changes to the AIFMD and UCITS regimes and also further regulation adopted which may impact those parts of our business operating within the EU. For instance, key requirements under Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 on the cross-border distribution of collective investment undertakings will come into effect in EU member states from August 2, 2021. Among other things, this legislation introduces rules regarding the pre-marketing of funds.
There have also been significant legislative developments affecting the private equity industry in Europe and there continues to be discussion regarding enhancing governmental scrutiny and/or increasing regulation of the private equity industry.
With the expiration of the Brexit transition period on December 31, 2020, UK regulated entities lost the right to passport their services to EEA countries, and EEA entities lost the right to reciprocal passporting into the UK (subject to a transitional regime). As noted above, in response to this, as planned, we have engaged our affiliate entity, StepStone Group Europe Alternative Investments Limited (“SGEAIL”), formerly known as Swiss Capital Invest Holding (Dublin) Limited, which is based in the EU, to allow the group to continue to engage in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services. We also may establish offices in various EU jurisdictions to employ and supervise operations in such jurisdictions, including the establishment of branches in SGEAIL. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the UK and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected. Further, as described above, the UK’s departure from the EU and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the UK and EU.
Human Capital
Our People and Culture
Our Core Values and Beliefs include “People Matter” and “Empowered Team.” We recognize our people are our biggest asset and their enthusiasm, hard work and dedication make everything that we do possible. We emphasize integrity, transparency, collaboration, entrepreneurialism, and respect for all, driving how we interact with one another, our clients and investors, sponsors, vendors and service providers, and the community at large. These values are embraced by StepStone’s team and lead to high satisfaction for employees. We measure employee satisfaction and engagement through a variety of surveys throughout the year.

As of March 31, 2021, we had over 570 employees globally, including more than 200 investment professionals and more than 365 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Talent Acquisition and Retention
The process by which we attract, recruit and select new members to join our team is strategic and purposeful to ensure our business and culture continue to thrive. We leverage technology to ensure each hiring process utilizes data-driven assessment tools which evaluate candidates on merit and fitness for the job. Given our global business and client base, we seek to consider candidates from diverse backgrounds, cultures and educational institutions. We strive to maintain hiring practices that are handled with professionalism and responsiveness, in a fair and inclusive selection process. We aspire to have candidates progress within the hiring process with a positive impression of the firm. StepStone’s retention strategy encompasses the entire life cycle of the employee, including our strategic hiring and comprehensive onboarding processes, ongoing professional development, mentoring and sponsorship programs, our learning and inclusive culture and conducting exit interviews to gain further insights on retention.
Total Rewards
We continuously strive to provide a competitive and above-market total rewards package.
Our compensation approach is performance based and determined by considering a combination of firm and individual performance. Cash compensation, in the forms of base salary, bonus and revenue share, is just one of several core elements of total rewards that we offer our team members. We also offer competitive health and wellness benefits, parental benefits described further below, volunteer time off, and company contributions to employees’ 401(k) plans. Becoming a public company also allowed us to diversify our employee ownership by providing equity grants to employees. In connection with our IPO, we granted restricted stock units (“RSUs”) pursuant to our LTIP to over 500 of our approximately 560 employees at the time of the offering, and our LTIP provides us the ability to offer a variety of equity-based awards in the future to further incentivize our employees. In addition, we award annually a portion of carried interest allocations earned by us to certain employees. We also believe we offer an engaging culture and opportunities for ongoing professional development. We believe that a strong, performance-oriented culture is the foundation for a stable organization that will attract and retain industry-leading talent. We offer our team members the benefit of a collegial, intellectually-challenging environment where they are empowered to exercise their creativity.
Diversity & Inclusion
We believe that a diverse team and an inclusive environment bring tremendous value to us and our clients and are fundamental to our success. Bringing together individuals with diverse backgrounds, experiences, and perspectives allows us to better serve our clients and investors, and is integral to retaining an engaged and dedicated workforce. We have established various initiatives and programs to promote and foster diversity and inclusion within StepStone and the broader financial services community, including:
•StepStone Diversity & Inclusion Committee – The committee was established to promote, monitor and implement our diversity and inclusion strategy, and comprises employees from different asset classes, functions, seniority, geographies, gender and race, ethnicity and national origin.
•StepStone Diversity & Inclusion Network – The network provides opportunities for our employees to learn about various diversity and inclusion matters and initiatives and to meet and talk to experts who are championing these causes.

•Mentorship and Sponsorship Programs – The mentorship program provides interested employees with structured access to one of their more senior colleagues who provide guidance and career advice. The sponsorship program pairs promising mid-level women and minorities with one of the firm’s partners as well as an executive coach and is intended to support participants in advancing their professional development and leadership skills.
•Partnerships and Outreach – In addition to promoting diversity and inclusion through our own events, such as hosting events encouraging undergraduate female students to pursue careers in finance, we sponsor and partner with several organizations dedicated to making financial services more diverse and inclusive.
•Expanded Benefits – We provide benefits such as paid parental leave, parental leave coaching for managers and employees, paying for travel for newborns and caretakers when the employee has business required travel, paid shipping of breast milk, wellness rooms for new parents at our offices and paid volunteer time off.
Our diversity statistics as of May 31, 2021 are set forth below:
__________________________
Note: Diverse indicates female and/or ethnic racial minority.
Available Information
Our Internet address is www.stepstonegroup.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge as soon as possible after we electronically file them with, or furnish them to, the SEC. You can access our filings with the SEC by visiting www.sec.gov or our website https://shareholders.stepstonegroup.com/shareholder-relations. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Item 1A. Risk Factors.
You should carefully consider the following discussion of significant factors, events and uncertainties, together with the other information contained in this Form 10-K. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity and stock price.
Risks Related to Our Business
The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of investments made by the StepStone Funds and advisory accounts. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the fund managers with which we invest. The historical investment returns of the StepStone Funds and advisory accounts have benefited from investment opportunities and general market conditions that may not continue or reoccur, including favorable borrowing conditions in the debt markets, and we cannot assure you that the StepStone Funds, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions. Further, we cannot assure you that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
If the investments we make on behalf of the StepStone Funds or recommend to clients perform poorly, we may suffer a decline in our investment management revenue and earnings, and our ability to raise capital for future StepStone Funds may be materially and adversely affected.
Our revenue from our investment management solutions is derived from fees earned for our management of the StepStone Funds and advisory accounts, performance fees, including incentive fees and carried interest with respect to certain of the StepStone Funds, and monitoring and reporting fees. In the event that the StepStone Funds or individual investments perform poorly, our revenues and earnings derived from performance fees will decline and make it more difficult for us to raise capital for new focused commingled funds or gain new SMA clients in the future. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
Continued positive performance of investments we make on behalf of clients or we recommend to our clients is not assured and may not result in positive performance of an investment in our Class A common stock.
An investment in our Class A common stock is not an investment in any of the StepStone Funds. In addition, the historical and potential future investment returns of the StepStone Funds are not linked to returns on our Class A common stock. Positive performance of the StepStone Funds or the investments that we recommend to our advisory clients will not necessarily result in positive returns on an investment in our Class A common stock. However, poor investment performance of the StepStone Funds could cause a decline in our revenue and have a negative effect on our performance or on an investment in our Class A common stock.
The historical investment performance of our funds should not be considered indicative of the future investment performance of these funds or of any future funds we may invest, in part because:
•market conditions and investment opportunities may be significantly less favorable than in the past;

•the performance of our funds is largely based on the NAV of the funds’ investments, including unrealized gains, which may never be realized;
•our newly established funds may generate lower investment returns during the period that they initially deploy their capital;
•changes in the global tax and regulatory environment may affect both the investment preferences of our clients and the financing strategies employed by businesses in which particular funds invest, which may reduce the overall capital available for investment and the availability of suitable investments, thereby reducing our investment returns in the future;
•competition for investment opportunities, resulting from the increasing amount of capital invested in private markets alternatives, may increase the cost and reduce the availability of suitable investments, thereby reducing our investment returns in the future; and
•the industries and businesses in which particular funds invest will vary.
Competition for access to investment funds and other investments we make for our clients is intense.
We seek to maintain excellent relationships with fund managers, including those in which we have previously made investments for our clients and those in which we may in the future invest, as well as sponsors of investments that might provide co-investment opportunities in portfolio companies alongside the sponsoring fund manager. However, because of the number of clients seeking to gain access to investment funds and co-investment opportunities managed or sponsored by the top performing fund managers, we cannot assure you that we will be able to secure the opportunity to invest on behalf of our clients in all or a substantial portion of the investments we select, or that the size of the investment opportunities available to us will be as large as we would desire. Access to secondary investment opportunities is also highly competitive and is often controlled by a limited number of fund managers and intermediaries.

Third-party clients in many StepStone Funds have the right to remove us as the general partner of the relevant fund and to terminate the investment period under certain circumstances, leading to a decrease in our revenues, which could be substantial. In addition, the investment management agreements related to our SMAs and advisory accounts may permit the client to terminate our management of such accounts on short notice.
The governing agreements of many of the StepStone Funds provide that, subject to certain conditions, third-party clients in those funds have the right to remove us as the general partner of the relevant fund or terminate the fund, including in certain cases without cause by a simple majority vote. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds or a significant reduction in the expected amounts of performance fees from those funds. We currently manage a portion of client assets through SMAs whereby we earn management fees and performance fees, and we intend to continue to seek additional SMA mandates. Clients with SMAs generally may terminate their investment management agreement with us without cause on 30 to 90 days’ notice, and in some cases, shorter notice. From time to time, we lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial institutions and other factors. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s request for proposal (“RFP”) process and are subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients, our SMA and advisory account fees would decline materially. In the case of any such terminations, the management fees and performance fees we earn in connection with managing such account would immediately cease, which could result in a significant adverse effect on our revenues. If we experience a change of control (as defined under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) or as otherwise set forth in the partnership agreements of our funds), continuation of the investment management agreements of our funds would be subject to client consent. We cannot assure you that required consents will be obtained if a change of control occurs.
In addition, with respect to our funds that are subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”), each fund’s investment management agreement must be approved annually by (a) such fund’s board of directors or by a vote of the majority of such fund’s equity holders and (b) the independent members of such fund’s board of directors and, in certain cases, its equity holders, as required by law. Termination of these agreements would cause us to lose the management fees and performance fees we earn from such funds, which could have a material adverse effect on our results of operations.
Our ability to retain our senior leadership team and attract additional qualified investment professionals is critical to our success.
Our success depends on our ability to retain our senior leadership team and to recruit additional qualified investment, sales and other professionals. However, we may not be successful in our efforts to retain our senior leadership team, as the market for investment professionals is extremely competitive. The individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any one of our senior leadership team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies, which, in turn, could have a material adverse effect on our business, financial condition and results of operations. In addition, the governing agreements of the StepStone Funds typically require the suspension of our ability to call additional investment capital if, depending on the fund, designated members of our senior leadership team cease to devote sufficient professional time to or cease to be employed by the Partnership, often called a “key person event,” or in connection with certain other events.

Our failure to appropriately manage conflicts of interest could damage our reputation and adversely affect our business.
As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. Actual, potential or perceived conflicts can give rise to client dissatisfaction, litigation or regulatory enforcement actions. As a registered investment adviser, the Partnership owes its clients a fiduciary duty and are required to provide disinterested advice. Appropriately managing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Enforcement action or litigation asserting improper management of conflicts of interest, even if unproven, could harm our reputation and our business in a number of ways, including affecting our ability to raise additional funds causing existing clients to reduce or terminate doing business with us.
We have obligations to clients and other third parties that may conflict with stockholders’ interests.
Our subsidiaries that serve as the general partners of, or advisers to, the StepStone Funds have fiduciary and contractual obligations to the clients in those funds and accounts, and some of our subsidiaries may have contractual duties to other third parties. As a result, we may take actions with respect to the allocation of investments among the StepStone Funds (including funds and accounts that have different fee structures), the purchase or sale of investments in the StepStone Funds, the structuring of investment transactions for those StepStone Funds, the advice we provide or other actions in order to comply with these fiduciary and contractual obligations.
In addition, because our senior management and other professionals generally hold their economic interests through pass-through entities like the Partnership or other affiliated entities, which are not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders will hold their interests through StepStone Group Inc., which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between the Class B unitholders of the Partnership (who are also Class B stockholders of StepStone Group Inc.), on the one hand, and the Class A stockholders of StepStone Group Inc., on the other hand.
Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of the StepStone Funds to achieve attractive rates of return on those investments.
If the StepStone Funds or the companies in which the StepStone Funds invest raise capital in the structured private debt, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility, for instance due to future or worsening impacts from the COVID-19 pandemic. In addition, it is expected that major banking institutions will transition away from use of the London Interbank Offered Rate (“LIBOR”) after 2021, which remains a cause of significant uncertainty in the markets in which we are active. Any such events could adversely affect the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.
The absence of available sources of sufficient debt financing for extended periods of time or an increase in either the general levels of interest rates or in the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our focused commingled funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may adversely affect our business, results of operations and financial condition.

Similarly, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Leverage incurred by a portfolio company may cause the portfolio company to be vulnerable to increases in interest rates and may make it less able to cope with changes in business and economic conditions. Any adverse effect caused by the use of leverage by portfolio companies in which we directly or indirectly invest could in turn adversely affect the investment returns of the StepStone Funds and advisory accounts. If the investment returns achieved by the StepStone Funds are reduced, it could result in negative reputational effects, which could materially and adversely affect our business, financial condition and results of operations.
Clients in the StepStone Funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.
Clients make capital commitments to the StepStone Funds, which we are entitled to call at any time during prescribed periods that can extend for several years into the future. We depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any client that did not fund a capital call may be subject to penalties, potentially including forfeiting a significant amount of its existing investment in that fund. However, if a client has invested little or no capital, for instance early in the life of a fund, then the forfeiture penalty may not be a significant deterrent to default. Failure to fund capital calls may occur more frequently in the event of an economic slowdown. In addition, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets due to COVID-19 may restrict or prohibit investors from investing in new or successor StepStone Funds or funding existing commitments. If clients fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.
When clients retain us to manage assets on their behalf, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in clients terminating their investment management agreement with us, as these agreements generally are terminable without cause on 30 to 90 days’ notice. Clients could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue allocations or strategies that we believe would generate favorable investment returns, which could result in underperformance of, or losses to, a client account. Even when we comply with all applicable investment guidelines, a client may be dissatisfied with its investment performance or our services or fees, and may terminate their SMAs or advisory accounts or be unwilling to commit new capital to the StepStone Funds or advisory accounts. Any of these events could cause a reduction to AUM and consequently cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.

Valuation methodologies for certain assets in the StepStone Funds can be significantly subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for the StepStone Funds.
There are no readily ascertainable market prices for a large number of the investments in the StepStone Funds, advisory accounts or the funds in which we invest. The value of the investments of the StepStone Funds is determined periodically by us based on the fair value of such investments as reported by the underlying fund managers. Our valuation of the funds in which we invest is largely dependent upon the processes employed by the managers of those funds. The fair value of investments is determined using a number of methodologies described in the particular funds’ valuation policies. These policies are based on a number of factors, including the nature of the investment, the expected cash flows from the investment, the length of time the investment has been held, restrictions on transfer and other recognized valuation methodologies. The methodologies we use in valuing individual investments are based on a variety of estimates and assumptions specific to the particular investments, and actual results related to the investment may vary materially as a result of the inaccuracy of such assumptions or estimates. In addition, because illiquid investments held by the StepStone Funds, advisory accounts and the funds in which we invest may be in industries or sectors that are unstable, in distress, or undergoing some uncertainty, such investments may experience rapid changes in value caused by sudden company-specific or industry-wide developments.
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential incentive fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs could cause clients to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients.
We may not be able to maintain our desired fee structure as a result of industry pressure from private markets clients to reduce fees, which could have a material adverse effect on our profit margins and results of operations.
We may not be able to maintain our current fee structure for our funds as a result of industry pressure from private markets clients to reduce fees. In order to maintain our desired fee structure in a competitive environment, we must be able to continue to provide clients with investment returns and service levels that incentivize our clients to pay our desired fee rates. We cannot assure you that we will succeed in providing investment returns and service levels that will allow us to maintain our desired fee structure. Fee reductions on existing or future new business could have a material adverse effect on our profit margins and results of operations.

We may need to pay “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds.
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or we have received net profits over the life of the fund in excess of our allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Our carried interest is generally determined at the end of the period on a hypothetical liquidation basis. As of March 31, 2021, if the funds were liquidated at their fair values, no material amounts would have been subject to contingent repayment. We cannot assure you that we will not incur a contingent repayment obligation in the future. Although a contingent repayment obligation is split among the various obligors, with each responsible for only its respective share, the governing agreements of the StepStone Funds generally provide that, to the extent another party who received a distribution does not fund its respective share, we are required to fund any additional amount beyond the amount of carried interest actually allocated to us, up to the entire amount of the relevant contingent repayment obligation. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes.
Our investment management activities may involve investments in relatively high-risk, illiquid assets, and we may lose, or our clients may lose, some or all of the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.
The investments made by the StepStone Funds and recommended by our advisory services include high-risk, illiquid assets. We have made and expect to continue to make principal investments alongside our clients, as the general partner, in existing and future StepStone Funds. The StepStone Funds invest capital in private markets funds that make investments in equity or debt securities that are not publicly traded. Even where such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such investments for a period of time. Accordingly, the private markets funds in which we and our clients invest capital may not be able to sell investments when they desire and therefore may not be able to realize the full value of such investments. Particularly in the case of securities, such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Investing in private markets funds is risky, and we may lose some or the entire amount of our investment or the investment made by the StepStone Funds. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
In addition, we may invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors, such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. If these portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. See “—Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets and could adversely affect the ability of the StepStone Funds to achieve attractive rates of return on those investments.”

The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in operating results, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments.
In addition, during periods of difficult market conditions, including the current one triggered by the COVID-19 pandemic, or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which the StepStone Funds invest, which consequently would materially and adversely affect investment returns for the StepStone Funds.
The StepStone Funds may face risks relating to undiversified investments.
We cannot give assurance as to the degree of diversification that will be achieved in any of the StepStone Funds. Difficult market conditions or slowdowns affecting a particular asset class, geographic region or other category of investment could have a significant adverse effect on a given StepStone Fund if its investments are concentrated in that category, which would result in lower investment returns. Accordingly, a lack of diversification on the part of a StepStone Fund could adversely affect its investment performance and, as a result, our business, financial condition and results of operations.
The StepStone Funds make investments in funds and companies that we do not control.
Investments by most of the StepStone Funds will include debt instruments and equity securities of funds and companies that we do not control. The StepStone Funds may invest through co-investment arrangements or acquire minority equity interests and may also dispose of a portion of their equity investments in portfolio companies over time in a manner that results in their retaining a minority investment. Consequently, the performance of the StepStone Funds will depend significantly on the investment and other decisions made by third parties, which could have a material adverse effect on the returns achieved by the StepStone Funds. Portfolio companies in which the investment is made may make business, financial or management decisions with which we do not agree. In addition, the majority stakeholders or our management may take risks or otherwise act in a manner that does not serve our interests. If any of the foregoing were to occur, the values the investments we have made on behalf of clients or we recommend to our clients could decrease and our financial condition, results of operations and cash flow could suffer as a result.

Our risk management strategies and procedures may leave us exposed to unidentified or unanticipated risks.
Risk management applies to our investment management operations as well as to the investments we make for the StepStone Funds. We have developed and continue to update strategies and procedures specific to our business for managing risks, which include market risk, liquidity risk, operational risk and reputational risk. Management of these risks can be very complex. These strategies and procedures may fail under some circumstances, particularly if we are confronted with risks that we have underestimated or not identified. In addition, some of our methods for managing the risks related to our clients’ investments are based upon our analysis of historical private markets behavior. Statistical techniques are applied to these observations in order to arrive at quantifications of some of our risk exposures. Historical analysis of private markets returns requires reliance on valuations performed by fund managers, which may not be reliable measures of current valuations. These statistical methods may not accurately quantify our risk exposure if circumstances arise that were not observed in our historical data. In particular, as we enter new lines of business, our historical data may be insufficient. Failure of our risk management techniques could materially and adversely affect our business, financial condition and results of operations, including our right to receive performance fees.
The due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with an investment.
Before making or recommending investments for our clients, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence, we may be required to evaluate important and complex business, financial, tax, accounting, environmental and legal issues. Outside consultants, legal advisors and accountants may be involved in the due diligence process in varying degrees depending on the type of investment and the parties involved. Nevertheless, when conducting due diligence and making an assessment regarding an investment, we rely on the resources available to us, including information provided by the target of the investment and, in some circumstances, third-party investigations. The due diligence investigation that we will carry out with respect to any investment opportunity may not reveal or highlight all relevant facts that are necessary or helpful in evaluating such investment opportunity. Moreover, such an investigation will not guarantee the success of an investment.
In addition, generally our underlying investments are managed by third-party sponsors and, as a result, we depend on the due diligence investigation of such third-party sponsors. We have little or no control over their due diligence process, and any shortcomings in their due diligence could be reflected in the performance of the investment we make with them on behalf of our clients. Poor investment performance could lead clients to terminate their agreements with us or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
Restrictions on our ability to collect and analyze data regarding our clients’ investments could adversely affect our business.
We rely on our proprietary data and technology platforms to provide regular reports to our clients, to research developments and trends in private markets and to support our investment processes. We depend on the continuation of our relationships with the fund managers and sponsors of the underlying funds and investments in order to maintain current data on these investments and private markets activity. The termination of such relationships by a critical mass of such fund managers and sponsors or the imposition of widespread restrictions on our ability to use the data we obtain for our reporting and monitoring services could adversely affect our business, financial condition and results of operations.

We and our clients depend on the reliability of our proprietary data and technology platforms and other data processing systems. Failures or interruptions of these services may disrupt our business, damage our reputation, limit our growth and adversely affect our business and results of operations.
We and our clients rely heavily on our proprietary data and technology platforms, including SPI and Omni, and associated tools, which form a valuable part of the services we offer to our clients. We also rely heavily on other financial, accounting, compliance, monitoring and reporting data processing systems. Our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. We expect that we will need to upgrade and expand the capabilities of our data processing systems and other operating technology in the future and we will incur costs to do so. We also rely on third-party service providers for certain aspects of our information and technology platforms and systems. Any failure, interruption or deterioration of proprietary data and technology platforms or other systems, including the loss of data by fire, natural disaster, power or telecommunications failure, or the failure of third-party service providers to perform could materially adversely affect our ability to provide services to our clients, harm our reputation, business or results of operations or result in regulatory intervention.
A compromise or corruption of our systems containing confidential information could damage our business relationships and adversely affect our business, financial condition and operating results.
We collect, process and store rapidly increasing volumes of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others, in our data centers and on our networks. Omni includes funds, direct investments and co-investments that we monitor and report on for the StepStone Funds and advisory accounts. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm. Such events could damage our business relationships and adversely affect our business, financial condition and operating results.
Cybersecurity risks could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and operating results.
The frequency and sophistication of the cyber and security threats we face continue to increase. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including our proprietary data and technology platforms and other data processing systems, which may be vulnerable to security breaches or other cyber incidents. Our funds’ portfolio companies rely on similar systems and face similar risks, and such funds may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cyber or security incidents may be an intentional attack, such as a hacker attack, virus or worm, or an unintentional event and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption.

We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity regulations and to continually monitor and enhance our information security procedures and controls. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of the StepStone Funds. These third-party service providers and their vendors are also susceptible to cyber and security threats. Any interruption or deterioration in the performance of these third parties, failures of their information systems and technology or cyber and security breaches could put our sensitive information at risk or result in the shutdown of a service provider, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations.
The result of these adverse incidents may include the inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation.
Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our advisory and investment management services and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected. See “Evolving laws and government regulations could adversely affect us.”
We may face damage to our professional reputation if our services are not regarded as satisfactory or for other reasons and may face legal liability to our clients and third parties under securities or other laws and regulations.
As a private market solutions services firm, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. The importance of our reputation may increase as we seek to expand our client base and into new private markets.

Our asset management and advisory activities subject us to the risk of significant legal liabilities to our clients and third parties, including our clients’ stockholders or beneficiaries. In our investment management business, we make investment decisions on behalf of our clients that could result in substantial losses. Any such losses may subject us to the risk of legal and regulatory liabilities or actions alleging negligent misconduct, breach of fiduciary duty or breach of contract. We could also be liable to our clients and third parties, including our clients’ stockholders or beneficiaries, under securities or other laws and regulations for materially false or misleading statements made in connection with securities and other transactions. These risks often are difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending litigation. In addition, litigation or regulatory action against us may tarnish our reputation and harm our ability to attract and retain clients.
Our non-U.S. operations are subject to certain risks, which may adversely affect our business, financial condition and results of operations.
Our non-U.S. operations carry special financial and business risks, which include: fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; local labor conditions, protections and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses; less stable political and economic environments; terrorism, political hostilities, war, outbreak of disease and other civil disturbances or other catastrophic events that reduce business activity; cultural and language barriers and the need to adopt different business practices in different geographic areas; and difficulty collecting fees and, if necessary, enforcing judgments.
As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and results of operations could be adversely affected, possibly materially, if we are unable to successfully manage these and other risks of global operations in a volatile environment. If our non-U.S. business increases relative to our total business, these factors could have a more pronounced effect on our operating results or growth prospects.

Investments of the StepStone Funds in certain jurisdictions may be subject to heightened risks relative to investments in other jurisdictions, which may adversely affect our business, financial condition and results of operations.
A portion of the investments of the StepStone Funds and advisory accounts include private markets funds that are located in, or invest in portfolio companies located in, countries that are subject to heightened risks. Such investments may involve risks related to (i) currency exchange matters, including exchange rate fluctuations with respect to the foreign currency in which the investments are denominated, and costs associated with conversion of investment proceeds and income from one currency to another; (ii) regulations pertaining to investments and investment managers in such countries; (iii) differences in the capital markets of such countries, including, in some cases, the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation; (iv) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, and the risks of political, economic or social instability; and (v) the possible imposition of taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the investment performance of the StepStone Funds and advisory accounts, which would adversely affect our business, financial condition and results of operations.
Revenues from our real estate asset class are subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate.
Our real estate funds are subject to risks arising from the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following: general and local economic conditions; changes in supply of and demand for competing properties in an area (as a result, for example, of overbuilding); changes in building, environmental and other laws; diminished financial resources of tenants; fluctuations in the average occupancy and room rates for hotel properties; energy and supply shortages; uninsured or uninsurable risks; liability for “slip-and-fall” and other accidents on properties held by our funds; natural disasters; changes in government regulations (such as rent control and tax laws); changes in real property tax and transfer tax rates; changes in interest rates; the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy that depress travel activity; environmental liabilities, including under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages; contingent liabilities on disposition of assets; unexpected cost overruns in connection with development projects; terrorist attacks, war and other factors that are beyond our control; and dependence on local operating partners. Even in cases where we are indemnified against liabilities arising out of our real estate business, we cannot assure you as to the financial viability of the indemnifying party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
If our clients or real estate funds acquire direct or indirect interests in undeveloped land or underdeveloped real property, which may often be non-income producing, they will be subject to the risks normally associated with such assets and development activities, including risks relating to the availability and timely receipt of zoning and other regulatory or environmental approvals, the cost and timely completion of construction (including risks beyond the control of our fund, such as weather or labor conditions or material shortages) and the availability of both construction and permanent financing on favorable terms. Additionally, such investments may be managed by a third party, which makes them dependent upon such third parties. Any of these factors may cause the value of real estate investments to decline, which may have a material adverse effect on our clients or our business, financial condition and results of operations.

The investments we make on behalf of clients or we recommend to our clients in infrastructure assets may expose us to increased risks and liabilities.
Investments in infrastructure assets may expose us and our clients to increased risks and liabilities that are inherent in the ownership of infrastructure assets. For example,
•Ownership of infrastructure assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental or other applicable laws.
•Infrastructure asset investments may face construction risks including, without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iii) less than optimal coordination with public utilities in the relocation of their facilities; (iv) adverse weather conditions and unexpected construction conditions; (v) accidents or the breakdown or failure of construction equipment or processes; and (vi) catastrophic events, such as explosions, fires, terrorist activities and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Certain infrastructure asset investments may remain in construction phases for a prolonged period of time and, accordingly, may not generate cash during such prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
•The operation of infrastructure assets is exposed to potential unplanned interruptions caused by significant catastrophic or force majeure events. These risks could, among other effects, adversely affect the cash flows available from investments in infrastructure assets, cause personal injury or loss of life, damage property, or instigate disruptions of service. In addition, the cost of repairing or replacing damaged assets could be considerable. Repeated or prolonged service interruptions may result in permanent loss of customers, litigation, or penalties for regulatory or contractual noncompliance. Force majeure events that are incapable of, or too costly to, cure may also have a permanent adverse effect on an investment.
•The management of the business or operations of an infrastructure asset may be contracted to a third-party management company unaffiliated with us. Although it would be possible to replace any such operator, the failure of such an operator to adequately perform its duties or to act in ways that are in our best interest, or the breach by an operator of applicable agreements or laws, rules and regulations, could have an adverse effect on the investment’s financial condition or results of operations. Infrastructure investments may involve the subcontracting of design and construction activities in respect of projects, and as a result the investments we make on behalf of clients or we recommend to our clients are subject to the risks that contractual provisions passing liabilities to a subcontractor could be ineffective, the subcontractor fails to perform services which it has agreed to perform and the subcontractor becomes insolvent.

Infrastructure investments often involve an ongoing commitment to municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the investments we make on behalf of clients or we recommend to our clients to a higher level of regulatory control than typically imposed on other businesses and may require complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.
The substantial growth of our business in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses.
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We will need to continuously invest in our human resources and our infrastructure as a result of becoming a public company and the increasingly complex investment management industry and increasing sophistication of clients. In addition, the recent launch of our private wealth platform will require ongoing development of new infrastructure. Legal and regulatory developments also contribute to the increasing level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis also poses challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses.
We may enter into new lines of business, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we may grow our business by offering additional products and services and by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core businesses. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. We cannot assure you that we will successfully identify, negotiate, complete or integrate such transactions, or that any completed transactions will produce favorable financial results.

Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
We may acquire additional businesses or assets or form joint ventures.
As part of our business strategy, we may pursue additional acquisitions of complementary businesses or assets or seek to enter into joint ventures. These acquisitions or joint ventures would be intended to leverage our existing operations and industry experience or increase our product offerings. The success of any acquisitions, joint ventures or other investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business. Any acquisitions or investments made by us also could harm our operating results, including as a result of significant write-offs or the incurrence of debt and contingent liabilities. In addition, if we choose to issue equity to fund an acquisition, our stockholders may experience dilution.
Future indebtedness may expose us to substantial risks.
We may in the future utilize debt to finance our operations as a public company or acquisitions we undertake, which will expose us to the typical risks associated with the use of leverage. Significant future borrowings could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service would not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Restrictive covenants in agreements and instruments governing our debt may adversely affect our ability to operate our business or limit our ability to engage in certain transactions or activities, including paying dividends or making other distributions on our Class A common stock. We cannot assure you that we will be able to maintain leverage levels in compliance with such covenants. Any failure to comply with these financial and other covenants, if not waived, could cause a default or event of default under such indebtedness.
We are subject to risks in using custodians, counterparties, administrators and other agents.
Many of our funds depend on the services of custodians, counterparties, administrators and other agents to carry out certain securities and derivatives transactions and other administrative services. We are subject to risks of errors and mistakes made by these third parties, which may be attributed to us and subject us or our clients to reputational damage, penalties or losses. The terms of the contracts with these third-party service providers are often customized and complex, and many of these arrangements occur in markets or relate to products that are not subject to regulatory oversight. We may be unsuccessful in seeking reimbursement or indemnification from these third-party service providers.

Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur. In addition, our risk-management models may not accurately anticipate the effects of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants, which may in turn expose us to significant losses.
In the event of a counterparty default, particularly a default by a major investment bank or a default by a counterparty to a significant number of our contracts, one or more of our funds may have outstanding trades that they cannot settle or are delayed in settling. As a result, these funds could incur material losses and the resulting market impact of a major counterparty default could harm our business, financial condition and results of operation.
In the event of the insolvency of a custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a custodian or counterparty generally will not be segregated from the custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto.
Risks Related to Our Industry
The investment management and investment advisory business is intensely competitive.
The investment management and investment advisory business is intensely competitive, with competition based on a variety of factors, including investment performance, the quality of service provided to clients, brand recognition and business reputation. We compete with a variety of traditional and private markets managers, commercial banks, investment banks and other financial institutions. Many factors affect our ability to compete successfully, including:
•some of our competitors have more relevant experience, greater financial and other resources and more personnel than we do;
•if, as we expect, allocation of assets to private markets investment strategies increases, there may be increased competition for private markets investments and access to fund managers;
•certain clients may prefer to invest with private partnerships rather than a public company; and
•other industry participants from time to time recruit our investment professionals and other employees away from us.
This competitive pressure could adversely affect our ability to make successful investments and restrict our ability to raise future funds, either of which would materially and adversely affect our business, financial condition and results of operations.

Difficult or volatile market conditions can adversely affect our business by reducing the market value of the assets we manage or causing our SMA clients to reduce their investments in private markets.
The global financial markets and business climate may deteriorate, including due to rising interest rates or inflation, reduced availability of credit, changes in laws and regulation, terrorism or political uncertainty, and severe public health events such as, for example, the ongoing global COVID-19 pandemic. In addition, volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts. Our ability to manage our exposure to market conditions is limited. Market deterioration could cause us, the StepStone Funds we manage or the funds in which they invest to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. Adverse market conditions can also affect our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely affect the investment returns of our co-investments in leveraged buyout transactions and, therefore, adversely affect the results of operations and financial condition of our co-investment funds.
Our business could generate lower revenue in a general economic downturn or a tightening of global credit markets. A general economic downturn or tightening of global credit markets may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios. Such a decline could cause our revenue and net income to decline by causing some of our clients to reduce their investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, which would result in lower fees being paid to us.
A general economic downturn or a tightening of global credit markets may also reduce the commitments our clients are able to devote to private markets investments generally and make it more difficult for the funds in which we invest to obtain funding for additional investments at attractive rates, which would further reduce our profitability.
Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to reduce other costs within a time frame sufficient to match any decreases in revenue relating to changes in market and economic conditions. If our revenue declines without a commensurate reduction in our expenses, our net income will be lower.

The COVID-19 pandemic has severely disrupted the global financial markets and business climate and may adversely affect our business, financial condition and results of operations.
Beginning in the fourth quarter of our fiscal year ended March 31, 2020, the global financial markets and business climate have been adversely affected by the global outbreak of COVID-19. The spread of the COVID-19 pandemic throughout the world has led many countries to institute a variety of measures, including stay-at-home orders, restrictions on travel, bans on public gatherings, the closing of non-essential businesses or limiting their hours of operation, and other restrictions on businesses and their operations, in an effort to contain viral spread. These measures have in turn caused reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and significant financial market volatility. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. As a result, we are unable to predict the ultimate duration and adverse impact of COVID-19 on our business, financial condition and results of operations. COVID-19 has impacted, and may further impact, our business in various ways. Adverse effects on our business due to COVID-19 include, but are not limited to, the following:
•Management fees. A slowdown in fundraising activity could result in delayed or decreased management fees as compared to prior periods. Additionally, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets may restrict or prohibit investors from investing in new or successor StepStone Funds or funding existing commitments. If we experience a slowdown in the pace of capital deployment, it may result in delayed or decreased management fees for those funds and accounts that pay management fees based on invested capital.
•Performance fees. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of December 31, 2020, adjusted for capital contributions and distributions during the three-month lag period ended March 31, 2021. For the year ended March 31, 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and subsequently saw significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets. If such declines persist over a longer period of time, our realized performance fee revenues may be adversely affected in future periods, as the ability of fund managers to exit existing investments profitably may be limited due to lower valuations from decreased operating performance of portfolio companies.
•Liquidity. Our liquidity and cash flows may be adversely affected by declines or delays in realized management fee revenues and performance fee revenues. As of March 31, 2021, we had $179.9 million of cash and cash equivalents.
•Investment opportunities. While the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could negatively affect our revenue, particularly for funds that pay management fees based on invested capital.

•Clients and fund managers. A significant portion of our business activity involves meeting with clients and fund managers to build and strengthen our relationships. Prior to the pandemic, much of this activity was done in person. Although we have shifted to telephone and video conferences to build and maintain our relationships, it is unclear whether this shift will have a negative impact on our ability to service our clients, connect with new clients, market our funds, source new investment opportunities and conduct due diligence on investments. We depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Our funds’ operations and performance can be directly impacted if our clients face liquidity challenges related to the COVID-19 pandemic or otherwise and are unable to fulfill their commitments.
•Operations. The ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity and operational security that may not be achieved when working remotely for an extended period of time. Remote working environments could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks. See “—Risks Related to our Business—Cybersecurity risks could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and operating results.” In addition, third-party service providers on whom we may be reliant for certain aspects of our business, including fund administration activities and cloud-based services, could be affected by an inability to perform due to adverse impacts of COVID-19.
•Employee well-being. We recognize that COVID-19 threatens our employees’ safety, well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. We operate globally, with offices in 19 cities across 13 countries across five continents, with strong local teams supporting a global client base. Local COVID-19-related laws may be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance. We may also be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their safety or well-being, particularly in the event they become sick after returning to the office.
•Portfolio companies. Operational disruptions and increased volatility and disruption in the equity and credit markets caused by the COVID-19 pandemic can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.
We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including the timing of availability of a treatment for COVID-19; the success of global vaccination campaigns; the pandemic’s impact on global financial markets and business conditions; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, third-party fund managers, counterparties, investee portfolio companies, vendors and other business partners that may indirectly adversely affect us. In addition, regulatory oversight and enforcement may become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.

We operate in a heavily regulated industry and any failure to comply with the government regulations to which we are subject could adversely affect us.
We are subject to numerous regulations that may impact our business model. In the United States, our advisory and investment management businesses are subject to regulation by the SEC, the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Internal Revenue Code of 1986, as amended, (the “Code”), the Commodity Exchange Act, and the Exchange Act. The SEC in particular has increased its regulation of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to clients, the allocation of broken-deal expenses, the management of conflicts of interest disclosures and other fiduciary obligations. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by the StepStone Funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. Our failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of our registration as an investment adviser. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and cause us to lose existing clients or fail to gain new clients. Additionally, legislation, including proposed legislation regarding executive compensation and taxation of carried interest, may adversely affect our ability to attract and retain key personnel. See “Business—Regulatory Environment.”
To the extent that the Partnership is a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), with respect to benefit plan clients, it is subject to ERISA, and to regulations promulgated thereunder. ERISA and applicable provisions of the Code impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violations of these prohibitions. Our failure to comply with these requirements could have a material adverse effect on our business. In addition, a court could find that one of our co-investment funds has formed a partnership-in-fact conducting a trade or business and would therefore be jointly and severally liable for the portfolio company’s unfunded pension liabilities.
In addition, the Partnership, along with certain of our consolidated subsidiaries, is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements relate to, among other things, maintaining an effective compliance program, incentive fees, solicitation arrangements, allocation of investments, recordkeeping and reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as general anti-fraud prohibitions. As a registered investment adviser, the Partnership has fiduciary duties to its clients. A failure to comply with the obligations imposed by the Investment Advisers Act, including recordkeeping, advertising and operating requirements, disclosure obligations and prohibitions on fraudulent activities, could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition, results of operations and business reputation.
In addition, the European Union’s General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (“CCPA”) impose stringent data protection requirements. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with GDPR, CCPA or similar regulation enacted elsewhere therefore represents a serious risk to our business.

Our private wealth investment platform is subject to additional regulatory requirements that could adversely impact its profitability. We expect that one or more funds we offer to private wealth investors will be registered investment companies under the Investment Company Act. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements. In addition, we will depend on third parties to assist us in complying with regulatory obligations with respect to such registered funds. Requirements imposed by the Investment Company Act, including limitations on capital structure, the ability to transact business with affiliates and the ability to compensate senior employees, or the failure of our third-party vendors to assist us with required compliance could materially and adversely affect our businesses, financial condition and results of operations.
In addition, if we fail to comply with any of the regulations that we are subject to, we could be subject to enforcement actions, which may materially and adversely affect our business, financial condition and results of operations.
Evolving laws and government regulations could adversely affect us.
Governmental regulation of the global financial markets and financial institutions is intense and is continually evolving. This includes regulation of investment funds, as well as their managers and activities, through the implementation of compliance, risk management and anti-money laundering procedures; restrictions on specific types of investments and the provision and use of leverage; capital requirements; limitations on compensation to fund managers; and books and records, reporting and disclosure requirements. The effects on us, the StepStone Funds, or on private markets funds generally, of future regulation, or of changes in the interpretation and enforcement of existing regulation, could have an adverse effect on the StepStone Funds’ investment strategies or our business model. Policy changes and regulatory reform by the U.S. federal government may create regulatory uncertainty for our funds’ portfolio companies and our investment strategies and adversely affect the profitability of the StepStone Funds’ portfolio companies.
Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment. The U.S. federal government has recently been pursuing deregulatory measures, including changes to the Volcker Rule, the U.S. Risk Retention Rules, capital and liquidity requirements, the Financial Stability Oversight Council’s authority and other aspects of the U.S. Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Various proposals focused on deregulation of the U.S. financial services industry may have the effect of increasing competition for our businesses. For example, increased competition from banks and other financial institutions in the credit markets could have the effect of reducing credit spreads, which may adversely affect the revenues we receive from our credit and other funds whose strategies include the provision of credit to borrowers. On the other hand, it is also possible that the financial services industry may face an increasingly difficult political and regulatory environment, especially as a result of the recent change in presidential administration. The new administration has expressed support for policies that call for greater regulatory oversight of the financial services industry, including, in particular, the private equity industry. If these proposals were to become policy, such developments could potentially have a material adverse effect on our business and the business of the funds in which the StepStone Funds and our other clients invest.

Governmental policy changes and regulatory or tax reform could also have a material effect on our funds. For example, regulatory or tax reform in jurisdictions where we may be conducting business (including jurisdictions in which we have established StepStone Funds, such as the Cayman Islands) and jurisdictions in which our clients or investors in StepStone Funds are located may increase administrative costs, increase taxes borne by StepStone Funds or our clients or investors, or otherwise adversely affect our funds or our ability to successfully fundraise on behalf of our funds. A prolonged environment of regulatory uncertainty may make the identification of attractive investment opportunities and the deployment of capital more challenging. In addition, our ability to identify business and other risks associated with new investments depends in part on our ability to anticipate and accurately assess regulatory and other changes that may have a material effect on the businesses in which we choose to invest. The failure to accurately predict the possible outcome of policy changes and regulatory reform could have a material adverse effect on the returns generated from our funds’ investments and our revenues.
In recent years, the United States has imposed tariffs on various products imported into the United States. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the United States by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. Governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. In addition, if we fail to monitor and adapt to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.
Future changes to tax laws or our effective tax rate could materially adversely affect our company and reduce net returns to our stockholders.
Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, including those related to the Base Erosion and Profit Shifting Project of the Organisation for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. In addition, the Group of Twenty, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have focused on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our operating results and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.

We may be required to pay additional taxes under the Centralized Partnership Audit Regime.
For tax years beginning on or after January 1, 2018, the Partnership is subject to partnership audit rules enacted as part of the Bipartisan Budget Act of 2015 (the “Centralized Partnership Audit Regime”). Under the Centralized Partnership Audit Regime, any IRS audit of the Partnership would be conducted at the Partnership level, and if the IRS determines an adjustment, the default rule is that the Partnership would pay an “imputed underpayment” including interest and penalties, if applicable. The Partnership may instead elect to make a “push-out” election, in which case the partners for the year that is under audit would be required to take into account the adjustments on their own personal income tax returns. We will decide whether or not to cause the Partnership to make this election; however, there are circumstances in which the election may not be available and, in the case of an entity in which the Partnership directly or indirectly invests, such decision may be outside of our control. If the Partnership or an entity in which the Partnership directly or indirectly invests does not make this election, the then-current partners of the Partnership (including SSG) could economically bear the burden of the understatement.
Audit adjustments for state or local tax purposes could similarly result in the Partnership (or any of its applicable subsidiaries or other entities in which the Partnership directly or indirectly invests) being required to pay or indirectly bear the economic burden of state or local taxes and associated interest, and penalties.
Federal, state and foreign anti-corruption and sanctions laws create the potential for significant liabilities and penalties and reputational harm.
We are subject to laws and regulations governing payments and contributions to political persons or other third parties, including restrictions imposed by the Foreign Corrupt Practices Act (“FCPA”) as well as trade sanctions and export control laws administered by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”), the U.S. Department of Commerce and the U.S. Department of State. The FCPA is intended to prohibit bribery of foreign governments and their officials and political parties and requires public companies in the United States to keep books and records that accurately and fairly reflect those companies’ transactions. OFAC, the U.S. Department of Commerce and the U.S. Department of State administer and enforce various export control laws and regulations, including economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign states, organizations and individuals. These laws and regulations affect a number of aspects of our business, including servicing existing clients, finding new clients, and sourcing new investments, as well as activities by the portfolio companies in our investment portfolio or other controlled investments.
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the United Kingdom (“UK”) Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. Different laws contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could face claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, operating results and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of client confidence, any one of which could adversely affect our business prospects, financial condition and results of operations.

Regulation of investment advisers outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, the EU, the European Economic Area (“EEA”), and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and the individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
The European Union Markets in Financial Instruments Directive II (“MiFID II”), which became effective on January 3, 2018, requires, among other things, all MiFID II investment firms to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate investment firms that are subject to MiFID II (including as applicable in the UK), we were required to implement revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Compliance with MiFID II has, therefore, resulted in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of UK’s departure from the EU. See “The exit of the UK from the EU (Brexit) could adversely affect our business and our operations.” This is because the UK is both: (i) no longer generally required to transpose EU law into UK law and (ii) has transposed certain EU legislation into UK law subject to various amendments and subject to the UK Financial Conduct Authority’s oversight rather than that of EU regulators. Taken together, this could result in divergence between the UK and EU regulatory frameworks. Outside the UK and EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.

It is expected that additional laws and regulations will come into force in the UK, the EEA, the EU, and other countries in which we operate over the coming years. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) entered into force on December 25, 2019. Together the IFR and IFD will introduce a new prudential regime for those of our EU investment firms that are subject to MiFID II, including new requirements, such as general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. Further, as described above, the UK’s departure from the EU and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the UK and EU. The UK is also proposing to introduce a new prudential regime for investment firms that are subject to MiFID II (as implemented in the UK), to take effect on January 1, 2022. While this regime has not yet been finalized, it is highly likely to introduce (amongst other things) increased regulatory capital requirements, new remuneration requirements and increased reporting requirements. In addition, there may be changes to the AIFMD and UCITS regimes and also further regulation adopted which may impact those parts of our business operating within the EU. For instance, key requirements under Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 on the cross-border distribution of collective investment undertakings will come into effect in EU member states from August 2, 2021. Among other things, this legislation introduces rules regarding the pre-marketing of funds.
There have also been significant legislative developments affecting the private equity industry in Europe and there continues to be discussion regarding enhancing governmental scrutiny and/or increasing regulation of the private equity industry, which may have an adverse impact on the private equity industry in Europe (including by making it more difficult to raise capital from certain types of investors and otherwise imposing on private equity funds additional and costly regulatory compliance burdens), which could in turn adversely affect our business prospects, financial condition and results of operations.
These laws and regulations may affect our costs and manner of conducting business in one or more markets, the risks of doing business, the assets that we manage or advise, and our ability to raise capital from clients. Any failure by us to comply with either existing or new laws or regulations could have a material adverse effect on our business, financial condition and results of operations.
The exit of the UK from the EU (Brexit) could adversely affect our business and our operations.
The UK left the EU on January 31, 2020 and entered into a new trade and cooperation agreement with the EU on December 30, 2020 (the “Trade Agreement”). There is still, however, some degree of uncertainty as to the exact nature of the future relationship between the UK and the EU. Brexit has caused significant geo-political uncertainty and market volatility in the UK and elsewhere. The UK is no longer in the single EU market or subject to the global trade deals negotiated by the EU on behalf of its members, which could have a material adverse effect on our operations and the operations of the portfolio companies in which our funds invest. For example, a decline in trade could affect the attractiveness of the UK as a global investment center and, as a result, could make doing business in Europe more difficult.

Under the EU single market directives, mutual access rights to markets and market infrastructure exist across the EU and the mutual recognition of insolvency, bank recovery and resolution regimes applies. In addition, certain regulated entities licensed or authorized in one EEA jurisdiction may operate on a cross-border basis in other EEA countries in reliance on passporting rights and without the need for a separate license or authorization. With the expiration of the Brexit transition period on December 31, 2020, UK regulated entities lost the right to passport their services to EEA countries, and EEA entities lost the right to reciprocal passporting into the UK (subject to a transitional regime in the latter case). In response to this, as planned, we have engaged our affiliate entity, SGEAIL, which is based in the EU, to allow us to continue to engage in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services. We also may establish offices in various EU jurisdictions to employ and supervise operations in such jurisdictions, including the establishment of branches in SGEAIL. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the UK and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected. Further, the UK’s departure from the EU and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the UK and EU. See “Business—Regulatory Environment—Foreign Regulation” for additional information about the potential effects of the loss of passporting privileges and our planned responses. The movement of capital, the right of establishment and the mobility of personnel may also be restricted. In addition, UK entities may no longer have access rights to market infrastructure across the EU and the recognition of insolvency, bank recovery and resolution regimes across the EU may no longer be mutual.
Brexit has also caused exchange rate fluctuations. In particular the British pound has weakened significantly against both the U.S. dollar and the Euro. Further exchange rate volatility may occur. Unhedged currency fluctuations have the ability to adversely affect our funds and their underlying business investments.
Further, the UK’s determination as to which, if any, EU laws to repeal, retain, replace or replicate from the EU could exacerbate the uncertainty and result in divergent national laws and regulations. Changes to the regulatory regimes in the UK or the EU and its member states could materially affect our business prospects and opportunities and increase our costs, or require us to adhere to new regulations that may be burdensome for us. In addition, Brexit could potentially disrupt the tax jurisdictions in which we operate and affect the tax benefits or liabilities in these or other jurisdictions in a manner that is adverse to us and/or our funds. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.
We are subject to increasing scrutiny from institutional clients with respect to ESG costs of investments made by the StepStone Funds, which may constrain investment opportunities for our funds and adversely affect our ability to raise capital from such clients.
In recent years, certain institutional clients have placed increasing importance on ESG implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients have conditioned future capital commitments on the taking or refraining from taking of such actions. Clients’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, institutional clients may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by us. To the extent our access to capital from such clients is impaired, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues.

ESG matters have been the subject of increased focus by certain regulators, including in the U.S. and the EU. A lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, failure to comply with applicable legal and regulatory changes in relation to ESG matters may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
ESG matters have been the subject of increased focus by certain regulators in the EU. For example, in May 2018, the European Commission proposed legislative reforms relating in part to formalizing the duties and disclosure obligations of companies, asset managers and asset owners in relation to ESG factors. These and other proposals have resulted in the Non-Financial Disclosure Regulation, EU Taxonomy Regulation and the EU Sustainable Finance Disclosure Regulation. These legislative developments, which create a common classification system and disclosure obligations focusing on ESG issues, largely apply from 2021 onwards and will require additional disclosures to clients with respect to ESG factors, which may increase our expenses and could lead clients to reduce their investment with us. Our EU based business, as well as any global product sales into the EU, will be subject to these requirements. It is likely that the UK will introduce similar legislation relating to ESG although the form and content of such legislation is currently uncertain.
Risks Related to Our Organizational Structure
We are a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Holders of our Class B common stock will continue to control a majority of the voting power of our outstanding common stock. So long as no Sunset (as defined below) has occurred and the Class B stockholders who are party to the Stockholders’ Agreement hold at least approximately 16.7% of all of the outstanding shares of the Company’s common stock, the Class B stockholders are expected to hold a majority of the Company’s outstanding voting power and thereby will control the outcome of matters submitted to a stockholder vote. As a result of the voting power held by those Class B stockholders who are party to the Stockholders’ Agreement, we qualify as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025.

We rely on and intend to continue to rely on some or all of these exemptions. As a result, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and our directors will not be nominated or selected entirely by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Global Select Market, until we are no longer a controlled company.
Our internal controls over financial reporting do not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our business and the price of our Class A common stock.
Because we are an EGC, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”) until the later of either the year following our first annual report required to be filed with the SEC or the date we are no longer an EGC.
Matters affecting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of the Nasdaq Global Select Market listing rules. There could also be a negative reaction in the financial markets due to a loss of client confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if a material weakness or significant deficiency is identified in our internal control over financial reporting. This could materially and adversely affect us and lead to a decline in the price of our Class A common stock. In addition, we will continue to incur incremental costs as we further establish and improve our internal control over financial reporting and prepare to comply with Section 404(b), including increased auditing and legal fees and costs associated with hiring additional accounting, operational and administrative staff. We will need to hire additional personnel to design and apply controls to areas of significant complex transactions and technical accounting matters once we are a public company.
Reduced reporting and disclosure requirements applicable to us as an emerging growth company could make our Class A common stock less attractive to investors.
We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404, have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we may not be subject to the same implementation timing for new or revised accounting standards as other public companies that are not EGCs, which may make comparison of our financials to those of other public companies more difficult. We could be an EGC for up to five years following the completion of our IPO. We will cease to be an EGC upon the earliest of: (i) the end of the fiscal year following September 18, 2025, (ii) the first fiscal year after our annual gross revenues are $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in nonconvertible debt securities or (iv) the end of fiscal 2022 or future fiscal years if the market value of our Class A common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our Class A common stock less attractive if we choose to rely on these exemptions. If some investors find our Class A common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our Class A common stock, and the price of our Class A common stock may be more volatile.

SSG depends on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements.
SSG is a holding company and its only business is to act as the managing member of the General Partner, and its only material assets are Class A units and 100% of the interests in the General Partner. SSG does not have any independent means of generating revenue. We anticipate that the Partnership will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the partners of the Partnership. Accordingly, SSG will be required to pay income taxes on its allocable share of any net taxable income of the Partnership. We intend to cause the Partnership to make distributions to each of its partners, including SSG, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow SSG to make payments under the Tax Receivable Agreements. In addition, the Partnership will reimburse SSG for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, SSG shall receive the full amount of its tax distribution before the other partners receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other partners pro rata in accordance with their assumed tax liabilities. To the extent that SSG needs funds, and the Partnership is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect SSG’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreements, and affect our liquidity and financial condition.
The IRS might challenge the tax basis step-ups and other tax benefits we receive in connection with our IPO and the related transactions and in connection with additional acquisitions of Partnership units.
Partnership units held directly by the partners of the Partnership other than SSG, including members of our senior leadership team, may in the future be exchanged for shares of our Class A common stock or, at our election, cash. Similar to our initial purchase of Partnership units, those exchanges may also result in increases in the tax basis of the assets of the Partnership that otherwise would not have been available. These increases in tax basis are expected to increase (for tax purposes) SSG’s depreciation and amortization and, together with other tax benefits, reduce the amount of tax that SSG would otherwise be required to pay, although it is possible that the IRS might challenge all or part of that tax basis increases or other tax benefits, and a court might sustain such a challenge. SSG’s ability to achieve benefits from any tax basis increases or other tax benefits will depend upon a number of factors, as discussed below, including the timing and amount of our future income.
We will not be reimbursed for any payments previously made under the Tax Receivable Agreements if the basis increases or other tax benefits described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under the Tax Receivable Agreements in excess of our ultimate cash tax savings.

In certain circumstances, payments under each Tax Receivable Agreement may be accelerated and/or significantly exceed the actual tax benefits, if any, that SSG actually realizes.
Each Tax Receivable Agreement provides that if (i) SSG exercises its right to early termination of such Tax Receivable Agreement in whole (that is, with respect to all benefits due to all beneficiaries under such Tax Receivable Agreement) or in part (that is, with respect to some benefits due to all beneficiaries under such Tax Receivable Agreement), (ii) SSG experiences certain changes in control, (iii) such Tax Receivable Agreement is rejected in certain bankruptcy proceedings, (iv) SSG fails (subject to certain exceptions) to make a payment under such Tax Receivable Agreement within 180 days after the due date or (v) SSG materially breaches its obligations under such Tax Receivable Agreement, SSG will be obligated to make an early termination payment to holders of rights under such Tax Receivable Agreement equal to the present value of all payments that would be required to be paid by SSG under such Tax Receivable Agreement. The amount of such payments will be determined on the basis of certain assumptions in each Tax Receivable Agreement, including (i) the assumption that SSG would have enough taxable income in the future to fully utilize the tax benefit resulting from the tax assets that are the subject of such Tax Receivable Agreement, (ii) the assumption that any item of loss deduction or credit generated by a basis adjustment or imputed interest arising in a taxable year preceding the taxable year that includes an early termination will be used by SSG ratably from such taxable year through the earlier of (x) the scheduled expiration of such tax item or (y) 15 years; (iii) in the case of the Reorganization Tax Receivable Agreement, the assumption that any net operating loss (and similar items) inherited from certain pre-IPO institutional investors (the “Blocker Companies”), will be used by SSG ratably from the taxable year that includes an early termination through the earlier of (x) the scheduled expiration of such net operating loss (or similar item) or (y) 15 years (or longer, to the extent that SSG is prevented from fully utilizing such net operating loss (or similar item) under certain U.S. federal income tax rules); (iv) the assumption that any non-amortizable assets are deemed to be disposed of in a fully taxable transaction on the fifteenth anniversary of the earlier of the basis adjustment and the early termination date; (v) the assumption that U.S. federal, state and local tax rates will be the same as in effect on the early termination date, unless scheduled to change and, solely with respect to the Exchanges Tax Receivable Agreement; and (vi) the assumption that any units (other than those held by SSG) outstanding on the termination date are deemed to be exchanged for an amount equal to the market value of the corresponding number of shares of Class A common stock on the termination date. Any early termination payment may be made significantly in advance of the actual realization, if any, of the future tax benefits to which the termination payment relates. The amount of the early termination payment is determined by discounting the present value of all payments that would be required to be paid by SSG under such Tax Receivable Agreement at a rate equal to the lesser of (a) 6.5% and (b) the Secured Overnight Financing Rate, as reported by the Wall Street Journal (“SOFR”) plus 400 basis points.
Moreover, as a result of an elective early termination, a change in control or SSG’s material breach of its obligations under either Tax Receivable Agreement, SSG could be required to make payments under such Tax Receivable Agreement that exceed its actual cash savings under such Tax Receivable Agreement. Thus, SSG’s obligations under each Tax Receivable Agreement could have a substantial negative effect on its financial condition and liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, or other forms of business combinations or changes of control. We cannot assure you that we will be able to finance any such early termination payment. It is also possible that the actual benefits ultimately realized by us may be significantly less than were projected in the computation of the early termination payment. We will not be reimbursed if the actual benefits ultimately realized by us are less than were projected in the computation of the early termination payment.

Payments under each Tax Receivable Agreement will be based on the tax reporting positions that we will determine and the IRS or another tax authority may challenge all or part of the tax basis increases or the inheritance of tax attributes from the Blocker Companies, as well as other related tax positions we take, and a court could sustain such challenge. If any tax benefits that have given rise to payments under either Tax Receivable Agreement are subsequently disallowed, SSG would be entitled to reduce future amounts otherwise payable to a holder of rights under such Tax Receivable Agreement to the extent such holder has received excess payments. However, the required final and binding determination that a holder of rights under a Tax Receivable Agreement has received excess payments may not be made for a number of years following commencement of any challenge, and SSG will not be permitted to reduce its payments under a Tax Receivable Agreement until there has been a final and binding determination, by which time sufficient subsequent payments under the Tax Receivable Agreement may not be available to offset prior payments for disallowed benefits. SSG will not be reimbursed for any payments previously made under either Tax Receivable Agreement if the basis increases described above are successfully challenged by the IRS or another taxing authority. As a result, in certain circumstances, payments could be made under either Tax Receivable Agreement that are significantly in excess of the benefit that SSG actually realizes in respect of the increases in tax basis (and utilization of certain other tax benefits) and SSG may not be able to recoup those payments, which could adversely affect SSG’s financial condition and liquidity.
In certain circumstances, the Partnership will be required to make distributions to us and the existing partners of the Partnership, and the distributions that the Partnership will be required to make may be substantial.
The Partnership is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to partners, including SSG. Pursuant to the StepStone Limited Partnership Agreement, the Partnership will make tax distributions to its partners, including SSG, which generally will be pro rata based on the ownership of Partnership units, calculated using an assumed tax rate, to help each of the partners to pay taxes on that partner’s allocable share of the Partnership’s net taxable income. Under applicable tax rules, the Partnership is required to allocate net taxable income disproportionately to its partners in certain circumstances. Because tax distributions will be determined based on the partner who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any partner, but will be made pro rata based on ownership of Partnership units, the Partnership will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that it would have paid if it were taxed on its net income at the assumed rate.
Funds used by the Partnership to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions the Partnership will be required to make may be substantial and may significantly exceed (as a percentage of the Partnership’s income) the overall effective tax rate applicable to a similarly situated corporate taxpayer. In addition, because these payments will be calculated with reference to an assumed tax rate, and because of the disproportionate allocation of net taxable income, these payments likely will significantly exceed the actual tax liability for many of the existing partners of the Partnership.
As a result of potential differences in the amount of net taxable income allocable to us and to the existing partners of the Partnership, as well as the use of an assumed tax rate in calculating the Partnership’s distribution obligations, we may receive distributions significantly in excess of our tax liabilities and obligations to make payments under the Tax Receivable Agreements. We may choose to manage these excess distributions through a number of different approaches, including through the payment of dividends to our Class A common stockholders or by applying them to other corporate purposes.

We may be required to fund withholding tax upon certain exchanges of Class B units into shares of Class A common stock by non-U.S. holders.
In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to ten percent of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer absent an exception. Holders of Class B units may include non-U.S. holders. The partners holding Class B units in the Partnership generally will be entitled to exchange such Class B units for shares of Class A common stock on a one-for-one basis or, at our election, for cash. To the extent withholding is required and we elect to deliver shares of Class A common stock (rather than cash), we may not have sufficient cash to satisfy such withholding obligation, and, we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.
We may have tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions.
Certain of our pre-IPO institutional investors held their interests in the Partnership through entities that were taxable as corporations for U.S. federal income tax purposes. Before the IPO, SSG formed a new, first-tier merger subsidiary with respect to each Blocker Company. Contemporaneously with the IPO, each merger subsidiary merged with and into the respective Blocker Company, with the Blocker Company surviving. Immediately thereafter, each Blocker Company merged with and into SSG, with SSG surviving. In the Blocker Mergers, the 100% owners of the Blocker Companies acquired an aggregate of 9,112,500 shares of newly issued Class A common stock and the Company acquired a corresponding amount of Partnership units. As the successor to these merged entities, SSG generally succeeded to and became responsible for any outstanding or historical tax or other liabilities of the merged entities, including any liabilities incurred as a result of the mergers described in the previous sentence. Any such liabilities for which SSG is responsible could have an adverse effect on our liquidity and financial condition.
Pursuant to recently enacted regulations issued under Section 162(m) of the Code, SSG may not be permitted to deduct its distributive share of compensation expense to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees, potentially resulting in additional U.S. federal income tax liability for SSG and reducing cash available for distribution to SSG’s stockholders and/or for the payment of other expenses and obligations of SSG.
Section 162(m) of the Code disallows the deduction by any publicly held corporation of applicable employee compensation paid with respect to any covered employee to the extent that such compensation for the taxable year exceeds $1,000,000. A “covered employee” means any employee of the taxpayer if the employee (a) is the principal executive officer (“PEO”) or principal financial officer (“PFO”) of the taxpayer at any time during the taxable year, or was an individual acting in such a capacity, (b) was among the three highest compensated officers for the taxable year (other than the PEO and PFO) required to be disclosed in the proxy statement, or (c) was a covered employee of the taxpayer (or any predecessor) for any preceding taxable year beginning after December 31, 2016. Pursuant to recently enacted regulations with respect to Section 162(m) of the Code issued by the IRS, SSG will not be permitted to deduct its distributive share of compensation expense allocated to it, to the extent that such distributive share plus the amount of any compensation paid directly by SSG exceeds $1,000,000 with respect to a covered employee, even if the Partnership, rather than SSG, pays the compensation to SSG’s covered employees. Accordingly, to the extent that SSG is disallowed a deduction for its distributive share of compensation expense under Section 162(m) of the Code, it may result in additional U.S. federal income tax liability for SSG and/or reduce cash available for distribution to SSG’s stockholders or for the payment of other expenses and obligations of SSG.

If StepStone Group Inc. were deemed an “investment company” under the Investment Company Act of 1940 as a result of its ownership of the Partnership or the General Partner, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
An issuer will generally be deemed to be an “investment company” for purposes of the Investment Company Act if:
•it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or
•absent an applicable exemption, it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.
We believe that we are primarily engaged in the investment advisory service business, specifically that of providing customized investment solutions and advisory and data services to our clients and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that StepStone Group Inc., the General Partner or the Partnership is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, a majority of the Partnership’s assets consist of direct and indirect ownership interests as the general partner or managing member of the StepStone Funds we sponsor. We believe these interests in the StepStone Funds are not investment securities. The Partnership also will hold minority interests in certain operating subsidiaries that are consolidated on the Partnership’s financial statements as “variable interest entities.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Organizational Structure—Ownership of Our Businesses” for additional information regarding our variable interest entities. The Partnership’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act. However, the value of these subsidiaries is not large enough to cause the Partnership’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). StepStone Group Inc.’s unconsolidated assets consist primarily of Class A units of the Partnership and 100% of the interests in the General Partner. StepStone Group Inc. is the sole managing member of the General Partner and, in such capacity, indirectly operates and controls all of the Partnership’s business and affairs. We do not believe StepStone Group Inc.’s managing member interest in the General Partner is an investment security. Therefore, we believe that less than 40% of StepStone Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe StepStone Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe StepStone Group Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operations of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, prohibit the issuance of stock options, and impose certain governance requirements. We intend to conduct our operations so that StepStone Group Inc. will not be deemed to be an investment company under the Investment Company Act. However, if anything were to happen that would cause StepStone Group Inc. to be deemed to be an investment company under the Investment Company Act, requirements imposed by the Investment Company Act, including limitations on our capital structure, ability to transact business with affiliates (including us) and ability to compensate key employees, could make it impractical for us to continue our business as currently conducted, impair the agreements and arrangements between and among the Partnership, the General Partner, us or our senior leadership team, or any combination thereof and materially and adversely affect our business, financial condition and results of operations.
A change of control of our company, including the effect of a “Sunset,” could result in an assignment of our investment advisory agreements.
Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, the Partnership undergoes a change of control. After a “Sunset” becomes effective, the Class B common stock will have one vote per share instead of five votes per share, and the Stockholders Agreement will expire, meaning that the Class B stockholders will no longer have the right to control the appointment of directors or to direct the vote on all matters that are submitted to our stockholders for a vote. If a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, there could be deemed a change of control of the Partnership, and thus an assignment. If such an assignment occurs, we cannot be certain that the Partnership will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.
Because members of our senior leadership team hold their economic interest through other entities, conflicts of interest may arise between them and the holders of our Class A common stock or with us.
The Sunset Holders, who are members of our senior leadership team, beneficially owned approximately 39.7% of the outstanding Partnership units as of March 31, 2021. Because they hold their economic interest in the Partnership directly, the members of our senior leadership team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior leadership team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when to terminate either Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

We rely on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly-owned, which may provide us less effective operational control than wholly owning such subsidiaries.
Certain of our consolidated subsidiaries are not wholly-owned by us. To the extent these subsidiaries are not wholly-owned by us, substantially all of the other owners are current StepStone professionals working for the related businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Organizational Structure—Ownership of Our Businesses.” We have relied, and expect to continue to rely, on a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these businesses. However, these arrangements may not be as effective in providing us with control over these operations as would wholly owning these subsidiaries. For example, the other owners of these subsidiaries typically have contractual rights to be significantly represented on the board of directors or other governing body of the relevant subsidiary as well as the right to participate in certain decisions affecting the subsidiary, and may assert interests that are in conflict with the interests of StepStone with regard to significant decisions affecting these subsidiaries. As a result, the arrangements we use to control the subsidiaries that are not wholly-owned may not fully protect our interests. If control over these subsidiaries and their operations is exerted less effectively by StepStone, our ability to conduct our business and our results of operations may be adversely affected.
The disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders may have an adverse effect on the price of our Class A common stock.
Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes on all matters to be voted on by stockholders generally until a Sunset becomes effective. After a Sunset becomes effective, each share of our Class B common stock will entitle its holder to one vote. Certain of the holders of our Class B common stock have agreed to vote all of their shares in accordance with the instructions of the Class B Committee, and therefore will exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.
The dual class structure of our common stock may adversely affect the trading market for our Class A common stock.
Certain stock index providers, such as S&P Dow Jones, exclude companies with multiple classes of shares of common stock from being added to certain stock indices. In addition, several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in such indices, may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing shares of our Class A common stock. Any exclusion from stock indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

We may pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
We declared and paid our first quarterly cash dividend in the fourth quarter of fiscal 2021 and recently declared a quarterly cash dividend to be paid in July 2021. We may in the future continue to pay cash dividends to our stockholders. Our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of the Partnership to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreements) and pay dividends to our stockholders. Through our ownership of a 100% membership interest in the General Partner, we expect to cause the Partnership to make distributions to its partners, including us. However, the ability of the Partnership to make such distributions will be subject to its operating results, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is also subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
General Risk Factors
The market price of our Class A common stock may be volatile, which could cause the value of stockholders’ investments to decline.
The price of our Class A common stock has been volatile and may continue to be volatile in the future. During fiscal 2021, the price of our Class A common stock ranged from a low of $18.00, our IPO price, and to a high closing price of $39.80 The following factors, in addition to other factors described in this “Risk Factors” section, may have a significant impact on the market price of our Class A common stock:
•negative trends in global economic conditions or activity levels in our industry;
•changes in our relationship with our clients or in client needs or expectations, or trends in the markets in which we operate;
•announcements concerning our competitors or our industry in general;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•our ability to implement our business strategy;
•our ability to complete and integrate acquisitions;
•quarterly or annual variations in our operating results compared to market expectations;
•trading volume of our Class A common stock;
•the failure of securities analysts to cover the Company or changes in analysts’ financial estimates;
•economic, political, legal and regulatory factors unrelated to our performance;
•changes in accounting principles;
•the loss of any of our management or key personnel;

•sales of our Class A common stock by us, our executive officers, directors or our stockholders in the future; and
•overall fluctuations in the U.S. equity markets.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may adversely affect the market price of our Class A common stock.
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•provide that vacancies on our board of directors shall be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;
•establish that our board of directors is divided into three classes, with each class serving three-year staggered terms, subject to a specified sunset;
•provide that our directors can be removed (i) for cause only as long as our board of directors is classified and (ii) following such time as our board of directors is no longer classified, with or without cause, but only upon the affirmative vote of holders of at least 66 2⁄3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors;
•provide that any action required or permitted to be taken by the stockholders must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;
•specify that special meetings of our stockholders can be called only by our board of directors or the chairman of our board of directors;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock; and
•reflect two classes of common stock, with Class B common stock having five votes per share and Class A common stock having one vote per share, until a Sunset becomes effective, as discussed above.

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are a Delaware corporation and governed by the Delaware General Corporation Law (the “DGCL”). In general, Section 203 of the DGCL, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, which person or group is considered an interested stockholder under the DGCL, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. We have elected in our amended and restated certificate of incorporation not to be subject to Section 203. However, our amended and restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Sunset Holders, their affiliates and their respective successors (other than the Company or any of our subsidiaries), as well as their direct and indirect transferees, will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims, which include claims in the right of our company (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state court or a federal court located within the State of Delaware. Furthermore, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
We lease our corporate headquarters office space located at 450 Lexington Avenue, 31st Floor, New York, NY 10017. We also lease space for our offices located in Beijing, Charlotte, Cleveland, Dublin, Hong Kong, La Jolla, Lima, London, Luxembourg, Perth, Rome, San Francisco, São Paolo, Seoul, Sydney, Tokyo, Toronto and Zurich. We do not own any real property. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings.
In the normal course of business, we may be subject to various legal, judicial and administrative proceedings. Currently, there are no material proceedings pending or, to our knowledge, threatened against us.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “STEP.” There is no established public trading market for our Class B common stock.
Holders of Record
As of June 17, 2021, there was one stockholder of record of our Class A common stock and there were 61 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
On February 9, 2021, we announced a dividend of $0.07 per share of Class A common stock, which was paid on March 12, 2021 to holders of record at the close of business on February 26, 2021. On June 15, 2021, we announced a dividend of $0.07 per share of Class A common stock, which is payable on July 15, 2021 to holders of record at the close of business on June 30, 2021.
Subject to funds being legally available, we intend to cause the Partnership to make distributions to each of its partners, including SSG, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow SSG to make payments under the Tax Receivable Agreements, and non-pro rata payments to SSG to reimburse it for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, SSG shall receive the full amount of its tax distribution before the other partners receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other partners pro rata in accordance with their assumed tax liabilities. The declaration and payment of any other dividends by SSG will generally be at the sole discretion of its board of directors, which may change our dividend policy at any time. Holders of our Class B common stock will not be entitled to dividends distributed by SSG, but will share in the distributions made by the Partnership on a pro rata basis. In connection with deciding whether to pay any dividend to our Class A stockholders, the board of directors will take into account:
•general economic and business conditions;
•our financial condition and operating results;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including the Partnership) to us; and
•such other factors as our board of directors may deem relevant.

To the extent that the tax distributions SSG receives exceed the amounts SSG actually is required to pay taxes and other expenses and make payments under the Tax Receivable Agreements (because of the lower tax rate applicable to SSG than the assumed tax rate on which such distributions are based or because a disproportionate share of the taxable income of the Partnership may be required to be allocated to partners in the Partnership other than SSG), our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, including potentially causing SSG to contribute such excess cash (net of any operating expenses) to the Partnership. Concurrently with any potential contribution of such excess cash, in order to maintain the intended economic relationship between the shares of Class A common stock and the Partnership units after accounting for such contribution, the Partnership and SSG, as applicable, may undertake ameliorative actions, which may include reverse splits, reclassifications, combinations, subdivisions or adjustments of outstanding Partnership units and corresponding shares of Class A common stock, as well as corresponding adjustments to the shares of Class B common stock. To the extent that SSG contributes such excess cash to the Partnership (and undertakes such ameliorative actions), a holder of Class A common stock would not receive distributions in cash and would instead benefit through an increase in the indirect ownership interest in the Partnership represented by such holder’s Class A common stock. To the extent that SSG does not distribute such excess cash as dividends on the Class A common stock or otherwise undertake such ameliorative actions and instead, for example, holds such cash balances, the limited partners of the Partnership (not including SSG) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their Class B units for shares of the Class A common stock, notwithstanding that such limited partners may previously have participated as holders of Class B units in distributions by the Partnership that resulted in such excess cash balances at SSG.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing, or otherwise subject to the liabilities under the Securities Act or Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.
The following graph depicts the total cumulative stockholder return on our common stock from September 16, 2020, the first day of trading of our Class A common stock on Nasdaq, through March 31, 2021, relative to the performance of the S&P 500 Index and the Dow Jones US Asset Managers Index. The graph assumes an initial investment of $100.00 at the close of trading on September 16, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$150
$140
$130
$120
$110
$100
09/16/20
03/31/21
StepStone Group Inc.
Dow Jones US Asset Managers Index
S&P 500 Index

	September 16, 2020	March 31, 2021
StepStone Group Inc.	$100.00	$141.36
S&P 500 Index	$100.00	$118.33
Dow Jones US Asset Managers Index	$100.00	$140.46

Item 6. Selected Financial Data.
Removed and Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this annual report on Form 10-K. This annual report reflects the historical results of operations and financial position of StepStone Group LP, our predecessor for accounting purposes, prior to the Reorganization and IPO. In this annual report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO. Unless otherwise indicated, references in this annual report to fiscal 2021, fiscal 2020 and fiscal 2019 are to our fiscal years ended March 31, 2021, 2020 and 2019, respectively.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2021, we oversaw approximately $427 billion of private markets allocations, including $86 billion of assets under management (“AUM”) and $340 billion of assets under advisement (“AUA”).
We are a global firm and believe that local knowledge, business relationships and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 19 offices across 13 countries across five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of March 31, 2021, we had over 570 total employees, including approximately 200 investment professionals and more than 365 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $65 billion of our AUM as of March 31, 2021.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $15 billion of our AUM as of March 31, 2021.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tools. Advisory relationships comprised $340 billion of our AUA and $7 billion of our AUM as of March 31, 2021.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $670 billion of client commitments as of March 31, 2021, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The spread of COVID-19 throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread, which has led to significant disruption and uncertainty in the global financial markets. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
We are closely monitoring developments related to COVID-19 and assessing any negative impacts to our business. The COVID-19 pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees, or if fund managers are unable or less able to profitably exit existing investments, which could result in delayed or decreased performance fee revenues. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of December 31, 2020, adjusted for capital contributions and distributions during the three-month lag period ended March 31, 2021. During the year ended March 31, 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and has subsequently seen significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.

As the global response and ongoing nature of COVID-19 evolves, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic has severely disrupted the global financial markets and business climate and may adversely impact our business, financial condition and results of operations.”
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
In connection with the IPO, we completed certain transactions as part of the Reorganization to, among other things, provide for Class A common stock and Class B common stock; appoint SSG as the sole managing member of StepStone Group Holdings LLC, the General Partner; complete a series of merger transactions such that certain blocker entities in which certain pre-IPO institutional investors held their interests in the Partnership merged with and into SSG, with SSG surviving, resulting in the pre-IPO institutional investors acquiring 9,112,500 shares of newly issued Class A common stock of SSG; and classify the Partnership’s interests acquired by SSG as Class A units and reclassify the Partnership’s interests held by the continuing partners as Class B units. See “Organizational Structure” below.
Debt Repayment
On September 18, 2020, we repaid in full the indebtedness outstanding on our senior secured term loan in the amount of $146.6 million and terminated the facility, including the senior secured revolving facility. In connection with the repayment, we wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the consolidated statements of income for the year ended March 31, 2021. As of March 31, 2021, we had no debt obligations outstanding.
Equity Offering
In March 2021, we conducted an underwritten public offering of 9,200,000 shares of Class A common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, sold by selling stockholders at a public offering price of $29.50 per share. In connection with the offering, we issued 9,200,000 shares of Class A common stock to the selling stockholders in exchange for 9,200,000 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange. We did not receive any proceeds from the sale of shares by the selling stockholders.

Organizational Structure
In connection with the Reorganization and IPO, SSG became a holding company and its only business is to act as the managing member of the General Partner, and its only material assets are Class A units in the Partnership and 100% of the interests in the General Partner. In its capacity as the sole managing member of the General Partner, SSG indirectly operates and controls all of the Partnership’s business and affairs. Therefore, we consolidate the financial results of the Partnership and report non-controlling interests (“NCI”) related to the Class B units held by partners of the Partnership in our consolidated financial statements.
Pursuant to the StepStone Limited Partnership Agreement and an Exchange Agreement that SSG entered into with partners holding Class B units of the Partnership, each Class B unit is exchangeable for one share of SSG’s Class A common stock or, at SSG’s election, for cash, subject to certain restrictions specified in the Exchange Agreement. When a Class B unit is surrendered for exchange, it will not be available for reissuance. When a Class B unit is exchanged for a share of SSG’s Class A common stock, a corresponding share of SSG’s Class B common stock will automatically be redeemed by SSG at par value and canceled.
The diagram below illustrates our organizational structure as of March 31, 2021.

Class A Stockholders
Class B Stockholders
Class A Common Stock(2)
40.5% economic interest
12.0% voting interest
Class B Common Stock(3)
59.5% economic interest
88.0% voting interest
StepStone Group Inc.
("STEP")
Sole Managing Member
100% voting and
economic interests
StepStone Group Holdings LLC
Class A Units
40.5% economic interest
Class B and Class B2 Units
59.5% economic interest
0% economic interest
100% general partner
interest
StepStone Group
LP ("SSG")(1)

Amounts may not sum to total due to rounding.
(1)The partners of the Partnership other than StepStone Group Inc. are:
•the General Partner, which holds a 100% general partner interest and no economic interests;
•members of management, employee owners and outside investors, all of whom own Class B units and an equivalent number of shares of Class B common stock; and
•certain members of management and employees who own Class B2 units.
(2)Each share of Class A common stock is entitled to one vote and vote together with the Class B common stock as a single class, except as set forth in SSG’s amended and restated certificate of incorporation or as required by law.

(3)Each share of Class B common stock is entitled to five votes prior to a Sunset. After a Sunset becomes effective, each share of our Class B common stock will then entitle its holder to one vote. The economic rights of our Class B common stock are limited to the right to be redeemed at par value.
Ownership of Our Businesses
Certain of our consolidated subsidiaries are not wholly-owned by us. To the extent these subsidiaries are not wholly-owned, substantially all of the other owners are current StepStone professionals working for the related businesses. We believe this ownership structure has benefited us by aligning our interests with the interests of our employees. We use, and expect to continue to use, a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these businesses. SSG consolidates all entities that it controls due to a majority voting interest or because it is the primary beneficiary of a variable interest entity. See note 4 to our consolidated financial statements included elsewhere in this Form 10-K for information on variable interest entities. The diagram below summarizes the ownership structure of the Partnership’s consolidated operations on a fully diluted basis.
Segments
We operate as one business, a fully-integrated private markets solutions provider. Our chief operating decision maker, which consists of our co-chief executive officers together, utilizes a consolidated approach to assess performance and allocate resources. As such, we operate in one business segment.
Key Financial Measures
Our key financial and operating measures are discussed below. Additional information regarding our significant accounting policies can be found in note 2 to our consolidated financial statements included in Part II, Item 8 of this annual report.

Revenues
We generate revenues primarily from management and advisory fees, incentive fees and allocations of carried interest.
Management and Advisory Fees, Net
Management and advisory fees, net, consist of fees received from managing SMAs and focused commingled funds, advisory and data services, and portfolio analytics and reporting.
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.39% of average FEAUM in fiscal 2020 and 2021, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.89% and 0.90% of average FEAUM in fiscal 2020 and 2021, respectively, and primarily reflected the timing of new funds and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.51% and 0.52% of average FEAUM in fiscal 2020 and 2021, respectively.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. As of March 31, 2021, we had over $43 billion of performance fee-eligible capital across approximately 130 programs, of which approximately 90 were in accrued carried interest positions.

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
We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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
We recognize revenue attributable to carried interest allocations from a StepStone Fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued carried interest allocations, which is included as a component of investments in the consolidated balance sheets.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2021 and 2020, no material amounts for potential clawback obligations had been accrued.
Expenses
Cash-based compensation primarily includes salaries, bonuses, employee benefits and employer-related payroll taxes.
Equity-based compensation represents grants of equity related awards or arrangements to certain employees and directors.

Performance fee-related compensation represents the portion of carried interest allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the StepStone Funds. Approximately 50% of carried interest allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our clients and investors, and retaining key investment professionals. Carried interest-related compensation is accounted for as compensation expense in conjunction with the related carried interest allocation revenue and, until paid, is recorded as a component of accrued carried interest-related compensation in the consolidated balance sheets. Carried interest-related compensation expense also includes the portion of net carried interest allocation revenue attributable to equity holders of our consolidated subsidiaries that are not 100% owned by us. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of carried interest allocation revenue from realized investment activity. Carried interest-related compensation expense may be subject to reversal to the extent that the related carried interest allocation revenue is reversed. Carried interest-related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. To date, no material amounts of realized carried interest-related compensation have been reversed. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made.
General, administrative and other includes occupancy, travel and related costs, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated with operating our business.
Other Income (Expense)
Investment income primarily represents our share of earnings from the investments we make in our SMAs and focused commingled funds. We, either directly or through our subsidiaries, generally have a general partner interest in the StepStone Funds, which invest in primary funds, secondary funds and co-investment funds, or a combination thereof. Investment income will increase or decrease based on the earnings of the StepStone Funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds. Our co-investment funds invest in underlying portfolio companies and therefore their valuation changes from period to period are more influenced by individual companies than our primary and secondary funds, which have exposures across multiple portfolio companies in underlying private markets funds. Our SMAs and focused commingled funds invest across various industries, strategies and geographies.
Consequently, our general partner investments do not include any significant concentrations in a specific sector or geography outside the United States. Investment income excludes carried interest allocations, which are presented as revenues as described above.
Interest income consists of income earned on cash, cash equivalents, marketable securities and certificates of deposit.
Interest expense primarily consisted of the interest expense on our previously outstanding debt and related amortization of deferred financing costs and amortization of original issue discount. The year ended March 31, 2021 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of our outstanding debt balance.
Other income (loss) includes foreign currency translation gains and losses and non-operating activities.

Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Partnership. Prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and therefore were not subject to U.S. federal and state income taxes. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the Partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests in the Partnership is borne by the holders of such non-controlling interests.
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. Non-controlling interests are presented as separate components in our consolidated statements of income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the consolidated statements of income, is presented net of the portion of net income (loss) attributable to holders of non-controlling interests.
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

Our AUM is calculated as the sum of (i) the NAV of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of March 31, 2021 reflects final data for the prior period (December 31, 2020), adjusted for net new client account activity through March 31, 2021. NAV data for underlying investments is as of December 31, 2020, as reported by underlying managers up to 130 days following December 31, 2020. When NAV data is not available by 130 days following December 31, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of March 31, 2021 reflects final data for the prior period (December 31, 2020), adjusted for net new client account activity through March 31, 2021. NAV data for underlying investments is as of December 31, 2020, as reported by underlying managers up to 130 days following December 31, 2020. When NAV data is not available by 130 days following December 31, 2020, such NAVs are adjusted for cash activity following the last available reported NAV. Beginning in the quarter ended March 31, 2021, the computation of AUA was modified to include the portion of client portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. Prior period amounts have not been recast for this change as such historical data does not exist. The impact of the change was approximately $70 billion in the current period.
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
Undeployed Fee-Earning Capital
Undeployed fee-earning capital represents the amount of capital commitments to StepStone Funds that has not yet been invested or considered active but will generate management fee revenue once this capital is invested or active.

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
Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units in the Partnership were exchanged for Class A common stock in SSG, including the dilutive impact of outstanding equity-based awards. ANI per share is calculated as ANI divided by adjusted shares outstanding. We believe ANI per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.

Consolidated Results of Operations
The following is a discussion of our consolidated results of operations for the periods presented. The information is derived from our accompanying consolidated financial statements prepared in accordance with GAAP.

	Year Ended March 31,
(in thousands)	2021	2020	2019
Revenues
Management and advisory fees, net	$285,462	$235,205	$190,826
Performance fees:
Incentive fees	5,474	3,410	1,540
Carried interest allocation:
Realized allocation	62,953	46,177	36,648
Unrealized allocation	433,827	161,819	27,254
Total carried interest allocation	496,780	207,996	63,902
Total revenues	787,716	446,611	256,268
Expenses
Compensation and benefits:
Cash-based compensation	157,123	130,730	108,340
Equity-based compensation	7,899	1,915	1,725
Performance fee-related compensation:
Realized	30,532	26,958	20,259
Unrealized	215,508	82,701	11,219
Total performance fee-related compensation	246,040	109,659	31,478
Total compensation and benefits	411,062	242,304	141,543
General, administrative and other	48,485	52,363	48,304
Total expenses	459,547	294,667	189,847
Other income (expense)
Investment income	16,407	6,926	4,126
Interest income	413	1,436	1,507
Interest expense	(7,360)	(10,211)	(10,261)
Other income (loss)	220	(1,355)	(194)
Total other income (expense)	9,680	(3,204)	(4,822)
Income before income tax	337,849	148,740	61,599
Income tax expense	23,256	3,955	1,640
Net income	314,593	144,785	59,959
Less: Net income attributable to non-controlling interests in subsidiaries	23,176	12,869	5,763
Less: Net income attributable to non-controlling interests in the Partnership	228,783	131,916	54,196
Net income attributable to StepStone Group Inc.	$62,634	$—	$—
Revenues
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Total revenues increased $341.1 million, or 76%, to $787.7 million for fiscal 2021 as compared to fiscal 2020, due to higher carried interest allocation, net management and advisory fees and incentive fees.

Net management and advisory fees increased $50.3 million, or 21%, to $285.5 million for fiscal 2021 as compared to fiscal 2020. This increase was driven by new client activity and a 26% growth in FEAUM across the platform, including retroactive fees of $9.0 million from StepStone Real Estate Partners IV (“SREP IV”), which had its final close in September 2020. The increases were partially offset by a $1.5 million decline in revenues associated with liquidating portfolios for which StepStone serves as the replacement manager. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $2.1 million, or 61%, to $5.5 million for fiscal 2021 as compared to fiscal 2020, reflecting higher realization activity.
Realized carried interest allocation revenues increased $16.8 million, or 36%, to $63.0 million for fiscal 2021, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $288.8 million, or 139%, to $496.8 million for fiscal 2021 compared to fiscal 2020. The increase in unrealized carried interest allocation for fiscal 2021 was primarily attributable to a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds primarily driven by the continued recovery in global financial markets despite the ongoing economic impacts of COVID-19.
For fiscal 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced a $128.5 million decline during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and have subsequently seen a significant increase of $625.3 million, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments primarily driven by the continued recovery in global financial markets.
Year Ended March 31, 2020 Compared to Year Ended March 31, 2019
Total revenues increased $190.3 million, or 74%, to $446.6 million for fiscal 2020 as compared to fiscal 2019, due to higher net management and advisory fees, carried interest allocation and incentive fees.
Net management and advisory fees increased $44.4 million, or 23%, to $235.2 million for fiscal 2020 as compared to fiscal 2019. The increase was driven by new client activity and a 28% growth in FEAUM across the platform, including $17.1 million from StepStone Secondary Opportunities IV, which held its final close in March 2020 and $4.2 million from SREP IV for which fees were initiated in June 2019. These increases were offset by a $7.6 million decline in revenues associated with liquidating portfolios for which we serve as the replacement manager.
Incentive fees increased $1.9 million, or 121%, to $3.4 million for fiscal 2020 as compared to fiscal 2019, reflecting higher realization activity.
Realized carried interest allocation revenues increased $9.5 million, or 26%, to $46.2 million for fiscal 2020, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $144.1 million, or 225%, to $208.0 million for fiscal 2020 compared to fiscal 2019, primarily reflecting a larger increase in the cumulative allocation of gains associated with underlying portfolios within our private equity funds.

Expenses
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Total expenses increased $164.9 million, or 56%, to $459.5 million for fiscal 2021 as compared to fiscal 2020, due to increases in performance fee-related compensation, cash-based compensation and equity-based compensation, partially offset by decreases in general, administrative and other expenses.
Cash-based compensation increased $26.4 million, or 20%, to $157.1 million for fiscal 2021 as compared to fiscal 2020, due to increased staffing and compensation levels. Our full-time headcount increased 12% from March 31, 2020 to March 31, 2021.
Equity-based compensation increased $6.0 million, or 312%, to $7.9 million for fiscal 2021 as compared to fiscal 2020. The increase was primarily attributable to RSU grants made to certain employees and directors in connection with our IPO in September 2020.
Performance fee-related compensation expense increased $136.4 million, or 124%, to $246.0 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $3.6 million, or 13%, to $30.5 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting higher realization activity.
General, administrative and other expenses decreased $3.9 million, or 7%, to $48.5 million for fiscal 2021 as compared to fiscal 2020. The decrease primarily reflected declines of $7.0 million in travel and associated costs for investment evaluation and client service, $2.5 million in marketing expenses, and $1.7 million in amortization expense for intangibles, and other general operating expenses, partially offset by an increase of $2.8 million in insurance costs, $2.3 million in legal and professional fees, and $2.0 million in information and technology expenses. We anticipate travel and other expenses will return to prior levels as the COVID-19 situation improves, and that the full-year impact of costs associated with being a public company will be reflected in our expenses going forward.
Year Ended March 31, 2020 Compared to Year Ended March 31, 2019
Total expenses increased $104.8 million, or 55%, to $294.7 million for fiscal 2020 as compared to fiscal 2019, reflecting increases in cash-based compensation, equity-based compensation, performance fee-related compensation and general, administrative and other expenses.
Cash-based compensation increased $22.4 million, or 21%, to $130.7 million for fiscal 2020 as compared to fiscal 2019, due to increased staffing and compensation levels. Our full-time headcount increased 24% from March 31, 2019 to March 31, 2020.
Equity-based compensation increased $0.2 million, or 11%, to $1.9 million for fiscal 2020 as compared to fiscal 2019.
Performance fee-related compensation expense increased $78.2 million, or 248%, to $109.7 million for fiscal 2020 as compared to fiscal 2019. The increase primarily reflected the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $6.7 million, or 33%, to $27.0 million for fiscal 2020 as compared to fiscal 2019, reflecting higher realization activity.

General, administrative and other expenses increased $4.1 million, or 8%, to $52.4 million for fiscal 2020 as compared to fiscal 2019. The increase primarily reflected $3.0 million in professional services expense, $0.5 million in depreciation expense, and other general operating expenses. These increases were partially offset by a decrease of $1.5 million in amortization expense for intangibles.
Other Income (Expense)
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Investment income increased $9.5 million, or 137%, to $16.4 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $1.0 million, or 71%, to $0.4 million for fiscal 2021 as compared to fiscal 2020.
Interest expense decreased $2.9 million, or 28%, to $7.4 million for fiscal 2021 as compared to fiscal 2020. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan (“Term Loan B”) in connection with the IPO in September 2020, partially offset by the write-off of $3.5 million in unamortized debt issuance costs and discount with the full repayment of our Term Loan B.
Other income (loss) increased $1.6 million to income of $0.2 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting favorable foreign currency translation.
Year Ended March 31, 2020 Compared to Year Ended March 31, 2019
Investment income increased $2.8 million, or 68%, to $6.9 million for fiscal 2020 as compared to fiscal 2019, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $0.1 million, or 5%, to $1.4 million for fiscal 2020 as compared to fiscal 2019.
Interest expense decreased $0.1 million, to $10.2 million for fiscal 2020 as compared to fiscal 2019. The decrease primarily reflected changes in interest rates on average outstanding debt balances for fiscal 2020 as compared with fiscal 2019.
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
Our effective income tax rate was 6.9%, 2.6%, and 2.7% for fiscal 2021, 2020 and 2019, respectively. Our overall effective tax rate is less than the statutory rate primarily because (a) we were not subject to U.S. federal taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Income tax expense increased $19.3 million, or 488%, to $23.3 million for fiscal 2021 as compared to fiscal 2020. The increase was primarily related to U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership for fiscal 2021 and a general increase in taxes paid in non-U.S. subsidiaries. For the period prior to the Reorganization and IPO, we were not subject to U.S. federal income taxes.

Year Ended March 31, 2020 Compared to Year Ended March 31, 2019
Income tax expense increased $2.3 million, or 141%, to $4.0 million for fiscal 2020 as compared to fiscal 2019. The increase was primarily related to a general increase in taxes paid in non-U.S. subsidiaries.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $10.3 million, or 80%, to $23.2 million for fiscal 2021 as compared to fiscal 2020. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $7.1 million, or 123%, to $12.9 million for fiscal 2020 as compared to fiscal 2019. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B unitholders of the Partnership subsequent to the Reorganization and IPO. Net income attributable to non-controlling interests in the Partnership was $228.8 million, $131.9 million and $54.2 million for fiscal 2021, 2020 and 2019, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Operating Metrics
Assets Under Management
Our AUM has grown from approximately $53 billion as of March 31, 2019 to approximately $86 billion as of March 31, 2021.
Assets Under Advisement
Assets related to our advisory accounts have increased from approximately $213 billion as of March 31, 2019 to approximately $340 billion as of March 31, 2021. The increase reflects approximately $70 billion related to the inclusion of the portion of client portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. Prior period amounts have not been recast for this change as such historical data does not exist.
Fee-Earning AUM
Year Ended March 31, 2021
FEAUM increased $11 billion, or 26%, to approximately $52 billion as of March 31, 2021 as compared to approximately $41 billion as of March 31, 2020. Of the increase, approximately $9 billion was from SMAs and approximately $1 billion was from focused commingled funds.
Year Ended March 31, 2020
FEAUM increased $9 billion, or 28%, to approximately $41 billion as of March 31, 2020 as compared to approximately $32 billion as of March 31, 2019. Of the increase, approximately $7 billion was from SMAs and approximately $2 billion was from focused commingled funds.

	Year Ended March 31, 2021
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$31,089	$10,104	$41,193
Contributions(1)	9,567	1,843	11,410
Distributions(2)	(570)	(370)	(940)
Market value, FX and other(3)	475	(130)	345
Ending balance	$40,561	$11,447	$52,008

	Year Ended March 31, 2020
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$24,197	$8,026	$32,223
Contributions(1)	8,917	3,412	12,329
Distributions(2)	(2,047)	(1,224)	(3,271)
Market value, FX and other(3)	22	(110)	(88)
Ending balance	$31,089	$10,104	$41,193
_______________________________
(1)Contributions consist of new capital commitments that earn fees on committed capital and capital contributions to funds and accounts that earn fees on net invested capital or NAV.
(2)Distributions consist of returns of capital from funds and accounts that pay fees on net invested capital or NAV.
(3)Market value, FX and other primarily consist of changes in market value appreciation (depreciation) for funds that pay on NAV, the effect of foreign exchange rate changes on non-U.S. dollar denominated commitments and reductions in fee-earning AUM from funds that moved from a committed capital to net invested capital fee basis or from funds and accounts that no longer pay fees.
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of March 31,
(in millions)	2021	2020	2019
FEAUM
Private equity	$24,533	$19,929	$16,223
Infrastructure	12,605	11,424	8,358
Private debt	10,483	6,328	4,597
Real estate	4,387	3,512	3,045
Total	$52,008	$41,193	$32,223

	As of March 31,
	2021	2020
Weighted-average fee rate(1)
Private equity(2)	0.62%	0.66%
Real estate, infrastructure and private debt asset classes(3)	0.42%	0.37%
Total	0.52%	0.51%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.
Undeployed Fee-Earning Capital
As of March 31, 2021, we had $14.0 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or active.
Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Year Ended March 31,
(in thousands)	2021	2020	2019
Management and advisory fees, net	$285,462	$235,205	$190,826
Less:
Cash-based compensation	157,123	130,730	108,340
Equity-based compensation(1)	51	—	—
General, administrative and other(2)	48,485	52,363	48,304
Plus:
Amortization of intangibles	3,339	5,028	6,487
Non-core items(3)	6,342	4,419	4,673
Fee-related earnings(2)	89,484	61,559	45,342
Plus:
Realized carried interest allocations	62,953	46,177	36,648
Incentive fees	5,474	3,410	1,540
Deferred incentive fees	4,700	799	964
Realized investment income	5,341	4,053	3,448
Interest income	413	1,436	1,507
Write-off of unamortized deferred financing costs	3,526	—	—
Other income (loss)(2)	220	(1,355)	(194)
Less:
Realized performance fee-related compensation	30,532	26,958	20,259
Interest expense	7,360	10,211	10,261
Income attributable to non-controlling interests in subsidiaries(4)	23,952	12,052	5,678
Pre-tax adjusted net income	110,267	66,858	53,057
Less: Income taxes(5)	24,865	16,715	13,265
Adjusted net income	$85,402	$50,143	$39,792

_______________________________
(1)Reflects equity-based compensation for awards granted subsequent to the IPO.
(2)Beginning in the quarter ended December 31, 2020, foreign currency translation gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements. We have revised prior periods presented to reflect this reclassification ($1.0 million and $0.9 million in fiscal 2020 and 2019, respectively).
(3)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($1.4 million in fiscal 2020 and $2.9 million in fiscal 2019), transaction costs ($0.4 million in fiscal 2021, $1.2 million in fiscal 2020, and $1.8 million in fiscal 2019), severance costs ($4.2 million in fiscal 2021, $1.0 million in fiscal 2020, and $0.1 million in fiscal 2019), loss on change in fair value for contingent consideration obligation ($1.6 million in fiscal 2021) and other non-core operating income and expenses.
(4)Includes income attributable to non-controlling interests in subsidiaries, net of non-controlling interest portion of unrealized investment income (loss) ($(0.1) million in fiscal 2021, $0.8 million in fiscal 2020, and $0.1 million in fiscal 2019) and non-controlling interest portion of loss on change in fair value for contingent consideration obligation ($(0.7) million in fiscal 2021).
(5)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for fiscal 2021. The 22.6% rate for fiscal 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, a blended statutory rate of 25.0% has been applied to all prior periods presented for comparability purposes. The decline in the blended statutory rate was due to updates in our state apportionment based on our most recently filed tax returns and is our best estimate of our blended statutory tax rate moving forward.
Adjusted Revenues and Adjusted Net Income
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Adjusted revenues increased $73.0 million, or 26%, to $358.6 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees (including the deferred portion).
ANI increased $35.3 million, or 70%, to $85.4 million for fiscal 2021 as compared to fiscal 2020, primarily due to increases in FRE as discussed below, as well as higher net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation). These increases were partially offset by a higher allocation of income to non-controlling interests.
Year Ended March 31, 2020 Compared to Year Ended March 31, 2019
Adjusted revenues increased $55.6 million, or 24%, to $285.6 million for fiscal 2020 as compared to fiscal 2019, primarily reflecting increases in net management and advisory fees and realized carried interest allocation revenues.
ANI increased $10.4 million, or 26%, to $50.1 million for fiscal 2020 as compared to fiscal 2019, largely due to increases in FRE as discussed below as well as higher net realized performance fee-related earnings.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for fiscal 2021, 2020 and 2019. As Class A common stock did not exist prior to the Reorganization and IPO, the number of adjusted shares outstanding used in the computation of ANI per share for all prior year periods presented reflect the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.

	Year Ended March 31,
	2021	2020	2019
(in thousands, except share and per share amounts)
Adjusted net income	$85,402	$50,143	$39,792

Weighted-average shares of Class A common stock outstanding – Basic(1)	29,657,805	29,237,500	29,237,500
Assumed vesting of RSUs(1)	1,151,579	745,347	745,347
Assumed vesting and exchange of Class B2 units(1)	2,465,420	2,411,318	2,411,318
Exchange of Class B units in the Partnership(1)(2)	65,158,526	65,578,831	65,578,831
Adjusted shares(1)	98,433,330	97,972,996	97,972,996

Adjusted net income per share	$0.87	$0.51	$0.41
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
Fee-Related Earnings
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
FRE increased $27.9 million, or 45%, to $89.5 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting higher net management and advisory fees and lower general, administrative and other expenses, partially offset by higher cash-based compensation.
Year Ended March 31, 2020 Compared to Year Ended March 31, 2019
FRE increased $16.2 million, or 36%, to $61.6 million for fiscal 2020 as compared to fiscal 2019, primarily reflecting higher net management and advisory fees, partially offset by higher cash-based compensation and general, administrative and other expenses.
The table below shows a reconciliation of revenues to adjusted revenues.

	Year Ended March 31,
(in thousands)	2021	2020	2019
Total revenues	$787,716	$446,611	$256,268
Unrealized carried interest allocations	(433,827)	(161,819)	(27,254)
Deferred incentive fees	4,700	799	964
Adjusted revenues	$358,589	$285,591	$229,978

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Year Ended March 31,
(in thousands)	2021	2020	2019
Income before income tax	$337,849	$148,740	$61,599
Net income attributable to non-controlling interests in subsidiaries(1)	(23,952)	(12,052)	(5,678)
Unrealized carried interest allocation revenue	(433,827)	(161,819)	(27,254)
Unrealized performance fee-related compensation	215,508	82,701	11,219
Unrealized investment income	(11,066)	(2,873)	(678)
Deferred incentive fees	4,700	799	964
Equity-based compensation(2)	7,848	1,915	1,725
Amortization of intangibles	3,339	5,028	6,487
Write-off of unamortized deferred financing costs	3,526	—	—
Non-core items(3)	6,342	4,419	4,673
Pre-tax adjusted net income	110,267	66,858	53,057
Income taxes(4)	(24,865)	(16,715)	(13,265)
Adjusted net income	85,402	50,143	39,792
Income taxes(4)	24,865	16,715	13,265
Realized carried interest allocation revenue	(62,953)	(46,177)	(36,648)
Realized performance fee-related compensation	30,532	26,958	20,259
Realized investment income	(5,341)	(4,053)	(3,448)
Incentive fees	(5,474)	(3,410)	(1,540)
Deferred incentive fees	(4,700)	(799)	(964)
Interest income	(413)	(1,436)	(1,507)
Interest expense	7,360	10,211	10,261
Other (income) loss(5)	(220)	1,355	194
Write-off of unamortized deferred financing costs	(3,526)	—	—
Net income attributable to non-controlling interests in subsidiaries(1)	23,952	12,052	5,678
Fee-related earnings	$89,484	$61,559	$45,342
_______________________________
(1)Includes income attributable to non-controlling interests in subsidiaries, net of non-controlling interest portion of unrealized investment income (loss) ($(0.1) million in fiscal 2021, $0.8 million in fiscal 2020, and $0.1 million in fiscal 2019) and non-controlling interest portion of loss on change in fair value for contingent consideration obligation ($(0.7) million in fiscal 2021).
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($1.4 million in fiscal 2020 and $2.9 million in fiscal 2019), transaction costs ($0.4 million in fiscal 2021, $1.2 million in fiscal 2020, and $1.8 million in fiscal 2019), severance costs ($4.2 million in fiscal 2021, $1.0 million in fiscal 2020, and $0.1 million in fiscal 2019), loss on change in fair value for contingent consideration obligation ($1.6 million in fiscal 2021) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for fiscal 2021. The 22.6% rate for fiscal 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, a blended statutory rate of 25.0% has been applied to all prior periods presented for comparability purposes. The decline in the blended statutory rate was due to updates in our state apportionment based on our most recently filed tax returns and is our best estimate of our blended statutory tax rate moving forward.

(5)Beginning in the quarter ended December 31, 2020, foreign currency translation gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements. We have revised prior periods presented to reflect this reclassification ($1.0 million and $0.9 million in fiscal 2020 and 2019, respectively).
Investment Performance
The following tables present information relating to the performance of all the investments that StepStone recommends and subsequently tracks across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through December 31, 2020 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
The historical results of our investments are not indicative of future results to be expected of existing or new investment funds, and are not a proxy for the performance of our Class A common stock, including because:
•market conditions and investment opportunities may differ from those in the past;
•the performance of our funds is largely based on the NAV of the funds’ investments, including unrealized gains, which may never be realized;
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
For the purposes of the following tables:
•“Invested capital” refers to the total amount of all investments made by a fund, including commitment-reducing and non-commitment-reducing capital calls;
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of December 31, 2020;
•“Multiple of Invested Capital” refers to (a) the sum of Realized Distributions from underlying investments to the fund plus the fund’s NAV, divided by (b) Cumulative Invested Capital. Multiple of Invested Capital is presented net of management fees, carried interest and expenses charged by underlying fund managers, but gross of StepStone’s management fees, performance fees and expenses;

•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of December 31, 2020 (except as noted otherwise, below), based on contributions, distributions and unrealized value;
•“Gross IRR” refers to IRR net of management fees, performance fees and expenses charged by the underlying fund managers, but gross of StepStone’s management fees, performance fees and expenses;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone;
•“MSCI ACWI PME+” refers to the MSCI World Index, calculated on a Public Market Equivalent Plus basis, the benchmark index used for comparison below. The MSCI World Index is a free float-adjusted market capitalization-weighted index of over 2,900 world stocks that is designed to measure the equity market performance of developed markets. We believe the MSCI World Index is commonly used by private markets investors to evaluate performance. The PME+ calculation methodology allows private markets investment performance to be evaluated against a public index and assumes that capital is being invested in the index on the days the capital was called by the underlying fund managers. The distributions are rescaled by a factor lambda so that the final PME NAV is the same as the final fund NAV; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Investment Strategy(1),(2)

(in billions except percentages and multiples)
Strategy(3)	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Multiple of Invested Capital	Gross IRR	Net IRR(4)	Gross IRR versus Benchmark(5)
Primaries	$179.4	$114.9	$71.4	$89.9	$161.3	1.4x	11.8%	11.5%	1.3%
Secondaries	8.3	6.8	4.3	6.3	10.6	1.5x	22.5%	18.3%	10.3%
Co-investments	19.5	18.9	5.8	23.6	29.4	1.6x	19.7%	17.3%	6.4%
Total	$207.2	$140.6	$81.5	$119.8	$201.3	1.4x	12.8%	12.2%	2.0%
______________________________
(1)Performance data shown in the table above is on an inception-to-date basis as of December 31, 2020. Overall performance includes all investments StepStone recommends and subsequently tracks, including advisory co-investments and infrastructure investments made prior to January 1, 2015, as well as the performance summary of Courtland, for which the track record dates back to September 1994. Overall performance excludes (i) client-direct investments totaling $16.3 billion of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, (iii) syndicated loan portfolio totaling $0.8 billion, and (iv) investments made by legacy private equity acquired businesses. USD returns are calculated on a Constant Currency-Adjusted USD reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Investments of former clients are included in performance summary past the client termination date until such time as StepStone stops receiving current investment data (quarterly valuations and cash flows) for the investment. At that point, StepStone will then ‘liquidate’ the fund by entering a distribution amount equal to the last reported NAV, thus ending its contribution to the track record as of that date. Historical performance contribution will be maintained up until the ‘liquidation’ date.
(3)Inception date reflects date of the first investment: September 1994 for primaries, May 2009 for secondaries and April 2008 for co-investments.

(4)Net IRRs are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate):
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
iv.Investment returns reflect NAV data for underlying investments as of December 31, 2020, as reported by underlying managers up to 130 days following December 31, 2020. For investment returns where NAV data is not available by 130 days following December 31, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
(5)Reflects total returns for MSCI ACWI PME+ performance benchmark of 10.5%, 12.3%, 13.3% and 10.8% for primaries, secondaries, co-investments and total, respectively.
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	16.9%	1.5x	Core/Core+ fund investments	8.0%	1.4x	Primaries	8.7%	Direct lending (Gross)(8)	6.5%
Secondaries	19.3%	1.5x	Value-add/opportunistic fund investments	8.9%	1.3x	Secondaries	13.9%	Distressed debt (Gross)(8)	8.6%
Co-investments	22.4%	1.7x	Real estate debt fund investments	5.3%	1.1x	Co-investments(6)	8.0%	Other (Gross)(8,9)	8.8%
			Value-add/opportunistic secondaries & co-investments	16.0%	1.3x			Private debt gross track record(8)	7.5%
								Private debt net track record	6.8%
_______________________________
(1)Private Equity includes 1,088 investments totaling $102.9 billion of capital commitments and excludes (i) two advisory co-investments and 115 client-directed investments, totaling $100.0 million and $10.3 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of December 31, 2020, as reported by underlying managers up to 130 days following December 31, 2020. For investment returns where NAV data is not available by 130 days following December 31, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
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
(4)Real Estate includes 383 investments totaling $57.0 billion of capital commitments and excludes (i) 32 client-directed investments, totaling $3.9 billion of capital commitments, (ii) three secondary core/core+ investments, totaling $170.2 million, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 129 investments totaling $24.1 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and nine client-directed investments, totaling $501.9 million and $636.6 million, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 499 investments totaling $23.4 billion of capital commitments and excludes (i) 22 client-directed investments, totaling $1.4 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly NAV for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of December 31, 2020, as reported by underlying managers up to 130 days following December 31, 2020. For investment returns where NAV data is not available by 130 days following December 31, 2020, such NAVs are adjusted for cash activity following the last available reported NAV.
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
As of March 31, 2021, we had $183.9 million of cash, cash equivalents and restricted cash and $970.9 million of investments in StepStone Funds, including $896.5 million of accrued carried interest allocations, against $465.6 million in accrued carried interest-related compensation payable. On September 18, 2020, we repaid in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million. As of March 31, 2021, we had no debt obligations outstanding.
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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Year Ended March 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$149,299	$65,930	$51,451
Net cash provided by (used in) investing activities	(11,166)	35,809	(61,891)
Net cash used in financing activities	(45,306)	(52,170)	(55,522)
Effect of exchange rate changes	1,097	(252)	288
Net increase (decrease) in cash, cash equivalents and restricted cash	$93,924	$49,317	$(65,674)
Operating Activities
Operating activities provided $149.3 million, $65.9 million and $51.5 million of cash for fiscal 2021, 2020 and 2019, respectively. For fiscal 2021, 2020 and 2019, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocation, unrealized performance fee-related compensation, and unrealized investment income), of $118.4 million, $72.3 million and $53.1 million; and
•net change in operating assets and liabilities of $30.9 million, $(6.4) million and $(1.7) million.

Investing Activities
Investing activities provided (used) $(11.2) million, $35.8 million and $(61.9) million of cash for fiscal 2021, 2020 and 2019, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $9.9 million, $7.0 million and $7.0 million;
•purchases of fixed assets of $1.3 million, $0.8 million and $3.0 million;
•net sales and maturities (purchases) of marketable securities of $0 million, $43.7 million and $(42.9) million; and
•cash payments for acquisitions of $0 million, $0 million and $9.0 million.
Financing Activities
Financing activities used $45.3 million, $52.2 million and $55.5 million for fiscal 2021, 2020 and 2019, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $3.3 million, $110.8 million and $0 million;
•proceeds from capital contributions from non-controlling interests $2.8 million, $0.0 million and $0.2 million;
•proceeds from IPO, net of underwriting discounts of $337.8 million, $0 million and $0 million;
•purchase of non-controlling interests of $131.3 million, $107.2 million and $0 million;
•payment of deferred offering costs of $10.1 million, $0 million and $0 million;
•payments on term loan of $147.0 million, $1.5 million and $1.5 million;
•distributions to non-controlling interests of $97.7 million, $52.9 million and $52.6 million; and
•dividends paid to common stockholders of $2.0 million, $0 million and $0 million.
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
On September 18, 2020, we repaid in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million and terminated the LOC. In connection with the repayment, we wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the consolidated statements of income for the year ended March 31, 2021. As of March 31, 2021, we had no debt obligations outstanding.

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
In March 2021, we conducted an underwritten public offering of 9,200,000 shares of Class A common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, sold by selling stockholders at a public offering price of $29.50 per share. In connection with the offering, we issued 9,200,000 shares of Class A common stock to the selling stockholders in exchange for 9,200,000 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange. We did not receive any proceeds from the sale of shares by the selling stockholders.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On February 9, 2021, we announced a dividend of $0.07 per share of Class A common stock, which was paid on March 12, 2021 to holders of record at the close of business on February 26, 2021. On June 15, 2021, we announced a dividend of $0.07 per share of Class A common stock, which is payable on July 15, 2021 to holders of record at the close of business on June 30, 2021.

We may pay additional dividends to holders of our Class A common stock in the future. The declaration and payment by us of any future dividends to Class A stockholders is at the sole discretion of our board of directors. Subject to funds being legally available, we will cause the Partnership to make pro rata distributions to its limited partners, including us, in amounts sufficient to make payment of applicable income and other taxes, to make payment under the Tax Receivable Agreements, and to make payment for corporate and other general expenses. Because our board of directors may determine to pay or not pay dividends to our Class A stockholders, our Class A stockholders may not necessarily receive dividend distributions relating to our excess distributions, even if the Partnership makes excess distributions to us.
Tax Receivable Agreements
We have entered into an Exchanges Tax Receivable Agreement with the partners of the Partnership as of the date of the IPO and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to these continuing partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such continuing partner’s and institutional investor’s Partnership units in connection with the Reorganization and IPO and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements.
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2021, we were required to maintain approximately $6.3 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.
Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments. The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2021:

	Total	Less than 1 year	Years 1-3	Years 3-5	Thereafter
Operating lease obligations(1)	$86,811	$10,090	$20,017	$19,879	$36,825
Contingent earn-out payments	1,541	832	678	31	—
Capital commitments(2)	60,523	60,523	—	—	—
Total	$148,875	$71,445	$20,695	$19,910	$36,825
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2031. The table only includes guaranteed minimum lease payments under these agreements and does not project other lease-related payments. These leases are classified as operating leases for financial reporting purposes and, accordingly, are not recorded as liabilities in our consolidated financial statements.
(2)Capital commitments represent our obligations to provide general partner capital funding to the StepStone Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.

The payments that we are required to make under the Tax Receivable Agreement are expected to be substantial and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to clients in our funds that are not reflected in our consolidated financial statements. See notes 4 and 16, respectively, to our consolidated financial statements included in Part II, Item 8 of this annual report for information on variable interest entities and commitments and contingencies.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with GAAP. In applying many of these accounting principles, we need to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements. We base our estimates and judgments on historical experience and other assumptions that we believe are reasonable under the circumstances. These assumptions, estimates and judgments, however, are both subjective and subject to change, and actual amounts may differ from our assumptions and estimates. If actual amounts are ultimately different from our estimates, the revisions are included in our results of operations for the period in which the actual amounts become known. We believe the following critical accounting policies could potentially produce materially different results if we were to change underlying assumptions, estimates or judgments. See note 2 to our consolidated financial statements included in Part II, Item 8 of this annual report for a summary of our significant accounting policies.
Consolidation
We consolidate all entities that we control through a majority voting interest or as the primary beneficiary of a variable interest entity (“VIE”). We use, and expect to continue to use, a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these entities. However, these arrangements may not be as effective in providing us with control over these operations as would wholly owning these entities. See note 4 to our consolidated financial statements included in Part II, Item 8 of this annual report for information on variable interest entities.
Under the VIE model, we are required to perform an analysis as to whether we have a variable interest in an entity and whether the entity is a VIE. In evaluating whether we hold a variable interest, we review all of our financial relationships to determine whether we are exposed to the risks and rewards created and distributed by an entity. We hold variable interests in certain operating subsidiaries not wholly-owned by us and in the StepStone Funds in which we serve as the general partner or managing member. We also assess whether the fees charged to the StepStone Funds are customary and commensurate with the level of effort required to provide the services. We consider all economic interests, including indirect interests, to determine if a fee is considered a variable interest. We determined our fee arrangements with the StepStone Funds are not considered to be variable interests.
If we have a variable interest in an entity, we further assess whether the entity is a VIE and, if so, whether we are the primary beneficiary. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the entity has sufficient equity at risk, (b) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity and (c) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests.

For entities that are determined to be VIEs, we are required to consolidate those entities where we have concluded that we are the primary beneficiary. The primary beneficiary is defined as the variable interest holder with (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. In evaluating whether we are the primary beneficiary, we evaluate our economic interests in the entity held either directly or indirectly by us. At each reporting date, we determine whether any reconsideration events have occurred that require us to revisit the primary beneficiary analysis, and we will consolidate or deconsolidate accordingly.
We provide investment advisory services to the StepStone Funds, which have third-party investors. Certain StepStone Funds are VIEs because they have not granted the third-party investors substantive rights to terminate or remove the general partner or participating rights. We do not consolidate these StepStone Funds because we are not the primary beneficiary of those funds, primarily because our fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered more than insignificant. We consolidate certain of our operating subsidiaries that are VIEs because we are the primary beneficiary.
Revenues
We recognize revenue in accordance with ASC 606. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We are required to identify our contracts with customers, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved.
Management and Advisory Fees, Net
We recognize management and advisory fee revenues when control of the promised services is transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. For asset management services and the arrangement of administrative services, we satisfy these performance obligations over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Advisory fees from contracts under which we do not have discretion over investment decisions are generally based on fixed amounts and typically billed quarterly. Management fees are reflected net of certain professional and administrative services and distribution and servicing fees paid to third parties for which we are acting as an agent.

Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below.
Incentive fees are generally calculated as a percentage of the profits earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period.
Carried interest allocations refer to the allocation of performance fees (typically 5% to 15%) from limited partners in certain StepStone Funds. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting. Certain funds will allocate carried interest to us, based on cumulative fund performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in each respective fund’s governing documents. We recognize revenue attributable to carried interest allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. Carried interest is generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is generally subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results.
Fair Value Measurements
GAAP establishes a hierarchical disclosure framework, which prioritizes and ranks the level of market price observability used in measuring financial instruments at fair value. Market price observability is affected by a number of factors, including the type of financial instrument, the characteristics specific to the financial instrument and the state of the marketplace – including the existence and transparency of transactions between market participants. Financial instruments with readily available quoted prices in active markets generally will have a higher degree of market price observability and therefore a lesser degree of judgment used in measuring their fair value.
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
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the financial instrument.
Equity-Based Compensation
We account for grants of equity-based awards, including restricted stock units (“RSUs”), at fair value as of the grant date. We recognize non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation in the consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur.
Performance Fee-Related Compensation
A portion of the carried interest allocations we earn is awarded to employees and other carry participants in the form of award letters (“carry awards”). Carry awards to employees and other participants are accounted for as a component of compensation and benefits expense contemporaneously with our recognition of the related realized and unrealized carried interest allocation revenue and, until paid, is included in accrued carried interest-related compensation in the consolidated balance sheets. Carried interest-related compensation expense also includes the portion of net carried interest allocation revenue attributable to equity holders of our consolidated subsidiaries that are not 100% owned by us. Upon a reversal of carried interest allocation revenue, the related compensation expense, if any, is also reversed. Liabilities recognized for carried interest amounts due to affiliates are not paid until the related carried interest allocation revenue is realized. We record incentive fee compensation when it is probable that a liability has been incurred and the amount is reasonably estimable. The incentive fee compensation accrual is based on a number of factors, including the cumulative activity for the period and the distribution of the net proceeds in accordance with the applicable governing agreement.
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the Partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, which are reflected within income tax expense in the consolidated statements of income. As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.

Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of Partnership units. See Tax Receivable Agreements below.
Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of our future taxable income. When evaluating the realizability of deferred tax assets, all evidence – both positive and negative – is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.
We are subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the consolidated statements of income. See note 11 to our consolidated financial statements included in Part II, Item 8 of this annual report for more information.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
Tax Receivable Agreements
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
Recent Accounting Developments
Information regarding recent accounting developments and their effects to us can be found in note 2 to our consolidated financial statements included in Part II, Item 8 of this annual report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of March 31, 2021, NAV-based management fees represented approximately 2% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of March 31, 2021 would result in an approximate $0.7 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of March 31, 2021, we had $12.7 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of March 31, 2021, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $105.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments held as of March 31, 2021, we estimate that a 10% decline in fair value of the investments would result in a $7.4 million decrease in the amount of income.

Exchange Rate Risk
Our business is affected by movements in the exchange rate between the U.S. dollar and non-U.S. dollar currencies in respect of revenues and expenses of our foreign offices that are denominated in non-U.S. dollar currencies and cash and other balances we hold in non-functional currencies. The amount of revenues and expenses attributable to our foreign offices is not material in relation to our U.S. offices. Therefore, changes in exchange rates are not expected to materially affect our consolidated financial statements.
Certain of our focused commingled funds and SMAs hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the exchange rate between the U.S. dollar and foreign currencies, which could affect investment performance. The currency exposure related to investments in foreign currency assets is limited to our general partner interest, which is typically no more than one percent of total capital commitments. Changes in exchange rates are not expected to materially affect our consolidated financial statements.
Interest Rate Risk
During the quarter ended September 30, 2020, we used a portion of the net proceeds from the IPO to repay in full the indebtedness outstanding on the Term Loan B in the amount of $146.6 million and accrued interest of $0.6 million. As of March 31, 2021, there were no debt obligations outstanding. Of the $183.9 million of cash, cash equivalents and restricted cash as of March 31, 2021, we estimate that interest income would increase by $1.8 million on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StepStone Group Inc. (successor to StepStone Group LP, as described in Note 1, the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.
New York, New York
June 23, 2021

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31,
	2021	2020
Assets
Cash and cash equivalents	$179,886	$89,939
Restricted cash	3,977	—
Fees and accounts receivable	32,096	25,121
Due from affiliates	7,474	9,690
Investments:
Investments in funds	74,379	53,386
Accrued carried interest allocations	896,523	460,837
Deferred income tax assets	89,439	732
Other assets and receivables	24,715	25,502
Intangibles, net	5,491	8,830
Goodwill	6,792	6,792
Total assets	$1,320,772	$680,829
Liabilities and stockholders’ equity / partners’ capital
Accounts payable, accrued expenses and other liabilities	$47,723	$36,222
Accrued compensation and benefits	34,224	23,185
Accrued carried interest-related compensation	465,610	237,737
Due to affiliates	113,522	3,574
Debt obligations	—	143,144
Total liabilities	661,079	443,862
Commitments and contingencies (Note 16)
Partners’ capital	—	216,051
Class A common stock, $0.001 par value, 650,000,000 authorized; 38,437,500 issued and outstanding as of March 31, 2021	38	—
Class B common stock, $0.001 par value, 125,000,000 authorized; 56,378,831 issued and outstanding as of March 31, 2021	57	—
Additional paid-in capital	188,751	—
Retained earnings	60,407	—
Accumulated other comprehensive income	155	178
Total StepStone Group Inc. stockholders’ equity / partners’ capital	249,408	216,229
Non-controlling interests in subsidiaries	25,885	20,738
Non-controlling interests in the Partnership	384,400	—
Total stockholders’ equity / partners’ capital	659,693	236,967
Total liabilities and stockholders’ equity / partners’ capital	$1,320,772	$680,829
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of March 31,
	2021	2020
Assets
Cash and cash equivalents	$16,833	$17,565
Restricted cash	1,074	—
Fees and accounts receivable	25,282	16,040
Due from affiliates	3,467	3,987
Investments in funds	13,658	11,400
Other assets and receivables	5,011	188
Total assets	$65,325	$49,180

Liabilities
Accounts payable, accrued expenses and other liabilities	$10,370	$6,225
Accrued compensation and benefits	14,705	7,258
Due to affiliates	1,854	—
Total liabilities	$26,929	$13,483
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2021	2020	2019
Revenues
Management and advisory fees, net	$285,462	$235,205	$190,826
Performance fees:
Incentive fees	5,474	3,410	1,540
Carried interest allocation:
Realized allocation	62,953	46,177	36,648
Unrealized allocation	433,827	161,819	27,254
Total carried interest allocation	496,780	207,996	63,902
Total revenues	787,716	446,611	256,268
Expenses
Compensation and benefits:
Cash-based compensation	157,123	130,730	108,340
Equity-based compensation	7,899	1,915	1,725
Performance fee-related compensation:
Realized	30,532	26,958	20,259
Unrealized	215,508	82,701	11,219
Total performance fee-related compensation	246,040	109,659	31,478
Total compensation and benefits	411,062	242,304	141,543
General, administrative and other	48,485	52,363	48,304
Total expenses	459,547	294,667	189,847
Other income (expense)
Investment income	16,407	6,926	4,126
Interest income	413	1,436	1,507
Interest expense	(7,360)	(10,211)	(10,261)
Other income (loss)	220	(1,355)	(194)
Total other income (expense)	9,680	(3,204)	(4,822)
Income before income tax	337,849	148,740	61,599
Income tax expense	23,256	3,955	1,640
Net income	314,593	144,785	59,959
Less: Net income attributable to non-controlling interests in subsidiaries	23,176	12,869	5,763
Less: Net income attributable to non-controlling interests in the Partnership	228,783	131,916	54,196
Net income attributable to StepStone Group Inc.	$62,634	$—	$—

Earnings per share of Class A common stock:
Basic	$2.11
Diluted	$2.06
Weighted-average shares of Class A common stock:
Basic	29,657,805
Diluted	33,274,804
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended March 31,
	2021	2020	2019
Net income	$314,593	$144,785	$59,959
Other comprehensive income (loss):
Foreign currency translation adjustment	1,619	145	(179)
Unrealized loss on defined benefit plan, net	(244)	(356)	(1,078)
Total other comprehensive income (loss)	1,375	(211)	(1,257)
Comprehensive income before non-controlling interests	315,968	144,574	58,702
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	23,877	12,763	5,122
Less: Comprehensive income attributable to non-controlling interests in the Partnership	229,339	131,811	53,580
Comprehensive income attributable to StepStone Group Inc.	$62,752	$—	$—
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at March 31, 2018	$121,171	$—	$—	$—	$—	$898	$15,576	$—	$137,645
Net income	54,196	—	—	—	—	—	5,763	—	59,959
Other comprehensive loss	—	—	—	—	—	(615)	(642)	—	(1,257)
Contributed capital	157	—	—	—	—	—	—	—	157
Equity-based compensation	1,725	—	—	—	—	—	—	—	1,725
Distributions	(48,823)	—	—	—	—	—	(3,744)	—	(52,567)
Balance at March 31, 2019	128,426	—	—	—	—	283	16,953	—	145,662
Net income	131,916	—	—	—	—	—	12,869	—	144,785
Other comprehensive loss	—	—	—	—	—	(105)	(106)	—	(211)
Contributed capital	28	—	—	—	—	—	—	—	28
Equity-based compensation	1,915	—	—	—	—	—	—	—	1,915
Sale of non-controlling interests	110,753	—	—	—	—	—	—	—	110,753
Purchase of non-controlling interests	(113,052)	—	—	—	—	—	—	—	(113,052)
Distributions	(43,935)	—	—	—	—	—	(8,978)	—	(52,913)
Balance at March 31, 2020	216,051	—	—	—	—	178	20,738	—	236,967
Net income prior to Reorganization and IPO	45,265	—	—	—	—	—	12,428	—	57,693
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	335	350	—	685
Contributed capital prior to Reorganization and IPO	27	—	—	—	—	—	—	—	27
Equity-based compensation prior to Reorganization and IPO	723	—	—	—	—	—	2	—	725
Sale of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	3,308	—	3,308
Purchase of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	(3,308)	—	(3,308)
Distributions prior to Reorganization and IPO	(50,424)	—	—	—	—	—	(13,161)	—	(63,585)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Net income subsequent to Reorganization and IPO	—	—	—	—	62,634	—	10,748	183,518	256,900
Other comprehensive income subsequent to Reorganization and IPO	—	—	—	—	—	118	351	221	690
Contributed capital subsequent to Reorganization and IPO	—	—	—	—	—	—	2,709	40	2,749
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	2,239	—	—	12	4,923	7,174
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(8,040)	(26,051)	(34,091)
Dividends declared subsequent to Reorganization and IPO	—	—	—	—	(2,227)	—	—	—	(2,227)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares in connection with registered offering subsequent to Reorganization and IPO	—	9	(9)	(9)	—	—	—	—	(9)
Deferred offering costs	—	—	—	(3,611)	—	—	—	(7,610)	(11,221)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(40,503)	—	37	—	40,466	—
Deferred tax effect resulting from exchange of Class B units, net of amounts payable under TRA	—	—	—	(2,596)	—	—	—	—	(2,596)
Balance at March 31, 2021	$—	$38	$57	$188,751	$60,407	$155	$25,885	$384,400	$659,693
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities
Net income	$314,593	$144,785	$59,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,495	7,078	7,885
Unrealized carried interest allocation and investment income	(444,893)	(164,691)	(27,932)
Unrealized performance fee-related compensation	215,508	82,701	11,219
Unrealized gains on marketable securities	—	(298)	(539)
Write-off / amortization of deferred financing costs	3,856	796	813
Equity-based compensation	7,899	1,915	1,725
Change in deferred income taxes	15,913	—	—
Other non-cash activities	70	—	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(6,975)	(851)	967
Due from affiliates	2,216	(7,379)	(2,311)
Other assets and receivables	(69)	(3,717)	(5,762)
Accounts payable, accrued expenses and other liabilities	11,167	(2,809)	6,057
Accrued compensation and benefits	11,282	7,937	2,512
Accrued carried interest-related compensation	12,365	1,974	(4,143)
Due to affiliates	872	(1,511)	1,001
Net cash provided by operating activities	149,299	65,930	51,451

Cash flows from investing activities
Purchases of marketable securities	—	(27,694)	(89,335)
Proceeds from sales and maturities of marketable securities	—	71,345	46,477
Contributions to investments	(14,047)	(12,505)	(11,247)
Distributions received from investments	4,132	5,500	4,212
Cash paid for Courtland acquisition, net of cash acquired	—	—	(8,956)
Purchases of property and equipment	(1,258)	(837)	(3,042)
Other investing activities	7	—	—
Net cash provided by (used in) investing activities	(11,166)	35,809	(61,891)
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2021	2020	2019
Cash flows from financing activities
Sale of non-controlling interests	$3,308	$110,753	$—
Proceeds from capital contributions from non-controlling interests	2,776	28	157
Proceeds from IPO, net of underwriting discount	337,798	—	—
Purchase of non-controlling interests	(131,294)	(107,188)	—
Payment of deferred offering costs	(10,142)	—	—
Principal payments on term loan	(147,000)	(1,500)	(1,500)
Distributions to non-controlling interests	(97,676)	(52,913)	(52,567)
Dividends paid to common stockholders	(2,047)	—	—
Other financing activities	(1,029)	(1,350)	(1,612)
Net cash used in financing activities	(45,306)	(52,170)	(55,522)
Effect of foreign currency exchange rate changes	1,097	(252)	288
Net increase (decrease) in cash, cash equivalents and restricted cash	93,924	49,317	(65,674)
Cash, cash equivalents and restricted cash at beginning of period	89,939	40,622	106,296
Cash, cash equivalents and restricted cash at end of period	$183,863	$89,939	$40,622

Supplemental disclosures:
Interest paid	$3,491	$9,355	$9,489
Taxes paid	3,413	2,776	1,742
Non-cash operating, investing, and financing activities:
Net change in acquisition-related contingent consideration	$1,608	$(2)	$3,527
Purchase of partnership interests payable	—	5,864	—
Deferred tax effect resulting from exchange of Class B units, net of amounts payable under TRA	(2,596)	—	—
Accrued deferred offering costs	1,079	—	—
Accrued dividend equivalents on unvested RSUs	180	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$179,886	$89,939	$40,622
Restricted cash	3,977	—	—
Total cash, cash equivalents and restricted cash	$183,863	$89,939	$40,622
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

1.    Organization
StepStone Group Inc. (“SSG”) was incorporated in the state of Delaware on November 20, 2019. The company was formed for the purpose of completing an initial public offering (“IPO”) in order to conduct the business of StepStone Group LP (the “Partnership”) as a publicly-traded entity. As of September 18, 2020, in connection with the Reorganization discussed below, SSG became the sole managing member of StepStone Group Holdings LLC (the “General Partner”), the general partner of the Partnership. Unless otherwise specified, “StepStone” or the “Company” refers to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO, and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO, throughout the remainder of these notes to the consolidated financial statements.
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
•The General Partner amended and restated its limited liability company agreement to, among other things, appoint SSG as the sole managing member of the General Partner.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
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
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and a 100% membership interest in the General Partner of the Partnership. While this interest represents a minority of economic interests in the Partnership, SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 11). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of March 31, 2021, SSG held approximately 40.5% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase.
The Reorganization was considered a transaction between entities under common control. As a result, the consolidated financial statements for periods prior to the Reorganization and IPO are the consolidated financial statements of the Partnership as the predecessor to SSG for accounting and reporting purposes.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation.
Certain of the StepStone Funds are investment companies that follow specialized accounting under GAAP and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are based on historical experience and other factors, and these estimates and assumptions require management to exercise judgment in the process of applying the Company’s accounting policies. Factors that may affect or influence management’s estimates and assumptions could include expectations related to future events that management has deemed reasonable under the circumstances. Assumptions and estimates related to the valuation of investments, which directly affect carried interest allocations, carried interest related compensation, and the carrying amount of the Company’s equity in affiliated companies, involve a higher degree of judgment and complexity, and these assumptions and estimates may significantly affect the consolidated financial statements. Actual results could differ from these estimates and those differences may be material.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Amounts relating to deferred tax assets that were previously reported within other assets and receivables have been presented separately in the consolidated balance sheets as of March 31, 2020. Amounts relating to foreign currency transaction gains and losses that were previously reported within general, administrative and other expenses have been presented within other income (loss) in the consolidated statements of income.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
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
The Company has determined that certain of its operating subsidiaries, StepStone Group Real Assets, LP (“SRA”), StepStone Group Real Estate, LP (“SRE”) and Swiss Capital Alternative Investments AG (“Swiss Capital”), are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on the Company’s consolidated balance sheets to clearly distinguish between the Company’s interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the consolidated statements of income, is presented net of the portion of net income (loss) attributable to holders of non-controlling interests. See note 14 for more information on ownership interests in the Company.
Non-controlling interests in subsidiaries represent the economic interests in SRA, SRE, and Swiss Capital (the variable interest entities included in the Company’s consolidated financial statements) held by third parties and employees in those entities. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31 to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.
To the extent that management becomes aware of any material events that affect the StepStone Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the consolidated financial statements.
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The spread of COVID-19 throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread, which has led to significant disruption and uncertainty in the global financial markets. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccination treatment options become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. The Company is closely monitoring developments related to COVID-19 and assessing any negative impacts to the Company. The COVID-19 pandemic has affected, and may further affect, the Company in various ways. In particular, it is possible that future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees, or if fund managers are unable or less able to profitably exit existing investments, which could result in delayed or decreased performance fee revenues. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of December 31, 2020, adjusted for capital contributions and distributions during the three-month lag period ended March 31, 2021. During the year ended March 31, 2021, the Company’s investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and has subsequently seen significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.
As the global response and ongoing nature of COVID-19 evolves, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and the Company’s consolidated financial statements.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash held in banks, money market funds and highly-liquid investments with original maturities of three months or less at the time of purchase.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Restricted cash consists of cash that the Company is contractually obligated to maintain to secure its letters of credit used primarily related to its office facilities and other obligations.
Fees and Accounts Receivable
Fees and accounts receivable represent contractual amounts due to the Company for management, advisory and incentive fees, net of allowances as applicable. The Company considers fees and accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of March 31, 2021 and 2020. If any accounts or portion thereof are deemed uncollectible, such amounts are expensed when that determination is made.
Due from Affiliates
Due from affiliates primarily relates to fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees. See note 13 for further disclosure of related party transactions.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The availability of observable inputs can vary depending on the financial asset or liability and is affected by a wide variety of factors including, for example, the type of instrument, whether the instrument has recently been issued, whether the instrument is traded on an active exchange or in the secondary market, and current market conditions. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised in determining fair value is greatest for financial instruments categorized in Level III. The variability and availability of the observable inputs affected by the factors described above may result in transfers between Levels I, II, and III.
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
Property and Equipment
Property and equipment primarily consist of leasehold improvements, furniture, equipment, computer hardware and software and are stated at cost, less accumulated depreciation and amortization, with the net carrying amount included in other assets and receivables in the consolidated balance sheets. Property and equipment are depreciated over their estimated useful lives using the straight-line method, and the corresponding depreciation expense is included in general, administrative and other expenses in the consolidated statements of income. Property and equipment are depreciated over a period of three to seven years. Leasehold improvements are amortized over the shorter of their useful lives or remaining lease terms.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company did not recognize any impairment charges related to property and equipment during each of the fiscal years ended March 31, 2021, 2020 and 2019.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Foreign Currency
The Company consolidates certain entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period and income and expenses are translated using the weighted-average exchange rate for each reporting period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated entities are included in other comprehensive income (loss) within the consolidated financial statements until realized. Gains and losses resulting from foreign-currency transactions denominated in a currency other than an entity’s functional currency are reported in other income (loss) in the consolidated statements of income. These transaction gains and (losses) totaled $0.6 million, $(1.0) million and $(0.9) million for the years ended March 31, 2021, 2020 and 2019, respectively.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are revalued to fair value each reporting period. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general, administrative and other expenses in the consolidated statements of income.
Intangibles and Goodwill
The Company’s finite-lived intangible assets primarily consist of acquired contractual rights to earn future management and advisory fee income. Finite-lived intangible assets are amortized over their estimated useful lives, which ranged from 6 to 9 years as of March 31, 2021. The Company did not have any intangible assets that were deemed to have an indefinite life as of March 31, 2021.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the years ended March 31, 2021, 2020 and 2019.
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lessor of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of January 1, 2021 and 2020 and determined that there was no impairment of goodwill as of either date.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
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
The Company may incur certain costs in connection with satisfying its performance obligations for investment management services – primarily employee travel costs and certain professional fees – for which it receives reimbursements from its customers. For reimbursable employee travel costs and certain professional fees, the Company concluded it controls the services provided by its employees and other parties and, therefore, is acting as principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis – that is, as revenue in management and advisory fees, net and expense in general, administrative and other expenses in the consolidated statements of income. For reimbursable costs incurred in connection with satisfying its performance obligations for administration services, the Company concluded it does not control the services provided by its employees and other parties and, therefore, is acting as agent. Accordingly, the Company records the reimbursement for these costs incurred on a net basis.
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
The Company recognizes incentive fee revenue only when these amounts are realized and no longer subject to significant reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

StepStone Group Inc.
Notes to Consolidated Financial Statements
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
The Company recognizes revenue attributable to carried interest allocations from a fund based on the amount that would be due to the Company pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects the Company’s share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. The Company records the amount of carried interest allocated to the Company as of each period end as accrued carried interest allocations receivable, which is included as a component of investments in the consolidated balance sheets.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2021 and 2020, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-Based Compensation
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned.
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. See note 10 for additional information regarding the Company’s accounting for equity-based awards.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Performance Fee-Related Compensation
A portion of the carried interest allocations earned by the Company is awarded to employees and other carry participants in the form of award letters (“carry awards”). Carry awards to employees and other participants are accounted for as a component of compensation and benefits expense contemporaneously with the Company’s recognition of the related realized and unrealized carried interest allocation revenue and is included in accrued carried interest related compensation in the consolidated balance sheets until the amounts recognized as compensation and benefits expense are paid. Carried interest-related compensation expense also includes the portion of net carried interest allocation revenue attributable to equity holders of our consolidated subsidiaries that are not 100% owned by us. Upon a reversal of carried interest allocation revenue, the related compensation expense, if any, is also reversed. Furthermore, liabilities recognized for carried interest amounts due to affiliates are not paid until the related carried interest allocation revenue is realized.
The Company records incentive fee compensation when it is probable that a liability has been incurred. The incentive fee compensation accrual is based on a number of factors, including the cumulative activity for the period and the distribution of the net proceeds in accordance with the applicable governing agreement.
General, Administrative and Other
General, administrative and other includes occupancy, travel and related costs, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated with operating our business.
Other Income (Expense)
Investment Income
Investment income primarily represents our share of earnings from the investments we make in our SMAs and focused commingled funds. We, either directly or through our subsidiaries, generally have a general partner interest in the StepStone Funds, which invest in primary funds, secondary funds and co-investment funds, or a combination thereof. Investment income will increase or decrease based on the earnings of the StepStone Funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds. Our co-investment funds invest in underlying portfolio companies and therefore their valuation changes from period to period are more influenced by individual companies than our primary and secondary funds, which have exposures across multiple portfolio companies in underlying private markets funds. Our SMAs and focused commingled funds invest across various industries, strategies and geographies. Consequently, our general partner investments do not include any significant concentrations in a specific sector or geography outside the United States. Investment income excludes carried interest allocations, which are presented as revenues as described above.
Interest Income
Interest income consists of income earned on cash, cash equivalents, marketable securities and certificates of deposit.
Interest Expense
Interest expense primarily consisted of the interest expense on our previously outstanding debt and related amortization of deferred financing costs and amortization of original issue discount. The year ended March 31, 2021 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of our outstanding debt balance.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Other Income (Loss)
Other income (loss) includes foreign currency translation gains and losses and non-operating activities.
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the Partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, which are reflected within income tax expense in the consolidated statements of income. As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of Partnership units. See Tax Receivable Agreements below.
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
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as general, administrative and other expenses in the consolidated statements of income. See note 11 for more information.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of March 31,
	2021	2020
Foreign currency translation adjustments	$208	$502
Unrealized loss on defined benefit plan, net	(53)	(324)
Accumulated other comprehensive income	$155	$178
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
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk or other risks consist principally of cash, cash equivalents, restricted cash, investments and fees receivable. The majority of the Company’s cash, cash equivalents and restricted cash is held in large, high credit quality financial institutions. Substantially all cash amounts on deposit with these large financial institutions exceed federally insured limits; however, based upon an assessment of the financial condition and the reputations of these financial institutions, management believes that the Company’s exposure to credit risk is remote. The concentration of credit risk related to fees receivable is generally reduced by the relatively short payment terms extended to the Company’s clients.
Amounts due to the Company in the form of carried interest allocations, which are reported as a component of investments in the consolidated balance sheets, remain subject to investment performance risk. In certain cases, carried interest allocations that have been distributed to the Company may remain subject to clawback, pursuant to the terms of governing documents of the related funds. Refer to the discussion of carried interest above in this note 2 for additional details regarding the investment performance and clawback risk associated with carried interest allocations that have been recognized in income by the Company and/or recorded as accrued carried interest allocation in the consolidated balance sheets.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires an entity to recognize right-of-use assets and lease liabilities on its balance sheet for all leases and to disclose certain information about leasing arrangements. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public business entities, ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018. On June 3, 2020, the FASB extended the adoption date for all other entities, including emerging growth companies (“EGCs”), as defined by the SEC, that have elected to defer adoption until the standard is effective for non-public business entities, to annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on April 1, 2021. The Company does not expect the adoption of this guidance to materially impact its consolidated statements of income because substantially all of its leases are classified as operating leases, which will continue to be recognized as expense on a straight-line basis under the new guidance. However, the adoption will result in a significant gross-up in total assets and total liabilities on the Company’s consolidated balance sheets due to the requirement to record right-of-use assets and liabilities related to leases that are currently reported as operating leases. As of March 31, 2021, the Company currently expects to recognize right-of-use assets of approximately $67 million and liabilities of approximately $77 million related to its operating leases.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under this guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The guidance also modifies the impairment models for available-for-sale debt securities and purchased financial assets with credit deterioration since their origination. This guidance is effective for annual and interim periods beginning after December 15, 2019 for SEC filers, December 15, 2020 for public business entities that are not SEC filers, and December 15, 2021 for all other entities, including EGCs that have elected to defer adoption until the guidance becomes effective for non-public entities, with early adoption permitted. The Company adopted this guidance on April 1, 2020. Adoption of this guidance did not have a material effect on the consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. This guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on April 1, 2021. Adoption of this guidance did not have a material effect on the consolidated financial statements.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and Advisory Fees, Net	2021	2020	2019
Focused commingled funds	$97,223	$79,402	$59,048
SMAs	135,784	107,286	86,111
Advisory and other services	52,217	47,848	44,838
Fund reimbursement revenues	238	669	829
Total management and advisory fees, net	$285,462	$235,205	$190,826

	Year Ended March 31,
Incentive Fees	2021	2020	2019
SMAs	$5,446	$3,410	$1,540
Focused commingled funds	28	—	—
Total incentive fees	$5,474	$3,410	$1,540

	Year Ended March 31,
Carried Interest Allocation	2021	2020	2019
SMAs	$359,703	$150,848	$36,526
Focused commingled funds	137,077	57,148	27,376
Total carried interest allocation	$496,780	$207,996	$63,902
The increase or decrease in carried interest allocation for the year ended March 31, 2021 as compared to the prior year periods are primarily attributable to net unrealized appreciation or depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Year Ended March 31,
Revenues(1)	2021	2020	2019
United States	$166,719	$108,681	$88,828
Non-U.S. countries	620,997	337,930	167,440
_______________________________
(1)    Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the years ended March 31, 2021, 2020 and 2019, no individual client represented 10% or more of the Company’s management and advisory fees.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
As of March 31, 2021 and 2020, the Company had $13.9 million and $8.5 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. During the year ended March 31, 2021, the Company had recognized $0.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2020.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly-owned by the Company and include Swiss Capital, SRA and SRE. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $65.3 million and $49.2 million as of March 31, 2021 and 2020, respectively. The liabilities of the consolidated VIEs totaled $26.9 million and $13.5 million as of March 31, 2021 and 2020, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of March 31, 2021, no material amounts previously distributed have been accrued for clawback liabilities.
Unconsolidated VIEs
The Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to these unconsolidated entities. The carrying value of the assets and liabilities recognized in the consolidated balance sheets with respect to the Company’s interests in VIEs that were not consolidated is set forth below:

	As of March 31,
	2021	2020
Investments in funds	$74,379	$53,386
Due from affiliates, net	4,218	6,116
Less: Amounts attributable to non-controlling interests in subsidiaries	7,488	6,641
Maximum exposure to loss	$71,109	$52,861

5.    Investments
The Company’s investments consist of equity method investments primarily related to investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest. The Company’s equity interest typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the consolidated statements of income.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company’s equity method investments consist of the following:

	As of March 31,
	2021	2020
Investments in funds	$74,379	$53,386
Accrued carried interest allocations	896,523	460,837
Total investments	$970,902	$514,223
The Company recognized equity method income of $513.2 million, $214.9 million and $68.0 million for the years ended March 31, 2021, 2020 and 2019, respectively, of which $496.8 million, $208.0 million and $63.9 million, respectively, related to carried interest allocations.
As of March 31, 2021 and 2020, the Company’s investments in two SMAs and investments in three SMAs, respectively, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 26% and 37%, respectively, of the total accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of March 31, 2021 and 2020, respectively, $465.6 million and $237.7 million were payable to affiliates and is included in accrued carried interest-related compensation in the consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of March 31, 2021 and 2020 and for the years ended March 31, 2021, 2020 and 2019, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Summarized financial information for the Company’s equity method investments reflected below represents the financial position as of March 31, 2021 and 2020, and the results of operations for the years ended March 31, 2021, 2020 and 2019, which are reported on a three-month lag. Assets are primarily comprised of the investments held by the StepStone Funds.

	As of March 31,
	2021	2020
Assets	$29,955,948	$21,306,228
Liabilities	720,638	508,121
Equity	$29,235,310	$20,798,107

	Year Ended March 31,
	2021	2020	2019
Investment income	$46,889	$78,319	$78,725
Expenses	(224,611)	(167,030)	(101,813)
Net realized and unrealized gain on investments	6,369,649	2,572,750	1,177,118
Income tax expense	(5,994)	(5,169)	(1,960)
Net income	$6,185,933	$2,478,870	$1,152,070

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of March 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,541	$1,541
Total liabilities	$—	$—	$1,541	$1,541

	As of March 31, 2020
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,035	$1,035
Total liabilities	$—	$—	$1,035	$1,035
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2021 and 2020.
The changes in the fair value of Level III financial instruments are set forth below:

	Year Ended March 31,
Contingent Consideration Liability	2021	2020
Balance, beginning of year:	$1,035	$2,485
Additions	—	—
(Gain) loss on change in fair value	1,608	(2)
Settlements	(1,102)	(1,448)
Balance, end of year:	$1,541	$1,035

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$1,608	$(2)
The fair value of the contingent consideration liability is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liability primarily relate to the discount rates applied to the expected future payments of obligations, which ranged from 8.0% to 10.4% as of March 31, 2021. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of the liability are included in general, administrative and other expenses in the consolidated statements of income.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
7.    Property and Equipment
Property and equipment is included in other assets and receivables in the consolidated balance sheets and consists of the following:

	As of March 31,
Property and equipment:	2021	2020
Office furniture	$5,941	$5,481
Computer equipment and software	3,051	3,018
Leasehold improvements	9,883	9,145
Property and equipment, gross	18,875	17,644
Less: Accumulated depreciation	(8,646)	(6,688)
Property and equipment, net	$10,229	$10,956
Depreciation expense related to property and equipment totaled $2.2 million, $2.0 million and $1.4 million for the years ended March 31, 2021, 2020 and 2019, respectively, and is included in general, administrative and other expenses in the consolidated statements of income.
8.    Intangibles and Goodwill
Intangible assets primarily consist of certain management contracts providing economic rights to management and advisory fees, as obtained through the Company’s acquisitions of other businesses. See note 15 for more information on business combinations.
Intangible assets, net consists of the following:

	As of March 31,
	2021	2020
Management contracts	$41,058	$41,058
Less: Accumulated amortization	(35,567)	(32,228)
Intangible assets, net	$5,491	$8,830
Amortization expense related to intangible assets was $3.3 million, $5.0 million and $6.5 million for the years ended March 31, 2021, 2020 and 2019, respectively. These amounts are included in general, administrative and other expenses in the consolidated statements of income.
The expected future amortization of finite-lived intangible assets is as follows:

Fiscal year ending March 31,
2022	$2,481
2023	1,768
2024	932
2025	242
2026	51
Thereafter	17
Total	$5,491
The carrying value of goodwill was $6.8 million as of March 31, 2021 and 2020. The Company determined there was no indication of goodwill impairment as of March 31, 2021 and 2020.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
9.    Debt Obligations
On September 18, 2020, the Company repaid in full the indebtedness outstanding on a senior secured term loan (“Term Loan B”) in the amount of $146.6 million and effectively terminated the facility, including the senior secured revolving facility. In connection with the repayment, the Company wrote-off the unamortized debt issuance costs and discount of $3.5 million, which is included in interest expense in the consolidated statements of income for the year ended March 31, 2021. As of March 31, 2021, the Company had no debt obligations outstanding. As of March 31, 2020, the Company had $143.1 million of debt obligations outstanding.
10.    Equity-Based Compensation
2020 Long-Term Incentive Plan
In connection with the IPO, the Company adopted the 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs and performance stock awards to employees, directors and consultants. As of March 31, 2021, there were 7,190,955 shares of Class A common stock available to grant under the LTIP.
Restricted Stock Units
During the year ended March 31, 2021, the Company granted 2,583,241 RSUs to certain employees and directors with an aggregate grant date fair value of $47.9 million. RSUs represent the right to receive payment on the date of vesting in the form of one share of Class A common stock for each RSU. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents which are generally paid in cash when such RSUs vest. The RSUs granted generally vest over four years in equal annual installments. Upon vesting, the Company will typically withhold the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2020	—	$—
Granted	2,583,241	$18.53
Vested	—	$—
Forfeited	(33,380)	$18.00
Balance as of March 31, 2021	2,549,861	$18.54
Unvested Partnership Units
In June 2018, the Company issued an aggregate of 5.2% of profits interests (the “Class A2 Interests”) in the Company to certain key employees. These Class A2 Interests provide the recipients with an opportunity to participate in the profits of the Company and proceeds of certain capital events. The Class A2 Interests vest over a period of six years from the grant date, subject to an employee’s continuous service with the Company through the applicable vesting date. Under the terms of the Fifth Amended and Restated Limited Partnership Agreement dated March 8, 2018, the vesting of the awards will occur as follows: (i) 0% during the first three years from the date of issuance, (ii) 30.0% on the third anniversary of the date of issuance, (iii) plus 5.8% for each fiscal quarter after the third anniversary of the date of issuance (fully vested on the sixth anniversary of the date of issuance).

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The grant date fair value of the Class A2 Interests was $11.4 million, as determined by a third-party valuation firm using an option pricing model. The significant inputs to the option pricing model included (a) an estimated term of 4.5 years, which considered the expected average vesting period of the Class A2 Interests, (b) a risk-free rate of 2.5%, which was determined based upon U.S. Treasury Strips and (c) an expected volatility of 40.0%, which considered the equity volatilities for a peer group consisting of publicly-traded companies. The valuation of the Class A2 Interests also gives effect to a 20% discount for lack of marketability, as there is no active public market upon which the Class A2 Interests trade or can be sold. The discount for lack of marketability was estimated based upon existing studies commonly referenced in connection with the valuation of closely held common equity.
The Class A2 Interests are classified as equity awards, and the associated equity-based compensation expense is recognized on a straight-line basis over the vesting period, with a corresponding increase to partners’ capital in the Company’s consolidated balance sheets and consolidated statements of stockholders’ equity.
In August 2019, certain changes were made to the Class A2 Interests to, among other things, eliminate certain thresholds and reduce the percentage interest to an amount implied by the value established in connection with the sale of equity to institutional investors as part of the 2019 Transaction, as further described in note 14. The changes to the Class A2 units were accounted for as a modification of equity awards to employees. The modification did not have a material effect on the consolidated financial statements.
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
In October 2019, one of the Company’s subsidiaries issued a 4.2% award of profits interests, with a grant date fair value of $0.2 million, to a certain key employee. The grant date fair value of the profits interests was determined by a third-party valuation firm using an option pricing model. The significant inputs to the option pricing model included (a) an estimated term of 2.0 years, which considered the expected average vesting period of the profits interests, (b) a risk-free rate of 1.64%, which was determined based upon U.S. Treasury Strips, and (c) an expected volatility of 30.0%, which considered the equity volatilities for a peer group consisting of publicly-traded companies. The valuation of the profits interests also gives effect to a 10.0% discount for lack of marketability, as there is no active public market upon which the profits interests trade or can be sold. The discount for lack of marketability was estimated based upon existing studies commonly referenced in connection with the valuation of closely held common equity.
As of March 31, 2021, there were 2,566,566 unvested Class B2 units outstanding. During the year ended March 31, 2021, 24,786 of the outstanding Class B2 units were forfeited. As of March 31, 2021, none of the outstanding Class B2 units were vested.
As of March 31, 2021, $47.4 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.7 years.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
11.    Income Taxes
The Company’s income before income tax consisted of the following:

	Year Ended March 31,
	2021	2020	2019
Domestic income before income tax	$307,396	$130,380	$50,868
Foreign income before income tax	30,453	18,360	10,731
Total income before income tax	$337,849	$148,740	$61,599
The following table presents the components of the Company’s provision for income taxes:

	Year Ended March 31,
	2021	2020	2019
Current:
Federal	$2,929	$—	$—
State and local	1,141	1,085	351
Foreign	3,381	3,041	1,422
Total current income tax expense	7,451	4,126	1,773

Deferred:
Federal	14,752	—	—
State and local	1,074	—	—
Foreign	(21)	(171)	(133)
Total deferred income tax expense (benefit)	15,805	(171)	(133)
Total income tax expense	$23,256	$3,955	$1,640
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2021	2020	2019
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax (net of federal tax benefit)	0.6	0.7	0.6
Income passed through to limited partners	(15.7)	(21.0)	(21.0)
Foreign income tax	1.0	1.9	2.1
Effective tax rate	6.9%	2.6%	2.7%
The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s deferred income tax assets and liabilities:

	As of March 31,
	2021	2020
Deferred tax assets:
Investment in the Partnership	$118,165	$—
Other	1,811	732
Total deferred tax assets before valuation allowance	119,976	732
Valuation allowance	(30,537)	—
Total net deferred tax assets	89,439	732
Deferred tax liabilities:
Total deferred tax liabilities	—	—
Net deferred tax assets	$89,439	$732
The Reorganization and IPO that occurred in September 2020 and the March 2021 Offering resulted in a step-up in the tax basis of certain assets that will be recovered as those assets are sold or the basis is amortized. In connection with such transactions, the Company recognized a combined total deferred tax asset in the amount of $135.1 million associated with the increase in tax basis from the Reorganization, IPO and March 2021 Offering as well as the basis difference in SSG’s investment in the Partnership. A portion of the total basis difference will only reverse upon a sale of SSG’s interest in the Partnership, which is not expected to occur in the foreseeable future. Therefore, the Company also recognized a valuation allowance in the amount of $30.5 million against the deferred tax asset (resulting in a net deferred tax asset of $104.6 million) which is considered capital in nature as it was not more-likely-than-not that this portion of deferred tax assets would be realized. Concurrently with the Reorganization, IPO, March 2021 Offering and recording of the deferred tax asset, the Company recorded a payable pursuant to the Tax Receivable Agreements within due to affiliates in the consolidated balance sheets of $107.2 million. See note 14 for more information on the March 2021 Offering.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. The total ending valuation allowance for the year ended March 31, 2021 was $30.5 million. Apart from the valuation allowance, the Company believes that the remaining deferred tax assets will be realized in full.
As of March 31, 2021, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by U.S. federal and certain state and local tax authorities. Management has analyzed the Company’s tax positions taken with respect to all applicable income tax issues, for all open tax years, and for all jurisdictions in which the Company is required to file tax returns, and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s consolidated financial statements for the years ended March 31, 2021, 2020 and 2019.
The Company files U.S. federal, state, local and foreign tax returns on a calendar-year basis. With limited exception, returns filed prior to 2016 are no longer subject to examination by the applicable taxing authorities. There are currently no material examinations being conducted of the Company by tax authorities.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
12.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock is presented from September 16, 2020 through March 31, 2021, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Period from IPO date to March 31, 2021
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$62,634
Incremental income from assumed vesting of RSUs	1,854
Incremental income from assumed vesting and exchange of Class B2 units	3,923
Net income attributable to StepStone Group Inc. – Diluted	$68,411

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	29,657,805
Assumed vesting of RSUs	1,151,579
Assumed vesting and exchange of Class B2 units	2,465,420
Weighted-average shares of Class A common stock outstanding – Diluted	33,274,804

Earnings per share of Class A common stock
Basic	$2.11
Diluted	$2.06
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
The calculation of diluted earnings per share excludes 56,378,831 shares of Class B units of the Partnership, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
13.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $171.0 million, $134.6 million and $92.8 million for the years ended March 31, 2021, 2020 and 2019, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $496.8 million, $208.0 million and $63.9 million for the years ended March 31, 2021, 2020 and 2019, respectively.
Due from affiliates in the consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees.
Due to affiliates in the consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of March 31,
	2021	2020
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$107,216	$—
Amounts payable to StepStone Funds	2,740	6
Distributions payable to certain employee equity holders of consolidated subsidiaries	3,566	3,568
Total due to affiliates	$113,522	$3,574

The Company did not make any payments under the Tax Receivable Agreements during the year ended March 31, 2021.
14.    Stockholders’ Equity
The Company has two classes of common stock outstanding, Class A common stock and Class B common stock. Holders of Class A common stock and Class B common stock generally vote together as a single class on all matters presented to the Company’s stockholders for their vote or approval. Holders of Class A common stock are entitled to receive dividends when and if declared by the board of directors. Holders of the Class B common stock are not entitled to dividends in respect of their shares of Class B common stock.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table shows a rollforward of the Company’s shares of common stock outstanding since the IPO:

	Class A Common Stock	Class B Common Stock
September 15, 2020	—	—
Issued to public holders in the IPO	20,125,000	—
Issued to Class B unitholders in the Reorganization	—	65,578,831
Class A partnership units exchanged in the Reorganization	9,112,500	—
Class A common stock issued in exchange for Class B partnership units in connection with registered offering	9,200,000	(9,200,000)
March 31, 2021	38,437,500	56,378,831
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of March 31, 2021, no shares of preferred stock were issued and outstanding.
In connection with the consummation of the IPO, the Partnership issued new partnership interests to certain StepStone professionals in the Infrastructure subsidiary in exchange for their partnership interests in the Infrastructure subsidiary, which increased the Partnership’s interest in the Infrastructure subsidiary to approximately 49% and decreased the StepStone professionals’ interest in the Infrastructure subsidiary to approximately 51%.
In March 2021, the Company conducted an underwritten public offering of 9,200,000 shares of Class A common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, (the “March 2021 Offering”) sold by selling stockholders at a public offering price of $29.50 per share. In connection with the offering, the Company issued 9,200,000 shares of Class A common stock to the selling stockholders in exchange for 9,200,000 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
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
In August 2019, the Company completed a series of transactions resulting in the unitization of its equity and the combination of certain classes of the Company’s equity to facilitate the sale of newly issued equity interests in the Company to certain institutional investors (the “2019 Transaction”). The Company received approximately $110.8 million in net proceeds from the sale of equity to institutional investors and used all of the proceeds to repurchase an equal number of equity interests from certain existing partners of the Company. In addition, the Company repurchased additional Class D partnership interests from a former employee for $2.3 million, which will be paid to the former employee at such time carried interest allocations are realized by the Company. In connection with the 2019 Transaction, the previously existing Class A1, Class B, Class C and Class D partnership interests were canceled and combined with and into the existing Class A partnership interests of the Company as a single class with equal value (without substantive changes to economic rights associated therewith), with each partner participating ratably in all distributions, including carried interest.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
In addition, certain changes were made to the Class A2 partnership interests to, among other things, eliminate certain thresholds and reduce the percentage interest to an amount implied by the value established in connection with the sale of equity to institutional investors as part of the 2019 Transaction. See note 10 for more information.
Prior to the 2019 Transaction, the Company had several classes of partnership interests outstanding: Class A, Class A1, Class A2, Class B, Class C and Class D. Holders of Class A1, Class B and Class C partnership interests generally had similar rights, including the sharing of economics, with certain exceptions.
Class A2 partnership interests were issued as “profits interests,” pursuant to partnership admission agreements entered into with certain employees during the year ended March 31, 2019 (as further discussed in note 10). At the time of issuance, the Class A2 partnership interests had a capital account interest of zero percent. This percentage interest increases up to the percentage stipulated in the employees’ partnership admission agreements over a vesting period of six years from the date of issuance of the Class A2 awards. Prior to full vesting, the holders of Class A2 partnership interests shall not be entitled to any distributions, except for the distribution of any proceeds of capital transactions undertaken by the Company, for which the holders of Class A2 partnership interests are entitled to their vested interests. All distributions to Class A2 partnership interest holders, whether attributable to capital transactions undertaken by the Company or in the event of a liquidation of the Company, are subject to a threshold amount stipulated in the interest holders’ admission agreements. Holders of the Class A2 partnership interests are not eligible to receive distributions until aggregate distributions to the other limited partners meet a threshold amount of $600 million. Prior to full vesting, the holders of Class A2 interests do not hold voting rights related to their vested interests.
Class D partnership interests provided holders with the right to participate in carried interest allocations from the StepStone Funds and do not provide for any voting rights.
New limited partners can be added to the Company with the approval of the Company’s board of directors and are bound by the terms of their admission agreement. All Company decisions upon which limited partners shall vote, consent or give approval shall be in proportion to each limited partner’s percentage interest, subject to full vesting requirements, as applicable. Net profits and any other items of income shall be allocated to limited partners’ capital accounts in a manner that is consistent with their respective ownership percentages. Distributions to limited partners will generally be in a manner consistent with their respective ownership percentages at the time the profits were generated and are subject to approval of the Company’s board of directors.
Limited partners’ capital interests are transferable; however, transfers are subject to obtaining the prior written consent of the Company’s general partner, with certain exceptions for transfers to affiliated parties. In the event of an approved transfer, the Company has a right of first refusal to purchase any interests to be transferred.
As part of the Reorganization, the previously existing Class A partnership interests of the Company were reclassified as Class B units and previously granted awards of Class A2 unvested partnership units were reclassified as Class B2 units.
Dividends and distributions are reflected in the consolidated statements of stockholders’ equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to limited partners of the Partnership and holders of non-controlling interests in subsidiaries.
On February 9, 2021, the Company announced a dividend of $0.07 per share of Class A common stock.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
15.    Business Combinations
Courtland Transaction
On April 1, 2018, the Company closed a transaction to acquire 100% of Courtland Partners, Ltd. (“Courtland”) in exchange for (i) cash consideration of $9.0 million, net of an agreed upon adjustment based upon Courtland’s net working capital balance at the closing date, and (ii) contingent consideration totaling $3.6 million. Courtland is an institutional real estate investment adviser to pension funds, endowments, foundations, insurance companies, funds-of-funds and banks located in the United States, Europe and Asia.
The aggregate purchase price for the acquisition of Courtland, and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date are as follows:

Acquisition date fair value of consideration transferred:
Cash consideration	$8,956
Contingent consideration	3,604
Total purchase price	$12,560

Estimated fair value of assets acquired and liabilities assumed:
Cash and short-term receivables	$1,935
Finite-lived intangible assets—contractual rights	9,624
Goodwill	1,032
Accrued expenses and other liabilities	(31)
Total	$12,560
The fair values of finite-lived intangible assets were determined using a discounted cash flow model, which assumes contract renewals as deemed appropriate, and are amortized over a period ranging from 1 to 6 years. The $1.0 million of goodwill primarily related to Courtland’s assumed workforce, as well as certain business synergies expected to be realized from the transaction. In connection with this transaction, the Company incurred acquisition costs that were expensed as incurred.
The results of Courtland’s operations have been included in the consolidated financial statements effective April 1, 2018.
16.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not have a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its consolidated financial statements as of March 31, 2021.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Lease Commitments
The Company leases offices in 19 cities in the United States, Canada, South America, Europe, Asia and Australia, subject to operating lease agreements expiring through 2031. The Company accounts for its operating leases on a straight-line basis and includes the related expense in general, administrative and other expenses in the consolidated statements of income. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise those options. Occupancy expense related to office facility operating leases totaled $9.3 million, $8.7 million and $7.0 million for the years ended March 31, 2021, 2020 and 2019, respectively.
The Company leases office equipment subject to operating lease agreements expiring through 2024. As of March 31, 2020, the Company had outstanding capital leases related to office equipment with an aggregate carrying value of $0.2 million, which is included as a component of property and equipment as disclosed in note 7. There were no outstanding capital leases as of March 31, 2021.
Future minimum annual lease payments related to the Company’s operating leases that have initial or remaining noncancelable lease terms in excess of one year are as follows:

Fiscal year ending March 31,
2022	$10,090
2023	9,746
2024	10,271
2025	9,958
2026	9,921
Thereafter	36,825
Total	$86,811
The Company has entered into non-cancelable sublease arrangements with terms extending through 2026, pursuant to which the Company expects to receive total minimum rental payments of $7.8 million. Minimum operating lease payments presented in the table above have not been reduced by these minimum sublease rental payments.
Unfunded Capital Commitments
As of March 31, 2021 and 2020, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $60.5 million and $57.9 million, respectively.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2021 and 2020, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of March 31, 2021, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $105.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners and officers when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheets as of March 31, 2021 and 2020. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
17.    Employee Benefits
The Company provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes non-discretionary contributions to the plans, which amounted to $3.2 million, $2.7 million and $2.2 million for the years ended March 31, 2021, 2020 and 2019, respectively, and are included in cash-based compensation in the consolidated statements of income.
One of the Company’s subsidiaries with non-U.S. operations maintains a defined benefit pension plan (the “Plan”). The Plan covers certain non-U.S. employees and provides benefits to such employees upon retirement, disability and/or death. As of March 31, 2021 and 2020, the Plan’s assets totaled $21.7 million and $19.5 million, respectively. As of March 31, 2021 and 2020, the underfunded pension obligation, based on the latest actuarial determination, was $3.8 million and $4.0 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheets. Net period benefit cost recognized was $0.9 million, $0.4 million and $0.3 million for the years ended March 31, 2021, 2020 and 2019, respectively, which is included in cash-based compensation in the consolidated statements of income.
18.    Subsequent Events
In June 2021, the Company announced a quarterly cash dividend of $0.07 per share of Class A common stock, payable on July 15, 2021 to holders of record as of the close of business on June 30, 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
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
Management’s Report on Internal Control over Financial Reporting
This report does not include a report on management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the SEC for newly public companies.
Because we are an “emerging growth company” under the JOBS Act, our independent public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Conduct and Ethics that applies to all directors, officers and employees, which is available on our website at www.stepstoneglobal.com. If we make any amendments to our Code of Conduct and Ethics that require disclosure under the rules of the Securities and Exchange Commission or the rules of the Nasdaq Global Select Market or grant any waivers to our directors or executive officers, we will disclose any such amendment and/or waiver on our website listed above.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2021.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2021.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the LTIP as of March 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	2,549,861	N/A	7,190,955
Equity compensation plans not approved by security holders	—	—	—
Total	2,549,861	N/A	7,190,955
_______________________________
(1)Reflects the outstanding RSUs granted under the LTIP as of March 31, 2021.
(2)The aggregate number of our shares available for future issuance under the LTIP will automatically increase on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030, in an amount equal to five percent of the total number of shares of stock outstanding on December 31st of the preceding calendar year. The Board may provide that there will be no January 1st increase in the shares available for future issuance for any such year or that the increase in the shares available for future issuance for any such year will be a smaller number of shares than would otherwise occur under the automatic increase.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2021.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2021.

PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)The following documents are filed as part of this Form 10-K:
(1)Financial statements
(2)Financial statement schedules
All financial statement schedules have been omitted because they are not applicable, not required or the information has been otherwise included in the consolidated financial statements or accompanying notes to the consolidated financial statements.
(3)Exhibits:

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
4.1	Description of Securities					X
10.1	Eighth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of September 18, 2020, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities parties thereto	8-K	10.1	9/18/2020	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.2	9/18/2020	001-39510
10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto	8-K	10.4	9/18/2020	001-39510
10.5	Registration Rights Agreement, dated as of September 18, 2020, by and among the Company and the other persons and entities party thereto	8-K	10.5	9/18/2020	001-39510

10.6	Stockholders Agreement, dated as of September 18, 2020, by and among the Company, the Partnership and the other persons and entities party thereto	8-K	10.6	9/18/2020	001-39510
10.7†	StepStone Group Inc. 2020 Long-Term Incentive Plan	8-K	10.7	9/18/2020	001-39510
10.8†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan	S-1	10.8	8/24/2020	333-248313
10.9†	Form of Indemnification Agreement for directors and officers	S-1	10.9	8/24/2020	333-248313
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information in Part II, Item 8, “Financial Statements and Supplementary Data” from our Annual Report on Form 10-K for the year ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2021.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 23, 2021.

Signature	Title

/s/ Monte Brem	Chairman of the Board of Directors and Co-Chief Executive Officer
Monte Brem	(Principal Executive Officer)

/s/ Scott W. Hart	Co-Chief Executive Officer and Director (Principal Executive Officer)
Scott W. Hart

/s/ Johnny D. Randel	Chief Financial Officer (Principal Financial Officer)
Johnny D. Randel

/s/ David Y. Park	Chief Accounting Officer (Principal Accounting Officer)
David Y. Park

/s/ Valerie Gay Brown	Director
Valerie Gay Brown

/s/ Jose A. Fernandez	Co-Chief Operating Officer and Director
Jose A. Fernandez

/s/ David F. Hoffmeister	Director
David F. Hoffmeister

/s/ Thomas Keck	Director
Thomas Keck

/s/ Mark Maruszewski	Director
Mark Maruszewski

/s/ Michael I. McCabe	Head of Strategy and Director
Michael I. McCabe

/s/ Steven R. Mitchell	Director
Steven R. Mitchell

/s/ Anne L. Raymond	Director
Anne L. Raymond

/s/ Robert A. Waldo	Director
Robert A. Waldo