Form 10-Q
period 2021-06-30
StepStone Group Inc.
filed 2021-08-12
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 10, 2021, there were 40,335,938 shares of the registrant’s Class A common stock, par value $0.001, and 54,480,393 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2021 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$218,580	$179,886
Restricted cash	4,011	3,977
Fees and accounts receivable	42,004	32,096
Due from affiliates	6,819	7,474
Investments:
Investments in funds	82,894	74,379
Accrued carried interest allocations	1,072,673	896,523
Deferred income tax assets	94,447	89,439
Lease right-of-use assets, net	64,707	—
Other assets and receivables	24,970	24,715
Intangibles, net	4,870	5,491
Goodwill	6,792	6,792
Total assets	$1,622,767	$1,320,772
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$45,992	$47,723
Accrued compensation and benefits	51,003	34,224
Accrued carried interest-related compensation	562,531	465,610
Due to affiliates	126,594	113,522
Lease liabilities	75,512	—
Total liabilities	861,632	661,079
Commitments and contingencies (Note 13)
Class A common stock, $0.001 par value, 650,000,000 authorized; 40,335,938 and 38,437,500 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	40	38
Class B common stock, $0.001 par value, 125,000,000 authorized; 54,480,393 and 56,378,831 issued and outstanding as of June 30, 2021 and March 31, 2021, respectively	55	57
Additional paid-in capital	205,561	188,751
Retained earnings	99,057	60,407
Accumulated other comprehensive income	215	155
Total StepStone Group Inc. stockholders’ equity / partners' capital	304,928	249,408
Non-controlling interests in subsidiaries	26,585	25,885
Non-controlling interests in the Partnership	429,622	384,400
Total stockholders’ equity	761,135	659,693
Total liabilities and stockholders’ equity	$1,622,767	$1,320,772
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	June 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$23,354	$16,833
Restricted cash	1,057	1,074
Fees and accounts receivable	26,879	25,282
Due from affiliates	2,782	3,467
Investments in funds	13,951	13,658
Deferred income tax assets	662	671
Lease right-of-use assets, net	19,012	—
Other assets and receivables	3,328	4,340
Total assets	$91,025	$65,325

Liabilities
Accounts payable, accrued expenses and other liabilities	$9,719	$10,370
Accrued compensation and benefits	20,904	14,705
Due to affiliates	1,491	1,854
Lease liabilities	19,461	—
Total liabilities	$51,575	$26,929
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Revenues
Management and advisory fees, net	$78,061	$63,500
Performance fees:
Incentive fees	4,182	3,589
Carried interest allocation:
Realized allocation	49,963	3,638
Unrealized allocation	176,399	(132,140)
Total carried interest allocation	226,362	(128,502)
Total revenues	308,605	(61,413)
Expenses
Compensation and benefits:
Cash-based compensation	42,671	39,653
Equity-based compensation	3,743	483
Performance fee-related compensation:
Realized	25,308	2,900
Unrealized	85,572	(68,675)
Total performance fee-related compensation	110,880	(65,775)
Total compensation and benefits	157,294	(25,639)
General, administrative and other	16,430	10,507
Total expenses	173,724	(15,132)
Other income (expense)
Investment income (loss)	6,424	(3,178)
Interest income	80	94
Interest expense	(6)	(2,057)
Other income (loss)	(437)	220
Total other income (expense)	6,061	(4,921)
Income (loss) before income tax	140,942	(51,202)
Income tax expense	14,423	1,158
Net income (loss)	126,519	(52,360)
Less: Net income attributable to non-controlling interests in subsidiaries	5,614	4,093
Less: Net income (loss) attributable to non-controlling interests in the Partnership	79,255	(56,453)
Net income attributable to StepStone Group Inc.	$41,650	$—

Earnings per share of Class A common stock:
Basic	$1.07
Diluted	$1.06
Weighted-average shares of Class A common stock:
Basic	39,042,497
Diluted	42,885,231
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Net income (loss)	$126,519	$(52,360)
Other comprehensive income:
Foreign currency translation adjustment	248	262
Total other comprehensive income	248	262
Comprehensive income (loss) before non-controlling interests	126,767	(52,098)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	5,741	4,227
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	79,327	(56,325)
Comprehensive income attributable to StepStone Group Inc.	$41,699	$—
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$384,400	$659,693
Net income	—	—	—	41,650	—	5,614	79,255	126,519
Other comprehensive income	—	—	—	—	49	127	72	248
Contributed capital	—	—	—	—	—	—	21	21
Equity-based compensation	—	—	1,546	—	—	4	2,192	3,742
Distributions	—	—	—	—	—	(5,045)	(24,442)	(29,487)
Dividends declared	—	—	—	(3,000)	—	—	—	(3,000)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(2)	—	—	—	—	(2)
Equity reallocation between controlling and non-controlling interests	—	—	11,865	—	11	—	(11,876)	—
Deferred tax effect resulting from exchange of Class B units, net of amounts payable under Tax Receivable Agreements	—	—	3,401	—	—	—	—	3,401
Balance at June 30, 2021	$40	$55	$205,561	$99,057	$215	$26,585	$429,622	$761,135

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at March 31, 2020	$216,051	$—	$—	$—	$—	$178	$20,738	$—	$236,967
Net income (loss)	(56,453)	—	—	—	—	—	4,093	—	(52,360)
Other comprehensive income	—	—	—	—	—	128	134	—	262
Contributed capital	15	—	—	—	—	—	—	—	15
Equity-based compensation	483	—	—	—	—	—	—	—	483
Sale of non-controlling interests	—	—	—	—	—	—	3,308	—	3,308
Purchase of non-controlling interests	—	—	—	—	—	—	(3,308)	—	(3,308)
Distributions	(25,189)	—	—	—	—	—	(4,117)	—	(29,306)
Balance at June 30, 2020	$134,907	$—	$—	$—	$—	$306	$20,848	$—	$156,061
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$126,519	$(52,360)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,180	1,374
Unrealized carried interest allocation and investment income	(180,412)	136,333
Unrealized performance fee-related compensation	85,572	(68,675)
Amortization of deferred financing costs	—	198
Equity-based compensation	3,742	483
Change in deferred income taxes	12,554	(10)
Other non-cash activities	416	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(9,908)	(9,324)
Due from affiliates	655	3,574
Other assets and receivables	3,822	2,215
Accounts payable, accrued expenses and other liabilities	3,429	1,207
Accrued compensation and benefits	16,779	14,362
Accrued carried interest-related compensation	11,348	(447)
Due to affiliates	(839)	(9)
Lease right-of-use assets, net and lease liabilities	266	—
Net cash provided by operating activities	75,123	28,921

Cash flows from investing activities
Contributions to investments	(6,103)	(1,703)
Distributions received from investments	1,606	437
Purchases of property and equipment	(1,194)	(344)
Other investing activities	31	—
Net cash used in investing activities	(5,660)	(1,610)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from financing activities
Sale of non-controlling interests	$—	$3,308
Proceeds from capital contributions from non-controlling interests	21	15
Payment of deferred offering costs	(1,079)	—
Principal payments on term loan	—	(375)
Distributions to non-controlling interests	(29,487)	(29,306)
Other financing activities	(2)	(271)
Net cash used in financing activities	(30,547)	(26,629)
Effect of foreign currency exchange rate changes	(188)	90
Net increase in cash, cash equivalents and restricted cash	38,728	772
Cash, cash equivalents and restricted cash at beginning of period	183,863	89,939
Cash, cash equivalents and restricted cash at end of period	$222,591	$90,711

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Purchase of non-controlling partnership interests payable	$—	$3,308
Accrued dividends	3,000	—
Deferred tax effect resulting from exchange of Class B units, net of amounts payable under Tax Receivable Agreements	3,401	—
Establishment of lease liabilities in exchange for lease right-of-use assets	76,893	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$218,580	$90,711
Restricted cash	4,011	—
Total cash, cash equivalents and restricted cash	$222,591	$90,711
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
•Certain of the Class B stockholders entered into a stockholders agreement pursuant to which they agreed to vote all their shares of voting stock, including Class A common stock and Class B common stock, together and in accordance with the instructions of the Class B Committee, which comprises certain members of senior management.

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
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. While this interest represents a minority of economic interests in the Partnership, SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 9). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of June 30, 2021, SSG held approximately 42.5% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B unit holders.
The Reorganization was considered a transaction between entities under common control. As a result, the condensed consolidated financial statements for periods prior to the Reorganization and IPO are the condensed consolidated financial statements of the Partnership as the predecessor to SSG for accounting and reporting purposes.
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2021 filed with the Securities and Exchange Commission (“SEC”).
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
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on the Company’s condensed consolidated balance sheets to clearly distinguish between the Company’s interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the condensed consolidated statements of income, is presented net of the portion of net income (loss) attributable to holders of non-controlling interests. See note 12 for more information on ownership interests in the Company.
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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending June 30, 2021, the Company used the March 31, 2021 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of March 31, 2021, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2021.
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
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The spread of COVID-19 throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread, which has led to significant disruption and uncertainty in the global financial markets. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity following progress on vaccine distribution, the risk of future COVID-19 outbreaks or worsening conditions remains, particularly with the introduction of the Delta variant, and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccination treatment options have become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. The Company is closely monitoring developments related to COVID-19 and assessing any negative impacts to the Company. The COVID-19 pandemic has affected, and may further affect, the Company in various ways. In particular, it is possible that future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. During the three months ended June 30, 2020, the Company’s investments in StepStone Funds and accrued carried interest allocations experienced significant declines, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and has subsequently seen significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.
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
Leases
On April 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on a prospective basis. As a result, prior period amounts were not adjusted to reflect the impact of the new standard.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the condensed consolidated balance sheets for all leases with terms longer than 12 months. Under the previous guidance, operating leases were not recognized by the Company in the condensed consolidated balance sheets as a lessee. The guidance does not significantly change the recognition, measurement and presentation of expenses in the condensed consolidated statements of income or cash flows arising from a lease by a lessee. The adoption of this standard did not have a material impact on the condensed consolidated statements of income as substantially all of the Company’s leases are still classified as operating leases, which under the new guidance will continue to be recognized as expense on a straight-line basis. However, the adoption resulted in a significant gross-up in total assets and total liabilities on the Company’s condensed consolidated balance sheets. The Company recognized right-of-use assets of approximately $66.7 million and liabilities of approximately $76.9 million related to its operating leases which represents the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date.
The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company’s identified leases primarily consist of operating lease agreements for office space and certain equipment, as the lessee. Operating leases are included in lease right-of-use-assets, net and lease liabilities in the condensed consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for as a single lease component. Lease ROU assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Lease ROU assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate in determining the present value of future minimum lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the measurement of ROU assets and lease liabilities when it is reasonably certain that the Company will exercise those options.
Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of income. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheets. See note 13 for more information.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued.
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the condensed consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. See note 8 for additional information regarding the Company’s accounting for equity-based awards.
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the Partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, which are reflected within income tax expense in the condensed consolidated statements of income. As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50 percent likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as interest expense and general, administrative and other expenses, respectively, in the condensed consolidated statements of income. See note 9 for more information.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	June 30, 2021	March 31, 2021
Foreign currency translation adjustments	$270	$208
Unrealized loss on defined benefit plan, net	(55)	(53)
Accumulated other comprehensive income	$215	$155
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Recent Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies ASC 740 to simplify the accounting for income taxes. The guidance, among other changes, (i) provides a policy election to not allocate consolidated income taxes when a member of a consolidated tax return is not subject to income tax and (ii) provides guidance to evaluate whether a step-up in tax basis of goodwill relates to a business combination in which book goodwill was recognized or a separate transaction. This guidance is effective for annual and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this guidance on April 1, 2021. Adoption of this guidance did not have a material effect on the condensed consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and Advisory Fees, Net	2021	2020
Focused commingled funds	$24,150	$19,853
SMAs	40,605	30,722
Advisory and other services	13,255	12,863
Fund reimbursement revenues	51	62
Total management and advisory fees, net	$78,061	$63,500

	Three Months Ended June 30,
Incentive Fees	2021	2020
SMAs	$4,112	$3,589
Focused commingled funds	70	—
Total incentive fees	$4,182	$3,589

	Three Months Ended June 30,
Carried Interest Allocation	2021	2020
SMAs	$172,793	$(105,768)
Focused commingled funds	53,569	(22,734)
Total carried interest allocation	$226,362	$(128,502)
The increase (decrease) in carried interest allocation for the three months ended June 30, 2021 and 2020 was primarily attributable to net unrealized appreciation or depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended June 30,
Revenues(1)	2021	2020
United States	$50,655	$5,410
Non-U.S. countries	257,950	(66,823)
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three months ended June 30, 2021 and 2020, no individual client represented 10% or more of the Company’s management and advisory fees.
As of June 30, 2021 and March 31, 2021, the Company had $21.2 million and $13.9 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2021, the Company had recognized $0.3 million as revenue from amounts included in the deferred revenue balance as of March 31, 2021.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly-owned by the Company and include Swiss Capital, SRA and SRE. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $91.0 million and $65.3 million as of June 30, 2021 and March 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $51.6 million and $26.9 million as of June 30, 2021 and March 31, 2021, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of June 30, 2021, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	June 30, 2021	March 31, 2021
Investments in funds	$82,894	$74,379
Due from affiliates, net	3,907	4,218
Less: Amounts attributable to non-controlling interests in subsidiaries	7,441	7,488
Maximum exposure to loss	$79,360	$71,109

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
The Company’s equity method investments consist of the following:

	As of
	June 30, 2021	March 31, 2021
Investments in funds	$82,894	$74,379
Accrued carried interest allocations	1,072,673	896,523
Total investments	$1,155,567	$970,902
The Company recognized equity method income (loss) of $232.8 million and $(131.7) million for the three months ended June 30, 2021 and 2020, respectively, of which $226.4 million and $(128.5) million, respectively, related to carried interest allocations. The increase in carried interest allocation for the three months ended June 30, 2021 was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. The decrease in carried interest allocation for the three months ended June 30, 2020 was primarily attributable to unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of June 30, 2021, the Company’s investments in three SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 35% of the total accrued carried interest allocations balance as of that date. As of March 31, 2021, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 26% of the total accrued carried interest allocations balance as of that date.
Of the total accrued carried interest allocations balance as of June 30, 2021 and March 31, 2021, respectively, $562.5 million and $465.6 million were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of June 30, 2021 and March 31, 2021 and for the three months ended June 30, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of June 30, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,306	$1,306
Total liabilities	$—	$—	$1,306	$1,306

	As of March 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,541	$1,541
Total liabilities	$—	$—	$1,541	$1,541
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2021 and 2020.
The changes in the fair value of Level III financial instruments are set forth below:

	Three Months Ended June 30,
	2021	2020
Contingent Consideration Liability
Balance, beginning of period:	$1,541	$1,035
Additions	—	—
(Gain) loss on change in fair value	—	—
Settlements	(235)	(290)
Balance, end of period:	$1,306	$745

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$—	$—
The fair value of the contingent consideration liability is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liability primarily relate to the discount rates applied to the expected future payments of obligations, which ranged from 8.0% to 10.4% as of June 30, 2021. The contingent consideration liability is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liability are included in general, administrative and other expenses in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
7.    Intangibles and Goodwill
Intangible assets primarily consist of certain management contracts providing economic rights to management and advisory fees, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	June 30, 2021	March 31, 2021
Management contracts	$41,058	$41,058
Less: Accumulated amortization	(36,188)	(35,567)
Intangible assets, net	$4,870	$5,491
Amortization expense related to intangible assets was $0.6 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At June 30, 2021, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2022	$1,860
FY2023	1,768
FY2024	932
FY2025	242
FY2026	51
Thereafter	17
Total	$4,870
The carrying value of goodwill was $6.8 million as of June 30, 2021 and March 31, 2021. The Company determined there was no indication of goodwill impairment as of June 30, 2021 and March 31, 2021.
8.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2021	2,549,861	$18.54
Granted	1,746	$35.78
Vested	—	$—
Forfeited	(12,695)	$18.00
Balance as of June 30, 2021	2,538,912	$18.55
Unvested Partnership Units
All of the Class B2 units will automatically convert into Class B units upon final vesting in 2024 and unitholders will be entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. Prior to vesting, holders of Class B2 units do not have the right to receive any distributions from the Partnership, other than tax-related distributions.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of June 30, 2021, there were 2,566,566 unvested Class B2 units outstanding. During the three months ended June 30, 2021, none of the outstanding Class B2 units were forfeited. As of June 30, 2021, none of the outstanding Class B2 units were vested.
As of June 30, 2021, $43.5 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.4 years.
9.    Income Taxes
Prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes. Subsequent to the Reorganization and IPO, all income attributable to SSG is subject to U.S. corporate income taxes.
In connection with the exchanges of Class B units of the Partnership for Class A common stock by certain limited partners of the Partnership in June 2021, the Company’s ownership in the Partnership increased, which resulted in an increase to deferred tax assets in the amount of $16.9 million and a net decrease in the valuation allowance of $0.6 million. Additionally, in connection with the exchange transactions the Company recorded a corresponding Tax Receivable Agreements liability of $14.2 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. See note 12 for more information.
The Company’s effective tax rate was 10.2% and (2.3)% for the three months ended June 30, 2021 and 2020, respectively. The Company’s effective tax rate is dependent on many factors, including the jurisdictional mix of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of June 30, 2021, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
10.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock is presented for the three months ended June 30, 2021. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

Three Months Ended June 30, 2021
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$41,650
Incremental income from assumed vesting of RSUs	1,378
Incremental income from assumed vesting and exchange of Class B2 units	2,509
Net income attributable to StepStone Group Inc. – Diluted	$45,537

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	39,042,497
Assumed vesting of RSUs	1,353,755
Assumed vesting and exchange of Class B2 units	2,488,979
Weighted-average shares of Class A common stock outstanding – Diluted	42,885,231

Earnings per share of Class A common stock:
Basic	$1.07
Diluted	$1.06
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
The calculation of diluted earnings per share excludes 54,480,393 shares of Class B units of the Partnership, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
11.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $45.9 million and $37.3 million for the three months ended June 30, 2021 and 2020, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $226.4 million and $(128.5) million for the three months ended June 30, 2021 and 2020, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees, as set forth below.

	As of
	June 30, 2021	March 31, 2021
Amounts receivable from StepStone Funds	$6,165	$6,958
Amounts receivable from employees	654	516
Total due from affiliates	$6,819	$7,474
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	June 30, 2021	March 31, 2021
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$120,770	$107,216
Amounts payable to StepStone Funds	2,258	2,740
Distributions payable to certain employee equity holders of consolidated subsidiaries	3,566	3,566
Total due to affiliates	$126,594	$113,522
The Company made payments under the Tax Receivable Agreements of $0.6 million during the three months ended June 30, 2021.
12.    Stockholders’ Equity
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	38,437,500	56,378,831
Class A common stock issued in exchange for Class B partnership units	1,898,438	(1,898,438)
June 30, 2021	40,335,938	54,480,393
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of June 30, 2021, no shares of preferred stock were issued and outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In connection with the consummation of the IPO, the Partnership issued new partnership interests to certain StepStone professionals in SRA in exchange for their partnership interests in SRA, which increased the interest of the Partnership in SRA to approximately 49% and decreased the interest of the StepStone professionals in SRA to approximately 51%.
In June 2021, the Company issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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
In June 2020, SRA completed a transaction to repurchase partnership interests in SRA from a former partner for approximately $3.3 million, and subsequently sold an equal number of partnership interests to certain employees of SRA for approximately $3.3 million, resulting in no net proceeds to SRA.
Dividends and distributions are reflected in the condensed consolidated statements of stockholders’ equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to limited partners of the Partnership and holders of non-controlling interests in subsidiaries.
On June 15, 2021, the Company announced a dividend of $0.07 per share of Class A common stock, which was paid on July 15, 2021 to holders of record at the close of business on June 30, 2021.
13.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of June 30, 2021.
Lease Commitments
The Company leases offices in 19 cities in the United States, Canada, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2031, some of which may include options to extend or terminate the lease. As of June 30, 2021, there were no finance leases outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In June 2021, the Company executed an agreement to lease additional office space for its La Jolla office. The lessor is currently undergoing the build out for the additional office space and the Company expects to gain access to the additional space in January 2022. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $3.5 million over approximately 9 years.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

Three Months Ended June 30, 2021
Operating lease cost(1)	$2,674
Variable lease cost	259
Sublease income	(430)
Total lease cost	$2,503
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Occupancy expense related to office facility operating leases totaled $2.3 million for the three months ended June 30, 2020.
Supplemental cash flow information related to leases was as follows:

Three Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$1,874
Weighted-average remaining lease term for operating leases (in years)	8.4
Weighted-average discount rate for operating leases	2.7%
As of June 30, 2021, maturities of operating lease liabilities were as follows:

Remainder of FY2022	$8,015
FY2023	9,722
FY2024	10,251
FY2025	9,926
FY2026	9,938
Thereafter	36,862
Total lease liabilities	84,714
Less: Imputed interest	(9,202)
Total operating lease liabilities	$75,512
Unfunded Capital Commitments
As of June 30, 2021 and March 31, 2021, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $54.0 million and $60.5 million, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of June 30, 2021, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $129.9 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of June 30, 2021 and March 31, 2021. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
14.    Subsequent Events
In July 2021, the Company entered into a transaction agreement to acquire 100% of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”), for consideration of approximately $185 million in cash, 12,643,556 shares of Class A common stock and 3,114,723 newly issued Class C units of the Partnership. The transaction agreement also provides for the payment of up to $75 million of additional cash consideration as an earnout payment to the sellers, which would be payable in 2025 subject to achievement by Greenspring of certain management fee revenue targets for calendar year 2024. Greenspring is a leading venture capital and growth equity platform, and the acquisition of Greenspring is expected to expand the Company’s continued growth of its private markets capabilities across asset classes and geographies.
On August 10 2021, the Company announced a quarterly cash dividend of $0.07 per share of Class A common stock, payable on September 15, 2021 to holders of record as of the close of business on August 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q and our audited financial statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended March 31, 2021 filed with the SEC. This quarterly report reflects the historical results of operations and financial position of StepStone Group LP, our predecessor for accounting purposes, prior to the Reorganization and IPO. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of June 30, 2021, we oversaw approximately $465 billion of private markets allocations, including $90 billion of AUM and $375 billion of AUA.
We are a global firm and believe that local knowledge, business relationships and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 19 offices across 13 countries across five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of June 30, 2021, we had 586 total employees, including approximately 210 investment professionals and more than 370 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $67 billion of our AUM as of June 30, 2021.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $15 billion of our AUM as of June 30, 2021.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tool. Advisory relationships comprised $375 billion of our AUA and $7 billion of our AUM as of June 30, 2021.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $700 billion of client commitments as of June 30, 2021, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
•Increased competition and clients’ desire to work with fewer managers. There has been an increasing desire on the part of larger institutional investors to build deeper relationships with fewer private markets managers. At times, this has led to certain funds being oversubscribed due to the increasing flow of capital. Our ability to invest and maintain our relationships with high-performing fund managers across private markets asset classes is critical to our clients’ success and our ability to maintain our competitive position and grow our revenue.
Impact of COVID-19
In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) a global pandemic. The spread of COVID-19 throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread, which has led to significant disruption and uncertainty in the global financial markets. While some of the initial restrictions have been relaxed or lifted in an effort to generate more economic activity following progress on vaccine distribution, the risk of future COVID-19 outbreaks or worsening conditions remains, particularly with the introduction of the Delta variant, and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations have become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
We are closely monitoring developments related to COVID-19 and assessing any negative impacts to our business. The COVID-19 pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of March 31, 2021, adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2021. During the three months ended June 30, 2020, our investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and has subsequently seen significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the general recovery in the financial markets.

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
In July 2021, we entered into a transaction agreement to acquire 100% of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”), for consideration of approximately $185 million in cash, 12,643,556 shares of Class A common stock and 3,114,723 newly issued Class C units of the Partnership. The transaction agreement also provides for the payment of up to $75 million of additional cash consideration as an earnout payment to the sellers, which would be payable in 2025 subject to achievement by Greenspring of certain management fee revenue targets for calendar year 2024. Greenspring is a leading venture capital and growth equity platform, and the acquisition of Greenspring is expected to expand the continued growth of our private markets capabilities across asset classes and geographies.
Equity Transactions
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
In June 2021, we issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
Key Financial Measures
Our key financial measures are discussed below. Additional information regarding our significant accounting policies can be found in note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
We generate revenues primarily from management and advisory fees, incentive fees and allocations of carried interest.
Management and Advisory Fees, Net
Management and advisory fees, net, consist of fees received from managing SMAs and focused commingled funds, advisory and data services, and portfolio analytics and reporting.
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.40% of average FEAUM for the twelve months ended June 30, 2020 and 2021, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.90% and 0.92% of average FEAUM for the twelve months ended June 30, 2020 and 2021, respectively, and primarily reflected the timing of new funds and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% of average FEAUM for the twelve months ended June 30, 2020 and 2021.
•Fee revenues from advisory, StepStone Portfolio Analytics & Reporting (“SPAR”) or SPI services are generally annual fixed fees, which vary based on the scope of services we provide. We also provide certain project-based or event-driven advisory services. The fees for these services are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service. Because advisory fees are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service, advisory fees do not necessarily correlate with the total size of our AUA.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. As of June 30, 2021, we had over $43 billion of performance fee-eligible capital across approximately 130 programs, of which approximately 90 were in accrued carried interest positions.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued.
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
Interest income consists of income earned on cash and cash equivalents, restricted cash and certificates of deposit.
Interest expense primarily consisted of the interest expense on our previously outstanding debt and related amortization of deferred financing costs and amortization of original issue discount.
Other income (loss) includes foreign currency transaction gains and losses and non-operating activities.

Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Partnership. Prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and therefore were generally not subject to U.S. federal and state income taxes. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the Partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level. Accordingly, the tax liability with respect to income attributable to non-controlling interests in the Partnership is borne by the holders of such non-controlling interests.

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
Key Operating Metrics
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

Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of June 30, 2021 reflects final data for the prior period (March 31, 2021), adjusted for net new client account activity through June 30, 2021. NAV data for underlying investments is as of March 31, 2021, as reported by underlying managers up to 115 days following March 31, 2021. When NAV data is not available by 115 days following March 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of June 30, 2021 reflects final data for the prior period (March 31, 2021), adjusted for net new client account activity through June 30, 2021. NAV data for underlying investments is as of March 31, 2021, as reported by underlying managers up to 115 days following March 31, 2021. When NAV data is not available by 115 days following March 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
Beginning in the quarter ended March 31, 2021, we modified our AUA computation to include, with respect to our advisory clients, the portion of their portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. Prior period amounts have not been recast for this change because comparable historical data does not exist. The change resulted in an increase to AUA of approximately $70 billion for the quarter ended March 31, 2021.
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
Key Non-GAAP Financial Measures
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
Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units in the Partnership are exchanged for Class A common stock in SSG, including the dilutive impact of outstanding equity-based awards. ANI per share is calculated as ANI divided by adjusted shares outstanding. We believe ANI per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.

Consolidated Results of Operations
The following is a discussion of our unaudited consolidated results of operations for the periods presented. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
(in thousands)	2021	2020
Revenues
Management and advisory fees, net	$78,061	$63,500
Performance fees:
Incentive fees	4,182	3,589
Carried interest allocation:
Realized allocation	49,963	3,638
Unrealized allocation	176,399	(132,140)
Total carried interest allocation	226,362	(128,502)
Total revenues	308,605	(61,413)
Expenses
Compensation and benefits:
Cash-based compensation	42,671	39,653
Equity-based compensation	3,743	483
Performance fee-related compensation:
Realized	25,308	2,900
Unrealized	85,572	(68,675)
Total performance fee-related compensation	110,880	(65,775)
Total compensation and benefits	157,294	(25,639)
General, administrative and other	16,430	10,507
Total expenses	173,724	(15,132)
Other income (expense)
Investment income (loss)	6,424	(3,178)
Interest income	80	94
Interest expense	(6)	(2,057)
Other income (loss)	(437)	220
Total other income (expense)	6,061	(4,921)
Income (loss) before income tax	140,942	(51,202)
Income tax expense	14,423	1,158
Net income (loss)	126,519	(52,360)
Less: Net income attributable to non-controlling interests in subsidiaries	5,614	4,093
Less: Net income (loss) attributable to non-controlling interests in the Partnership	79,255	(56,453)
Net income attributable to StepStone Group Inc.	$41,650	$—
Revenues
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total revenues increased $370.0 million to $308.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to higher carried interest allocation, net management and advisory fees and incentive fees.

Net management and advisory fees increased $14.6 million, or 23%, to $78.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was driven by new client activity and a 27% growth in FEAUM across the platform, including retroactive fees of $0.9 million from additional closes for StepStone’s growth equity fund. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $0.6 million, or 17%, to $4.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to higher realizations.
Realized carried interest allocation revenues increased $46.3 million, or 1,273%, to $50.0 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $354.9 million to $226.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase in unrealized carried interest allocation for the three months ended June 30, 2021 primarily reflected an increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds, as compared with a decrease in unrealized carried interest allocation for the three months ended June 30, 2020 primarily attributable to unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19 within our private equity funds in the prior year.
For fiscal 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced a decline during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and have subsequently seen a significant increase, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments primarily driven by the continued recovery in global financial markets.
Expenses
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Total expenses increased $188.9 million, to $173.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, reflecting increases in performance fee-related compensation, equity-based compensation, cash-based compensation and general, administrative and other expenses.
Cash-based compensation increased $3.0 million, or 8%, to $42.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, due to increased staffing and compensation levels. Our full-time headcount increased 11% from June 30, 2020 to June 30, 2021.
Equity-based compensation increased $3.3 million, or 675%, to $3.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was attributable to the grant of restricted stock units (“RSUs”) made to certain employees and directors in connection with our IPO in September 2020, and therefore no comparable expense was incurred in the prior year period.
Performance fee-related compensation expense increased $176.7 million to $110.9 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $22.4 million, or 773%, to $25.3 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily reflecting higher realization activity

General, administrative and other expenses increased $5.9 million, or 56%, to $16.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase primarily reflected $3.5 million in transaction costs, $1.4 million in professional fees, $1.1 million in insurance costs, $0.4 million in occupancy costs and other general operating expenses. These increases were primarily offset by a decrease of $0.7 million in marketing expenses. We anticipate travel and other expenses will return to prior levels as the COVID-19 situation improves, and that costs associated with being a public company will continue to be reflected in our expenses going forward.
Other Income (Expense)
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Investment income (loss) increased $9.6 million to $6.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $14,000, or 15%, to $80,000 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.
Interest expense decreased $2.1 million, or approximately 100%, to $6,000 for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan in connection with the IPO in September 2020.
Other income (loss) decreased $0.7 million to a loss of $0.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily reflecting net foreign currency transaction losses and losses related to the write-off of certain property and equipment.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries. Prior to the Reorganization and IPO, income tax expense consisted of local income taxes and foreign income taxes for subsidiaries that have operations outside of the United States, as the Partnership is treated as a flow-through entity and is not subject to U.S. federal and state income taxes.
Our effective income tax rate was 10.2% and (2.3)% for the three months ended June 30, 2021 and 2020, respectively. Our effective tax rate is dependent on many factors, including the jurisdictional mix of income subject to tax. Consequently, the effective tax rate can vary from period to period. Our overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes at the Partnership level.
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Income tax expense increased $13.3 million, or 1,146%, to $14.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily related to U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership for the three months ended June 30, 2021. For the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes at the Partnership level resulting in lower income tax expense in the prior year period.

Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $1.5 million, or 37%, to $5.6 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B unitholders of the Partnership. Net income attributable to non-controlling interests in the Partnership was $79.3 million for the three months ended June 30, 2021. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Operating Metrics
Assets Under Management
AUM was $66 billion as of June 30, 2020, $86 billion as of March 31, 2021 and $90 billion as of June 30, 2021.
Assets Under Advisement
Assets related to our advisory accounts were $226 billion as of June 30, 2020, $340 billion as of March 31, 2021 and $375 billion as of June 30, 2021. As described under “Key Operating Metrics—Assets Under Advisement,” we modified our calculation of AUA beginning in the quarter ended March 31, 2021 to include, with respect to our advisory clients, the portion of their portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. This change increased AUA by approximately $70 billion for the quarter ended March 31, 2021. Prior period amounts have not been recast for this change because such historical data does not exist.
Fee-Earning AUM
Three Months Ended June 30, 2021
FEAUM increased $1 billion, or 2%, to approximately $53 billion as of June 30, 2021 as compared to approximately $52 billion as of March 31, 2021. The increase was primarily attributable to SMAs.

	Three Months Ended June 30, 2021
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$40,561	$11,447	$52,008
Contributions(1)	1,316	233	1,549
Distributions(2)	(335)	(90)	(425)
Market value, FX and other(3)	(129)	(96)	(225)
Ending balance	$41,413	$11,494	$52,907
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	June 30, 2021	March 31, 2021	June 30, 2020
FEAUM
Private equity	$24,982	$24,533	$20,129
Infrastructure	12,806	12,605	11,348
Private debt	10,628	10,483	6,762
Real estate	4,491	4,387	3,497
Total	$52,907	$52,008	$41,736

	As of
	June 30, 2021	March 31, 2021	June 30, 2020
Weighted-average fee rate(1)
Private equity(2)	0.62%	0.62%	0.67%
Real estate, infrastructure and private debt asset classes(3)	0.44%	0.42%	0.37%
Total	0.52%	0.52%	0.52%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.
Undeployed Fee-Earning Capital
As of June 30, 2021, we had $13.6 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or active.

Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended June 30,
(in thousands)	2021	2020
Management and advisory fees, net	$78,061	$63,500
Less:
Cash-based compensation	42,671	39,653
Equity-based compensation(1)	108	—
General, administrative and other(2)	16,430	10,507
Plus:
Amortization of intangibles	620	835
Non-core items(3)	3,655	4,005
Fee-related earnings(2)	23,127	18,180
Plus:
Realized carried interest allocations	49,963	3,638
Incentive fees	4,182	3,589
Deferred incentive fees	4,042	3,546
Realized investment income	2,411	1,015
Interest income	80	94
Other income (loss)(2)	(437)	220
Less:
Realized performance fee-related compensation	25,308	2,900
Interest expense	6	2,057
Income attributable to non-controlling interests in subsidiaries(4)	5,720	4,686
Pre-tax adjusted net income	52,334	20,639
Less: Income taxes(5)	11,801	5,160
Adjusted net income	$40,533	$15,479
_______________________________
(1)Reflects equity-based compensation for awards granted subsequent to the IPO.
(2)Beginning in the quarter ended December 31, 2020, foreign currency transaction gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements. We have revised prior periods presented to reflect this reclassification ($0.2 million for the three months ended June 30, 2020).
(3)Includes transaction costs ($3.5 million for the three months ended June 30, 2021) and severance costs ($0.1 million and $4.0 million for the three months ended June 30, 2021 and 2020, respectively).
(4)Includes income attributable to non-controlling interests in subsidiaries net of non-controlling interest portion of unrealized investment income (loss) ($(0.1) million and $(0.6) million for the three months ended June 30, 2021 and 2020, respectively).
(5)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three months ended June 30, 2021. The 22.6% rate for the three months ended June 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, the blended statutory rate of 25.0% has been applied to all periods presented for comparability purposes.

Adjusted Revenues and Adjusted Net Income
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Adjusted revenues increased $62.0 million, or 83%, to $136.2 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees.
ANI increased $25.1 million, or 162%, to $40.5 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily due to the increase in FRE as discussed below, as well as higher net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation), and lower interest expense. These increases were partially offset by a higher allocation of income to non-controlling interests.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three months ended June 30, 2021 and 2020. As Class A common stock did not exist prior to the Reorganization and IPO, the number of adjusted shares outstanding used in the computation of ANI per share for all prior year periods presented reflect the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.

	Three Months Ended June 30,
	2021	2020
(in thousands, except share and per share amounts)
Adjusted net income	$40,533	$15,479

Weighted-average shares of Class A common stock outstanding – Basic(1)	39,042,497	29,237,500
Assumed vesting of RSUs(1)	1,353,755	745,347
Assumed vesting and exchange of Class B2 units(1)	2,488,979	2,411,318
Exchange of Class B units in the Partnership(1)(2)	55,773,834	65,578,831
Adjusted shares(1)	98,659,065	97,972,996

Adjusted net income per share	$0.41	$0.16
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
Fee-Related Earnings
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
FRE increased $4.9 million, or 27%, to $23.1 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020, primarily reflecting higher net management and advisory fees, partially offset by higher general, administrative and other expenses and cash-based compensation.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended June 30,
(in thousands)	2021	2020
Total revenues	$308,605	$(61,413)
Unrealized carried interest allocations	(176,399)	132,140
Deferred incentive fees	4,042	3,546
Adjusted revenues	$136,248	$74,273
The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2021	2020
Income before income tax	$140,942	$(51,202)
Net income attributable to non-controlling interests in subsidiaries(1)	(5,720)	(4,686)
Unrealized carried interest allocation revenue	(176,399)	132,140
Unrealized performance fee-related compensation	85,572	(68,675)
Unrealized investment income	(4,013)	4,193
Deferred incentive fees	4,042	3,546
Equity-based compensation(2)	3,635	483
Amortization of intangibles	620	835
Non-core items(3)	3,655	4,005
Pre-tax adjusted net income	52,334	20,639
Income taxes(4)	(11,801)	(5,160)
Adjusted net income	40,533	15,479
Income taxes(4)	11,801	5,160
Realized carried interest allocation revenue	(49,963)	(3,638)
Realized performance fee-related compensation	25,308	2,900
Realized investment income	(2,411)	(1,015)
Incentive fees	(4,182)	(3,589)
Deferred incentive fees	(4,042)	(3,546)
Interest income	(80)	(94)
Interest expense	6	2,057
Other (income) loss(5)	437	(220)
Net income attributable to non-controlling interests in subsidiaries(1)	5,720	4,686
Fee-related earnings	$23,127	$18,180
_______________________________
(1)Includes income attributable to non-controlling interests in subsidiaries net of non-controlling interest portion of unrealized investment income (loss) ($(0.1) million and $(0.6) million for the three months ended June 30, 2021 and 2020, respectively).
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes transaction costs ($3.5 million for the three months ended June 30, 2021) and severance costs ($0.1 million and $4.0 million for the three months ended June 30, 2021 and 2020, respectively).

(4)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three months ended June 30, 2021. The 22.6% rate for the three months ended June 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, the blended statutory rate of 25.0% has been applied to all prior periods presented for comparability purposes.
(5)Beginning in the quarter ended December 31, 2020, foreign currency transaction gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements. We have revised prior periods presented to reflect this reclassification ($0.2 million for the three months ended June 30, 2020).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through March 31, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of March 31, 2021;

•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of March 31, 2021 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	17.8%	1.6x	Core/Core+ fund investments	8.0%	1.4x	Primaries	9.2%	Direct lending (Gross)(8)	7.3%
Secondaries	19.7%	1.5x	Value-add/opportunistic fund investments	9.2%	1.3x	Secondaries	12.8%	Distressed debt (Gross)(8)	9.4%
Co-investments	24.2%	1.8x	Real estate debt fund investments	6.2%	1.1x	Co-investments(6)	7.8%	Other (Gross)(8,9)	9.1%
			Value-add/opportunistic secondaries & co-investments	15.0%	1.3x			Private debt gross track record(8)	8.2%
								Private debt net track record	7.4%
_______________________________
(1)Private Equity includes 1,147 investments totaling $107.8 billion of capital commitments and excludes (i) two advisory co-investments and 125 client-directed investments, totaling $100.0 million and $11.0 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of March 31, 2021, as reported by underlying managers up to 115 days following March 31, 2021. For investment returns where NAV data is not available by 115 days following March 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.

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
(4)Real Estate includes 395 investments totaling $60.6 billion of capital commitments and excludes (i) 35 client-directed investments, totaling $4.4 billion of capital commitments, (ii) three secondary core/core+ investments, totaling $181.4 million, (iii) four advisory fund investments totaling $462.7 million, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 136 investments totaling $25.5 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and 11 client-directed investments, totaling $501.9 million and $836.9 million, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 554 investments totaling $26.8 billion of capital commitments and excludes (i) 23 client-directed investments, totaling $1.5 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly net asset value for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of March 31, 2021, as reported by underlying managers up to 115 days following March 31, 2021. For investment returns where NAV data is not available by 115 days following March 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
As of June 30, 2021, we had $222.6 million of cash, cash equivalents and restricted cash and $1,155.6 million of investments in StepStone Funds, including $1,072.7 million of accrued carried interest allocations, against $562.5 million in accrued carried interest-related compensation payable. As of June 30, 2021, we had no debt obligations outstanding.

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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Three Months Ended June 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$75,123	$28,921
Net cash used in investing activities	(5,660)	(1,610)
Net cash used in financing activities	(30,547)	(26,629)
Effect of exchange rate changes	(188)	90
Net increase in cash, cash equivalents and restricted cash	$38,728	$772
Operating Activities
Operating activities provided $75.1 million and $28.9 million of cash for the three months ended June 30, 2021 and 2020, respectively. For the three months ended June 30, 2021 and 2020, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocation, unrealized performance fee-related compensation, and unrealized investment income), of $49.6 million and $17.3 million; and
•net change in operating assets and liabilities of $25.6 million and $11.6 million.
Investing Activities
Investing activities used $5.7 million and $1.6 million of cash for the three months ended June 30, 2021 and 2020, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $4.5 million and $1.3 million; and
•purchases of fixed assets of $1.2 million and $0.3 million.
Financing Activities
Financing activities used $30.5 million and $26.6 million of cash for the three months ended June 30, 2021 and 2020, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $0 million and $3.3 million;
•payment of deferred offering costs of $1.1 million, $0 million;
•payments on term loan of $0 million and $0.4 million; and

•distributions to non-controlling interests of $29.5 million and $29.3 million.
Equity Transactions
In June 2020, StepStone Group Real Assets LP (“SRA”) completed a transaction to repurchase partnership interests in SRA from a former partner for approximately $3.3 million, and subsequently sold an equal number of partnership interests to certain employees of SRA for approximately $3.3 million, resulting in no net proceeds to SRA.
In connection with the consummation of the IPO, we issued new partnership interests to certain StepStone professionals in SRA in exchange for their partnership interests in SRA, which increased our interest in SRA to approximately 49% and decreased the interest of the StepStone professionals in SRA to approximately 51%.
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
In June 2021, we issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On June 15, 2021, we announced a dividend of $0.07 per share of Class A common stock, which was paid on July 15, 2021 to holders of record at the close of business on June 30, 2021.
On August 10 2021, we announced a dividend of $0.07 per share of Class A common stock, payable on September 15, 2021 to holders of record as of the close of business on August 31, 2021.
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
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to clients in our funds that are not reflected in our condensed consolidated financial statements. See notes 4 and 13, respectively, to our condensed consolidated financial statements included elsewhere in this quarterly report for information on variable interest entities and commitments and contingencies.
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
See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements in our Form 10-K for the year ended March 31, 2021 for a summary of our significant accounting policies.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of June 30, 2021, NAV-based management fees represented approximately 2% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of June 30, 2021 would result in an approximate $0.7 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of June 30, 2021, we had $16.8 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of June 30, 2021, the maximum amount of carried interest allocation subject to contingent repayment was an estimated $129.9 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments held as of June 30, 2021, we estimate that a 10% decline in fair value of the investments would result in a $8.3 million decrease in the amount of income.
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
Interest Rate Risk
As of June 30, 2021, there were no debt obligations outstanding. Of the $222.6 million of cash, cash equivalents and restricted cash as of June 30, 2021, we estimate that interest income would increase by $2.2 million on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 13, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Not applicable.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative.	8-K	2.1	7/07/2021	001-39510
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
10.1	Commitment Letter, dated as of July 7, 2021, by and among StepStone Group Inc. and JP Morgan Chase Bank, N.A.	8-K	10.1	7/07/2021	001-39510
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2021.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)