Form 10-Q
period 2021-09-30
StepStone Group Inc.
filed 2021-11-12
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 9, 2021, there were 55,735,256 shares of the registrant’s Class A common stock, par value $0.001, and 52,393,112 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
• “StepStone Funds” or “our funds” refers to our focused commingled funds and our separately managed accounts including acquired Greenspring funds, for which we act as both investment adviser and general partner or managing member;
• references to the “Greenspring acquisition” refer to the acquisition of Greenspring Associates, Inc. and certain of its affiliates, “Greenspring,” that was completed on September 20, 2021;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$175,015	$179,886
Restricted cash	1,016	3,977
Fees and accounts receivable	34,264	32,096
Due from affiliates	10,236	7,474
Investments:
Investments in funds	90,325	74,379
Accrued carried interest allocations	1,215,919	896,523
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,208,693	—
Deferred income tax assets	678	89,439
Lease right-of-use assets, net	65,476	—
Other assets and receivables	26,760	24,715
Intangibles, net	420,132	5,491
Goodwill	582,973	6,792
Total assets	$3,831,487	$1,320,772
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$69,197	$47,723
Accrued compensation and benefits	65,492	34,224
Accrued carried interest-related compensation	638,754	465,610
Legacy Greenspring accrued carried interest-related compensation(1)	989,607	—
Due to affiliates	148,234	113,522
Lease liabilities	75,806	—
Debt obligations	112,644	—
Total liabilities	2,099,734	661,079
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 650,000,000 authorized; 55,735,256 and 38,437,500 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	56	38
Class B common stock, $0.001 par value, 125,000,000 authorized; 52,393,112 and 56,378,831 issued and outstanding as of September 30, 2021 and March 31, 2021, respectively	53	57
Additional paid-in capital	525,118	188,751
Retained earnings	158,131	60,407
Accumulated other comprehensive income	268	155
Total StepStone Group Inc. stockholders’ equity	683,626	249,408
Non-controlling interests in subsidiaries	24,558	25,885
Non-controlling interests in legacy Greenspring entities(1)	219,086	—
Non-controlling interests in the Partnership	804,483	384,400
Total stockholders’ equity	1,731,753	659,693
Total liabilities and stockholders’ equity	$3,831,487	$1,320,772
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2021	March 31, 2021
Assets
Cash and cash equivalents	$18,674	$16,833
Restricted cash	1,016	1,074
Fees and accounts receivable	27,829	25,282
Due from affiliates	3,045	3,467
Investments in funds	16,216	13,658
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,208,693	—
Deferred income tax assets	678	671
Lease right-of-use assets, net	18,424	—
Other assets and receivables	3,551	4,340
Total assets	$1,298,126	$65,325

Liabilities
Accounts payable, accrued expenses and other liabilities	$9,395	$10,370
Accrued compensation and benefits	24,309	14,705
Legacy Greenspring accrued carried interest-related compensation(1)	989,607	—
Due to affiliates	1,059	1,854
Lease liabilities	18,536	—
Total liabilities	$1,042,906	$26,929
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues
Management and advisory fees, net	$83,583	$75,652	$161,644	$139,152
Performance fees:
Incentive fees	1,796	1,196	5,978	4,785
Carried interest allocations:
Realized	52,531	8,556	102,494	12,194
Unrealized	143,855	157,509	320,254	25,369
Total carried interest allocations	196,386	166,065	422,748	37,563
Legacy Greenspring carried interest allocations(1)	—	—	—	—
Total revenues	281,765	242,913	590,370	181,500
Expenses
Compensation and benefits:
Cash-based compensation	43,881	37,473	86,552	77,126
Equity-based compensation	3,213	952	6,956	1,435
Performance fee-related compensation:
Realized	26,781	4,811	52,089	7,711
Unrealized	74,206	78,533	159,778	9,858
Total performance fee-related compensation	100,987	83,344	211,867	17,569
Legacy Greenspring performance fee-related compensation(1)	—	—	—	—
Total compensation and benefits	148,081	121,769	305,375	96,130
General, administrative and other	25,320	11,356	41,750	21,863
Total expenses	173,401	133,125	347,125	117,993
Other income (expense)
Investment income	7,187	4,325	13,611	1,147
Legacy Greenspring investment income(1)	—	—	—	—
Interest income	206	165	286	259
Interest expense	(88)	(5,270)	(94)	(7,327)
Other income (loss)	(1,952)	242	(2,389)	462
Total other income (expense)	5,353	(538)	11,414	(5,459)
Income before income tax	113,717	109,250	254,659	58,048
Income tax expense (benefit)	(14,145)	881	278	2,039
Net income	127,862	108,369	254,381	56,009
Less: Net income attributable to non-controlling interests in subsidiaries	6,032	9,045	11,646	13,138
Less: Net income attributable to non-controlling interests in legacy Greenspring entities(1)	—	—	—	—
Less: Net income attributable to non-controlling interests in the Partnership	59,756	100,114	139,011	43,661
Net income (loss) attributable to StepStone Group Inc.	$62,074	$(790)	$103,724	$(790)
Net income (loss) per share of Class A common stock:
Basic	$1.49	$(0.03)	$2.57	$(0.03)
Diluted	$1.45	$(0.03)	$2.50	$(0.03)
Weighted-average shares of Class A common stock:
Basic	41,745,492	29,237,500	40,401,379	29,237,500
Diluted	45,908,361	29,237,500	44,405,055	29,237,500
(1)Reflects the net effect of gross realized gains and the reversal of such amounts in unrealized gains. See notes 3, 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income	$127,862	$108,369	$254,381	$56,009
Other comprehensive income:
Foreign currency translation adjustment	143	275	391	537
Total other comprehensive income	143	275	391	537
Comprehensive income before non-controlling interests	128,005	108,644	254,772	56,546
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	6,101	9,185	11,842	13,412
Less: Comprehensive income attributable to non-controlling interests in legacy Greenspring entities	—	—	—	—
Less: Comprehensive income attributable to non-controlling interests in the Partnership	59,797	100,271	139,124	43,946
Comprehensive income (loss) attributable to StepStone Group Inc.	$62,107	$(812)	$103,806	$(812)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2021	$40	$55	$205,561	$99,057	$215	$26,585	$—	$429,622	$761,135
Net income	—	—	—	62,074	—	6,032	—	59,756	127,862
Other comprehensive income	—	—	—	—	33	69	—	41	143
Contributed capital	—	—	—	—	—	—	—	21	21
Equity-based compensation	—	—	1,385	—	—	—	—	1,829	3,214
Distributions	—	—	—	—	—	(7,540)	—	(18,807)	(26,347)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(3,000)	—	—	—	—	(3,000)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,744	558,599
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(2)	—	—	—	—	—	(2)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	219,086	—	219,086
Equity reallocation between controlling and non-controlling interests	—	—	27,294	—	20	914	—	(28,228)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, net of amounts payable under Tax Receivable Agreements(1)	—	—	(41,151)	—	—	—	—	—	(41,151)
Balance at September 30, 2021	$56	$53	$525,118	$158,131	$268	$24,558	$219,086	$804,483	$1,731,753

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	103,724	—	11,646	—	139,011	254,381
Other comprehensive income	—	—	—	—	82	196	—	113	391
Contributed capital	—	—	—	—	—	—	—	42	42
Equity-based compensation	—	—	2,931	—	—	4	—	4,021	6,956
Distributions	—	—	—	—	—	(12,585)	—	(43,249)	(55,834)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(6,000)	—	—	—	—	(6,000)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,744	558,599
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	4	(4)	(4)	—	—	—	—	—	(4)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	219,086	—	219,086
Equity reallocation between controlling and non-controlling interests	—	—	39,159	—	31	914	—	(40,104)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, net of amounts payable under Tax Receivable Agreements(1)	—	—	(37,750)	—	—	—	—	—	(37,750)
Balance at September 30, 2021	$56	$53	$525,118	$158,131	$268	$24,558	$219,086	$804,483	$1,731,753
(1)See notes 10, 13 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at June 30, 2020	$134,907	$—	$—	$—	$—	$306	$20,848	$—	$156,061
Net income prior to Reorganization and IPO	101,718	—	—	—	—	—	8,335	—	110,053
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	207	216	—	423
Contributed capital prior to Reorganization and IPO	12	—	—	—	—	—	—	—	12
Equity-based compensation prior to Reorganization and IPO	240	—	—	—	—	—	2	—	242
Distributions prior to Reorganization and IPO	(25,235)	—	—	—	—	—	(9,044)	—	(34,279)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Deferred IPO costs	—	—	—	(2,981)	—	—	—	(6,686)	(9,667)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(103,063)	—	—	—	103,063	—
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under Tax Receivable Agreements	—	—	—	(7,128)	—	—	—	—	(7,128)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	(790)	—	710	(1,604)	(1,684)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	(22)	(76)	(50)	(148)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	219	—	—	2	489	710
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(12)	—	(12)
Balance at September 30, 2020	$—	$29	$66	$120,278	$(790)	$(22)	$20,729	$284,105	$424,395
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at March 31, 2020	$216,051	$—	$—	$—	$—	$178	$20,738	$—	$236,967
Net income prior to Reorganization and IPO	45,265	—	—	—	—	—	12,428	—	57,693
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	335	350	—	685
Contributed capital prior to Reorganization and IPO	27	—	—	—	—	—	—	—	27
Equity-based compensation prior to Reorganization and IPO	723	—	—	—	—	—	2	—	725
Sale of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	3,308	—	3,308
Purchase of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	(3,308)	—	(3,308)
Distributions prior to Reorganization and IPO	(50,424)	—	—	—	—	—	(13,161)	—	(63,585)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Deferred IPO costs	—	—	—	(2,981)	—	—	—	(6,686)	(9,667)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(103,063)	—	—	—	103,063	—
Deferred tax effect resulting from purchase of Class B units, net of amounts payable under Tax Receivable Agreements	—	—	—	(7,128)	—	—	—	—	(7,128)
Net income (loss) subsequent to Reorganization and IPO	—	—	—	—	(790)	—	710	(1,604)	(1,684)
Other comprehensive loss subsequent to Reorganization and IPO	—	—	—	—	—	(22)	(76)	(50)	(148)
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	219	—	—	2	489	710
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(12)	—	(12)
Balance at September 30, 2020	$—	$29	$66	$120,278	$(790)	$(22)	$20,729	$284,105	$424,395
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$254,381	$56,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,626	2,767
Unrealized carried interest allocations and investment income	(329,031)	(24,848)
Unrealized performance fee-related compensation	159,778	9,858
Write-off / amortization of deferred financing costs	—	3,856
Equity-based compensation	6,956	1,435
Change in deferred income taxes	(3,700)	41
Other non-cash activities	1,852	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(1,897)	(2,365)
Due from affiliates	(2,357)	4,438
Other assets and receivables	2,788	3,500
Accounts payable, accrued expenses and other liabilities	(1,514)	2,796
Accrued compensation and benefits	31,268	24,633
Accrued carried interest-related compensation	13,367	(1,841)
Due to affiliates	(640)	2,583
Lease right-of-use assets, net and lease liabilities	17	—
Net cash provided by operating activities	134,894	82,862

Cash flows from investing activities
Contributions to investments	(10,927)	(5,864)
Distributions received from investments	3,749	862
Cash paid for Greenspring acquisition, net of cash acquired	(181,529)	—
Purchases of property and equipment	(1,321)	(745)
Other investing activities	31	—
Net cash used in investing activities	(189,997)	(5,747)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from financing activities
Sale of non-controlling interests	$—	$3,308
Proceeds from capital contributions from non-controlling interests	42	27
Proceeds from IPO, net of underwriting discount	—	337,798
Proceeds from revolving credit facility	185,000	—
Deferred financing costs	(2,356)	—
Purchase of non-controlling interests	(3,046)	(131,294)
Payment of deferred offering costs	(1,079)	(5,899)
Principal payments on term loan	—	(147,000)
Payments on revolving credit facility	(70,000)	—
Distributions to non-controlling interests	(55,834)	(63,597)
Dividends paid to common stockholders	(5,646)	—
Other financing activities	(4)	(526)
Net cash provided by (used in) financing activities	47,077	(7,183)
Effect of foreign currency exchange rate changes	194	(44)
Net increase (decrease) in cash, cash equivalents and restricted cash	(7,832)	69,888
Cash, cash equivalents and restricted cash at beginning of period	183,863	89,939
Cash, cash equivalents and restricted cash at end of period	$176,031	$159,827

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$354	$—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, net of amounts payable under Tax Receivable Agreements	(37,750)	7,128
Accrued deferred offering costs	—	3,768
Establishment of lease liabilities in exchange for lease right-of-use assets	79,478	—
Class A common stock issued for Greenspring acquisition	558,598	—
Class C Partnership units issued for Greenspring acquisition	135,239	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$175,015	$156,908
Restricted cash	1,016	2,919
Total cash, cash equivalents and restricted cash	$176,031	$159,827
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
The Company, through its subsidiaries, acts as the investment advisor and general partner or managing member to separately managed accounts (“SMAs”) and focused commingled funds, including acquired Greenspring funds (collectively, the “StepStone Funds”).
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
Initial Public Offering and Greenspring Acquisition
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
In connection with the Greenspring acquisition (see note 14), the Company issued 12,686,756 shares of its Class A common stock and the Partnership issued 3,071,519 newly created Class C units of the Partnership, each of which is exchangeable into one share of Class A common stock, in each case subject to certain adjustments and restrictions (see note 13).
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of September 30, 2021, SSG held approximately 50.1% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unit holders.
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
The Company provides investment advisory services to the StepStone Funds, which have third-party clients. These funds are investment companies and are typically organized as limited partnerships or limited liability companies for which the Company, through its operating subsidiaries, acts as the general partner or managing member. A limited partnership or similar entity is a VIE if the unaffiliated limited partners or members do not have substantive rights to terminate or liquidate the fund or remove the general partner or substantive rights to participate. Certain StepStone Funds are VIEs because they have not granted unaffiliated limited partners or members substantive rights to terminate the fund or remove the general partner or substantive rights to participate. The Company does not consolidate these StepStone Funds because it is not the primary beneficiary of those funds, primarily because its fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and it does not hold any other interests in those funds that are considered more than insignificant.
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
In connection with the Greenspring acquisition, the Company, indirectly through its subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). The Company did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. The Company determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, the Company consolidates these entities.
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
Non-controlling interests in legacy Greenspring entities represent the economic interests in the legacy Greenspring general partner entities. The Company did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities.
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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending September 30, 2021, the Company used the June 30, 2021 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2021, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2021.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Continuing Impact of COVID-19
The COVID-19 pandemic has continued to impact the global economy and financial markets. With the spread of the Delta variant, restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations have become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. The Company is continuing to closely monitor developments related to COVID-19 and assessing any negative impacts to the Company’s business. In particular, it is possible that the Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fees. As the global response and ongoing nature of COVID-19 evolves, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility and contingent consideration balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration balances.
Restricted Cash
Restricted cash consists of cash that the Company is contractually obligated to maintain to secure its letters of credit used primarily related to its office facilities and other obligations.
Investments
Investments primarily include the Company’s ownership interests in the StepStone Funds, as general partner or managing member of such funds. The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, but not control, including the StepStone Funds, using the equity method of accounting. The carrying value of these equity method investments is determined based on amounts invested by the Company, adjusted for the Company’s share in the earnings or losses of each investee, after consideration of contractual arrangements that govern allocations of income or loss (including carried interest allocations), less distributions received. Investments include the Company’s cumulative accrued carried interest allocations from the StepStone Funds, which primarily represent performance-based capital allocations, assuming the StepStone Funds were liquidated as of each reporting date in accordance with the funds’ governing documents. Legacy Greenspring investments in funds and accrued carried interest allocations represent the economic interests held by the legacy Greenspring general partner entities in certain funds for which the Company does not have any direct economic interests. All of the economics in respect of such interests are payable to employees and are therefore reflected as non-controlling interests in legacy Greenspring entities and legacy Greenspring performance fee-related compensation. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable.
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
Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of income. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheets. See note 15 for more information.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are revalued to fair value each reporting period. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general, administrative and other expenses in the condensed consolidated statements of income.
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of September 30, 2021.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and six months ended September 30, 2021 and 2020.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill.
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
Legacy Greenspring carried interest allocations reflect the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. The Company accounts for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. The Company does not hold any direct economic interests in the legacy Greenspring general partner entities and thus is not entitled to any carried interest allocation from the legacy funds. All of the carried interest allocations in respect of the legacy Greenspring funds are payable to employees who are considered affiliates of the Company and are therefore reflected as legacy Greenspring performance fee-related compensation in the condensed consolidated statements of income. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued.
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
Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. Deferred tax liabilities are included within accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of Partnership units. See Tax Receivable Agreements below.
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
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement (the “Exchanges Tax Receivable Agreement”) with the partners of the Partnership as of the date of the IPO and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (together with the Exchanges Tax Receivable Agreement, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. In connection with the Greenspring acquisition, the sellers receiving Class C units of the Partnership became parties to the Exchanges Tax Receivable Agreement. See notes 13 and 14 for more information.
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	September 30, 2021	March 31, 2021
Foreign currency translation adjustments	$317	$208
Unrealized loss on defined benefit plan, net	(49)	(53)
Accumulated other comprehensive income	$268	$155
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
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, which modifies ASC 842 to amend the lease classification requirements for lessors to align with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under ASC 842, and the lessor would have otherwise recognized a day-one loss on the investment in the lease. This guidance is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods. The Company plans to adopt this guidance on April 1, 2022, and does expect the adoption of this guidance to have a material effect on the condensed consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2021	2020	2021	2020
Focused commingled funds	$28,500	$30,821	$52,650	$50,674
SMAs	42,510	31,229	83,115	61,951
Advisory and other services	12,380	13,602	25,635	26,465
Fund reimbursement revenues	193	—	244	62
Total management and advisory fees, net	$83,583	$75,652	$161,644	$139,152

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2021	2020	2021	2020
SMAs	$1,793	$1,168	$5,905	$4,757
Focused commingled funds	3	28	73	28
Total incentive fees	$1,796	$1,196	$5,978	$4,785

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocations	2021	2020	2021	2020
SMAs	$129,829	$127,227	$302,622	$21,459
Focused commingled funds	66,557	38,838	120,126	16,104
Total carried interest allocations	$196,386	$166,065	$422,748	$37,563

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended September 30,		Six Months Ended September 30,
Legacy Greenspring Carried Interest Allocations	2021	2020	2021	2020
SMAs	$—	$—	$—	$—
Focused commingled funds(1)	—	—	—	—
Total legacy Greenspring carried interest allocations	$—	$—	$—	$—
_______________________________
(1)Reflects the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
The increase in carried interest allocations for the three and six months ended September 30, 2021 and 2020 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2021	2020	2021	2020
United States	$60,985	$46,551	$111,640	$51,961
Non-U.S. countries	220,780	196,362	478,730	129,539
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and six months ended September 30, 2021 and 2020, no individual client represented 10% or more of the Company’s management and advisory fees.
As of September 30, 2021 and March 31, 2021, the Company had $20.3 million and $13.9 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2021, the Company had recognized $0.3 million as revenue from amounts included in the deferred revenue balance as of March 31, 2021.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. The Company’s VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE) and legacy Greenspring general partner entities. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,298.1 million and $65.3 million as of September 30, 2021 and March 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $1,042.9 million and $26.9 million as of September 30, 2021 and March 31, 2021, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2021, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	September 30, 2021	March 31, 2021
Investments in funds	$90,325	$74,379
Legacy Greenspring investments in funds	219,086	—
Due from affiliates, net	7,768	4,218
Less: Amounts attributable to non-controlling interests in subsidiaries	8,950	7,488
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	219,086	—
Maximum exposure to loss	$89,143	$71,109
5.    Investments
The Company’s investments consist of equity method investments primarily related to investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest. The Company’s equity interest typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the condensed consolidated statements of income. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no economic interest are recorded in legacy Greenspring investment income in the condensed consolidated statements of income.
The Company’s equity method investments consist of the following:

	As of
	September 30, 2021	March 31, 2021
Investments in funds	$90,325	$74,379
Accrued carried interest allocations	1,215,919	896,523
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,208,693	—
Total investments	$2,514,937	$970,902
_______________________________
(1)Reflects investments in funds of $219.1 million and carried interest allocations of $989.6 million.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Carried interest allocations	$196,386	$166,065	$422,748	$37,563
Investment income	7,187	4,325	13,611	1,147
Legacy Greenspring carried interest allocations(1)	—	—	—	—
Legacy Greenspring investment income(2)	—	—	—	—
Total equity method income	$203,573	$170,390	$436,359	$38,710
_______________________________
(1)Reflects the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
(2)Reflects the net effect of gross realized investment income of $1.4 million and the reversal of such amounts in unrealized investment income for the period from September 20, 2021 to September 30, 2021.
The increase in carried interest allocations for the three and six months ended September 30, 2021 as compared to the three and six months ended September 30, 2020 was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of September 30, 2021, the Company’s investments in three SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 34% of the total accrued carried interest allocations balance as of that date. As of March 31, 2021, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 26% of the total accrued carried interest allocations balance as of that date. As of September 30, 2021, the Company’s investments in three commingled funds individually represented 10% or more of the total legacy Greenspring investments in funds and accrued carried interest allocations balance, and in the aggregate represented approximately 40% of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of that date.
Of the total accrued carried interest allocations balance as of September 30, 2021 and March 31, 2021, respectively, $638.8 million and $465.6 million were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of September 30, 2021, $989.6 million was payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $219.1 million is reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2021 and March 31, 2021 and for the three and six months ended September 30, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of September 30, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$18,851	$18,851
Total liabilities	$—	$—	$18,851	$18,851

	As of March 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,541	$1,541
Total liabilities	$—	$—	$1,541	$1,541
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2021 and 2020.
The changes in the fair value of Level III financial instruments are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Contingent Consideration Liability
Balance, beginning of period:	$1,306	$745	$1,541	$1,035
Additions	17,769	—	17,769	—
(Gain) loss on change in fair value	—	—	—	—
Settlements	(224)	(271)	(459)	(561)
Balance, end of period:	$18,851	$474	$18,851	$474

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$—	$—	$—	$—
In connection with the Greenspring acquisition, the Company recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021. See note 14 for more information.
The fair value of the contingent consideration liability is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the discount rates applied to the expected future revenue and payment obligations, which ranged from 3% to 10% as of September 30, 2021. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liability are included in general, administrative and other expenses in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	September 30, 2021	March 31, 2021
Management contracts	$352,002	$41,058
Client relationships	96,650	—
Service agreements	9,537	—
Less: Accumulated amortization	(38,057)	(35,567)
Intangible assets, net	$420,132	$5,491
Amortization expense related to intangible assets was $1.9 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $2.5 million and $1.7 million for the six months ended September 30, 2021 and 2020, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
In connection with the Greenspring acquisition, the Company added approximately $310.9 million of management contract intangible assets, $96.7 million of client relationship intangible assets and $9.5 million of service agreement intangible assets. See note 14 for more information.
At September 30, 2021, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2022	$22,006
FY2023	43,481
FY2024	42,645
FY2025	41,955
FY2026	41,764
Thereafter	228,281
Total	$420,132
The carrying value of goodwill was $583.0 million as of September 30, 2021 and $6.8 million as of March 31, 2021. The increase in the carrying value of goodwill is attributable to the Greenspring acquisition, which added approximately $576.2 million in goodwill. See note 14 for more information. The Company determined there was no indication of goodwill impairment as of September 30, 2021 and March 31, 2021.
8. Debt Obligations
In September 2021, the Company entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of September 30, 2021, the Company had $112.6 million outstanding on the Revolver, net of debt issuance costs.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s debt obligations consist of the following:

	As of
	September 30, 2021	March 31, 2021
Revolver	$115,000	$—
Less: Debt issuance costs	(2,356)	—
Total debt obligations	$112,644	$—
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of September 30, 2021 was 2.13%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is September 20, 2026.
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.
The carrying value of the Revolver approximates fair value, as the loan is subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management beginning with the quarter ending December 31, 2021.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2021, the Company had outstanding letters of credit totaling $2.8 million.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2021	2,549,861	$18.54
Granted	17,173	$45.18
Vested	(625,281)	$18.34
Forfeited	(35,792)	$18.00
Balance as of September 30, 2021	1,905,961	$18.85
Unvested Partnership Units
All Class B2 units will automatically convert into Class B units upon final vesting in 2024 and unitholders will be entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. Prior to vesting, holders of Class B2 units do not have the right to receive any distributions from the Partnership, other than tax-related distributions.
As of September 30, 2021, there were 2,566,566 Class B2 units outstanding. During the six months ended September 30, 2021, none of the outstanding Class B2 units were forfeited. As of September 30, 2021, 1,646,879 Class B2 units were unvested and 919,687 Class B2 units were vested.
As of September 30, 2021, $40.6 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.2 years.
10.    Income Taxes
Prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes. Subsequent to the Reorganization and IPO, all income attributable to SSG is subject to U.S. corporate income taxes.
In connection with the Greenspring acquisition, exchanges of Class B units of the Partnership for Class A common stock by certain limited partners of the Partnership in June and September 2021, and the vesting of RSUs to certain employees and directors, there was an aggregate net decrease of the deferred tax asset of $103.0 million. This resulted in the Company recording a deferred tax liability and reversing the full valuation allowance of $30.5 million of which $25.3 million resulted in a net tax benefit to the effective tax rate. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $36.5 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. See note 13 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s effective tax rate was (12.4)% and 0.8% for the three months ended September 30, 2021 and 2020, respectively, and 0.1% and 3.5% for the six months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate is dependent on many factors, including the jurisdictional mix of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, the Company recorded an income tax benefit of $25.3 million during the current period for the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition, resulting in a net benefit to the Company’s consolidated effective tax rate of 9.9% for the six months ended September 30, 2021. For the period prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and was not subject to U.S. federal and state income taxes.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of September 30, 2021, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
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
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock is presented for the three and six months ended September 30, 2021 and from September 16, 2020 through September 30, 2020, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30, 2021	Period from IPO date to September 30, 2020	Six Months Ended September 30, 2021
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$62,074	$(790)	$103,724
Incremental income from assumed vesting of RSUs	1,856	—	2,797
Incremental income from assumed vesting and exchange of Class B2 units	2,693	—	4,519
Net income (loss) attributable to StepStone Group Inc. – Diluted	$66,623	$(790)	$111,040

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	41,745,492	29,237,500	40,401,379
Assumed vesting of RSUs	1,691,661	—	1,523,631
Assumed vesting and exchange of Class B2 units	2,471,208	—	2,480,045
Weighted-average shares of Class A common stock outstanding – Diluted	45,908,361	29,237,500	44,405,055

Net income (loss) per share of Class A common stock:
Basic	$1.49	$(0.03)	$2.57
Diluted	$1.45	$(0.03)	$2.50
Diluted earnings per share of Class A common stock is computed by dividing net income (loss) attributable to SSG, giving consideration to the reallocation of net income between holders of Class A common stock and non-controlling interests, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
The calculation of diluted earnings per share for the period from the IPO date to September 30, 2020 excludes 2,509,445 shares of Class A common stock, 2,591,352 Class B2 units and 94,574 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method as the inclusion of such shares would be anti-dilutive.
Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to SSG and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
The calculation of diluted earnings per share excludes 52,393,112 Class B units and 3,071,519 Class C units of the Partnership outstanding as of September 30, 2021, and 65,578,831 Class B units of the Partnership outstanding as of September 30, 2020, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $51.0 million and $47.8 million for the three months ended September 30, 2021 and 2020, respectively, and $96.9 million and $85.1 million for the six months ended September 30, 2021 and 2020, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $196.4 million and $166.1 million for the three months ended September 30, 2021 and 2020, respectively, and $422.7 million and $37.6 million for the six months ended September 30, 2021 and 2020, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no economic interests totaled $0 million for the three and six months ended September 30, 2021, which reflects the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees, as set forth below.

	As of
	September 30, 2021	March 31, 2021
Amounts receivable from StepStone Funds	$9,520	$6,958
Amounts receivable from employees	716	516
Total due from affiliates	$10,236	$7,474
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	September 30, 2021	March 31, 2021
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$142,819	$107,216
Amounts payable to StepStone Funds	1,751	2,740
Distributions payable to certain employee equity holders of consolidated subsidiaries	3,664	3,566
Total due to affiliates	$148,234	$113,522
The Company made no payments under the Tax Receivable Agreements for three months ended September 30, 2021 and payments of $0.6 million during the six months ended September 30, 2021.

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
In connection with the Greenspring acquisition, the Company amended the limited partnership agreement of the Partnership to create new Class C limited partnership interests and to admit the new limited partners that received Class C units as consideration for the Greenspring acquisition. The Class C limited partnership interests of the Partnership have substantially the same rights and obligations as are applicable to the existing holders of Class B units of the Partnership. The Company has no ownership interest in the Class C units, which are held by certain employees of the Company. The Company also entered into an agreement with the Class C limited partners of the Partnership to allow for the exchange of Class C units to shares of Class A common stock of the Company on a one for one basis, subject to certain restrictions. The Class C limited partners also became parties to the Exchanges Tax Receivable Agreement as a result of the transaction.
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	38,437,500	56,378,831
Class A common stock issued for Greenspring acquisition	12,686,756	—
Class A common stock issued in exchange for Class B partnership units	3,985,719	(3,985,719)
Class A common stock issued for vesting of RSUs	625,281	—
September 30, 2021	55,735,256	52,393,112
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of September 30, 2021, no shares of preferred stock were issued or outstanding.
In connection with the consummation of the IPO, the Partnership issued new partnership interests to certain StepStone professionals in SRA in exchange for their partnership interests in SRA, which increased the interest of the Partnership in SRA to approximately 49% and decreased the interest of the StepStone professionals in SRA to approximately 51%.
In September 2021, the Company issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. See note 14 for more information.
In September 2021, the Company issued 2,087,281 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,087,281 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In June 2021, the Company issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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
On August 10, 2021, the Company announced a dividend of $0.07 per share of Class A common stock, which was paid on September 15, 2021 to holders of record at the close of business on August 31, 2021.
14.    Business Combinations
Greenspring Acquisition
On September 20, 2021, the Company completed the acquisition of 100% of the equity of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”) in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership (the “Greenspring acquisition”). The transaction agreement also included an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The results of Greenspring’s operations have been included in the condensed consolidated financial statements effective September 20, 2021. Greenspring is a leading venture capital and growth equity platform, and the acquisition of Greenspring is expected to expand the Company’s continued growth of its private markets capabilities across asset classes, geographies and sectors.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The aggregate purchase price for the acquisition of Greenspring and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date were as follows:

Acquisition date fair value of consideration transferred:
Cash consideration	$186,577
Class A common stock	558,598
Class C units of the Partnership	135,239
Contingent consideration	17,769
Total purchase price	$898,183

Estimated fair value of assets acquired and liabilities assumed:
Cash and short-term receivables	$5,723
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,213,792
Lease right-of-use assets, net	2,585
Other assets and receivables	2,146
Finite-lived intangible assets—contractual rights: management contracts	310,944
Finite-lived intangible assets—client relationships	96,650
Finite-lived intangible assets—contractual rights: service agreements	9,537
Goodwill	576,181
Deferred income taxes	(98,538)
Accrued expenses and other liabilities	(4,460)
Legacy Greenspring accrued carried interest-related compensation(1)	(992,646)
Lease liabilities	(2,585)
Non-controlling interests in legacy Greenspring entities(1)	(221,146)
Total	$898,183
_______________________________
(1)Represents investments in funds and carried interest allocations attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. Such amounts are attributable to employees and therefore have been reflected as non-controlling interests in legacy Greenspring entities and legacy Greenspring accrued carried interest-related compensation, respectively.
For the three and six months ended September 30, 2021, the Company incurred $10.3 million and $13.8 million, respectively, of acquisition-related costs that were expensed as incurred and included in general, administrative and other expenses in the condensed consolidated statements of income.
The Company allocated $320.5 million and $96.7 million of the purchase price to the fair value of contractual rights and client relationships, respectively, which will be amortized over a weighted-average amortization period of 10.0 years. The $576.2 million of goodwill primarily related to Greenspring’s assembled workforce and business synergies expected to be realized from the transaction. This goodwill is not expected to be deductible for tax purposes.
The amount of revenues and net income of Greenspring since the acquisition date was $2.3 million and $1.0 million, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following supplemental unaudited pro forma information assumes the Greenspring acquisition, as well as the Reorganization and IPO, had been consummated as of April 1, 2020:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$552,671	$338,630	$1,079,820	$303,478
Net income attributable to StepStone Group Inc.	40,068	27,907	88,179	4,637
The Company’s fiscal year ends on March 31, and prior to the transaction, Greenspring’s fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma condensed combined financial information has been prepared utilizing periods that differ by less than 93 days. The unaudited pro forma information for the three and six months ended September 30, 2021 and 2020 combines the Company’s historical unaudited condensed consolidated statements of income for the three and six months ended September 30, 2021 and 2020, and Greenspring’s historical unaudited condensed combined statements of income for the three and six months ended June 30, 2021 and 2020.
The supplemental unaudited pro forma information is based on estimates and assumptions believed reasonable and are not necessarily indicative of the Company’s consolidated results in future periods or the results that actually would have been realized had the Greenspring acquisition been a combined entity during the periods presented. The pro forma amounts have been calculated after reflecting the following adjustments that were directly attributable to the Reorganization, IPO, Greenspring acquisition and the related debt issuance used to fund a portion of the cash consideration, as if the transactions were consummated on April 1, 2020:
Reorganization and IPO
•adjustments to include compensation expense associated with the 2.5 million RSUs issued in connection with the IPO;
•adjustments on interest expense to reflect the repayment of outstanding debt using a portion of the IPO proceeds;
•adjustments to include federal and state income taxes for the Company’s share of taxable income generated by the Partnership; and
•adjustments to reflect the pro-rata economic ownership attributable to the Company.
Debt Financing
•adjustments to include interest expense related to the Revolver used to fund a portion of the cash consideration.
Greenspring Acquisition
•adjustments to include the impact of additional amortization of acquired intangible assets that would have been charged;
•adjustments to include the issuance of Class A common stock of the Company and Class C units of the Partnership as consideration for the transaction;
•adjustments to reflect the pro-rata economic ownership attributable to the Company;

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
•adjustments to reflect the tax effects of the Greenspring acquisition and including Greenspring in the Company’s results; and
•adjustments to include acquisition-related transaction costs in earnings for the six months ended September 30, 2020.
15.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2021.
Lease Commitments
The Company leases offices in 21 cities in the United States, Canada, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2031, some of which may include options to extend or terminate the lease. As of September 30, 2021, there were no finance leases outstanding.
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
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
Operating lease cost(1)	$2,686	$5,360
Variable lease cost	210	469
Sublease income	(426)	(856)
Total lease cost	$2,470	$4,973
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Occupancy expense related to office facility operating leases totaled $2.3 million and $4.6 million for the three and six months ended September 30, 2020.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Supplemental cash flow information related to leases was as follows:

Six Months Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,342
Weighted-average remaining lease term for operating leases (in years)	8.0
Weighted-average discount rate for operating leases	2.7%
As of September 30, 2021, maturities of operating lease liabilities were as follows:

Remainder of FY2022	$5,943
FY2023	10,577
FY2024	11,136
FY2025	10,172
FY2026	9,857
Thereafter	36,546
Total lease liabilities	84,231
Less: Imputed interest	(8,425)
Total operating lease liabilities	$75,806
Unfunded Capital Commitments
As of September 30, 2021 and March 31, 2021, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $72.3 million and $60.5 million, respectively. The $72.3 million of unfunded commitments as of September 30, 2021 excludes $39.2 million related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold an economic interest.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2021, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $156.0 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2021 and March 31, 2021. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
16.    Subsequent Events
On November 9, 2021, the Company announced a quarterly cash dividend of $0.15 per share of Class A common stock, payable on December 15, 2021 to holders of record as of the close of business on November 30, 2021.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2021, we oversaw approximately $519 billion of private markets allocations, including $121 billion of AUM and $397 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 21 cities across 12 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2021, we had 731 total employees, including over 260 investment professionals and 470 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. More than 130 of our employees joined us as part of the Greenspring acquisition.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $74 billion of our AUM as of September 30, 2021.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $39 billion of our AUM as of September 30, 2021.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tool, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $397 billion of our AUA and $9 billion of our AUM as of September 30, 2021.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $725 billion of client commitments as of September 30, 2021, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
Continuing Impact of COVID-19
The COVID-19 pandemic has continued to impact the global economy and financial markets. With the spread of the Delta variant, restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations have become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
We are continuing to closely monitor developments related to COVID-19 and assessing any negative impacts to our business. The COVID-19 pandemic has affected, and may further affect, our business in various ways. In particular, it is possible that our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. As the global response and ongoing nature of COVID-19 evolves, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and our condensed consolidated financial statements.

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
Greenspring Acquisition
On September 20, 2021, we completed the acquisition of 100% of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”) in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership. The transaction agreement also included an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The acquisition of Greenspring, a leading venture and growth equity platform, is expected to expand our continued growth of our private markets capabilities across asset classes, geographies and sectors. The results of Greenspring’s operations have been included in the condensed consolidated financial statements effective September 20, 2021, and for the three and six months ended September 30, 2021 Greenspring contributed revenues and net income of $2.3 million and $1.0 million, respectively.
Revolving Credit Facility
In September 2021, we entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five year maturity. As of September 30, 2021, there was $112.6 million outstanding on the Revolver.

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
In June 2021, we issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
In September 2021, we issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. In connection with the transaction, we amended the limited partnership agreement to create a new Class C limited partnership interest and admit the new limited partners that received Class C units as consideration for the Greenspring acquisition. We also entered into an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of Class A common stock of the Company on a one for one basis, subject to certain restrictions. The Class C limited partners became parties to the Exchanges Tax Receivable Agreement as a result of the transaction.
In September 2021, we issued 2,087,281 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,087,281 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
Organizational Structure
In connection with the Reorganization and IPO, SSG became a holding company and its only business is to act as the managing member of the General Partner, and its only material assets are Class A units in the Partnership and 100% of the interests in the General Partner. In its capacity as the sole managing member of the General Partner, SSG indirectly operates and controls all of the Partnership’s business and affairs. Therefore, we consolidate the financial results of the Partnership and report non-controlling interests related to the Class B units and Class C units held by partners of the Partnership in our consolidated financial statements.
Pursuant to the StepStone Limited Partnership Agreement, the Class B Exchange Agreement and Class C Exchange Agreement that SSG and the Partnership entered into with partners holding Class B units and Class C units of the Partnership, respectively, each Class B unit or Class C unit is exchangeable for one share of SSG’s Class A common stock or, at SSG’s election, for cash, subject to certain restrictions specified in the relevant exchange agreement. When a Class B unit or Class C unit is surrendered for exchange, it will not be available for reissuance. When a Class B unit is exchanged for a share of SSG’s Class A common stock, a corresponding share of SSG’s Class B common stock will automatically be redeemed by SSG at par value and canceled. There are no corresponding shares of common stock for the Class C units.

The diagram below illustrates our organizational structure as of September 30, 2021.
Amounts may not sum to total due to rounding.
(1)The partners of the Partnership other than StepStone Group Inc. are:
•the General Partner, which holds a 100% general partner interest and no economic interests;
•members of management, employee owners and outside investors, all of whom own Class B units and an equivalent number of shares of Class B common stock; and
•certain members of management and employees who own Class B2 units; and
•certain employee owners who own Class C units.
(2)Each share of Class A common stock is entitled to one vote and vote together with the Class B common stock as a single class, except as set forth in SSG’s amended and restated certificate of incorporation or as required by law.
(3)Each share of Class B common stock is entitled to five votes prior to a Sunset (as defined below). After a Sunset becomes effective, each share of our Class B common stock will then entitle its holder to one vote. The economic rights of our Class B common stock are limited to the right to be redeemed at par value.
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of September 30, 2021 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 34.8% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 57.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.

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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.40% of average FEAUM for the twelve months ended September 30, 2020 and 2021, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.98% and 0.85% of average FEAUM for the twelve months ended September 30, 2020 and 2021, respectively, and primarily reflected the timing of new funds, shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.53% and 0.51% of average FEAUM for the twelve months ended September 30, 2020 and 2021.
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

Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. In connection with the Greenspring acquisition, we did not acquire any direct economic interests in the carried interest allocations of certain legacy Greenspring funds. As a result, carried interest allocations in respect of such legacy Greenspring funds have been reflected as legacy Greenspring carried interest allocations in the condensed consolidated statements of income, with a corresponding amount reflected as legacy Greenspring performance fee-related compensation as these amounts are payable to certain employees. As of September 30, 2021, we had over $48 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 140 programs.
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

Legacy Greenspring carried interest allocations reflects the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investments and carried interest allocations under the equity method of accounting. We do not have any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from certain legacy Greenspring funds. All of the carried interest allocations in respect of such legacy Greenspring funds are payable to employees who are considered affiliates of the Company and are therefore reflected as legacy Greenspring performance fee-related compensation in the condensed consolidated statements of income. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued.
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
Legacy Greenspring performance fee-related compensation represents the legacy Greenspring carried interest allocations which is entirely payable to certain employees. Legacy Greenspring carried interest-related compensation is accounted for as compensation expense in conjunction with the related legacy Greenspring carried interest allocation revenue and, until paid, is recorded as a component of legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets. Legacy Greenspring carried interest-related compensation expense may be subject to reversal to the extent that the related legacy Greenspring carried interest allocation revenue is reversed. However, none of the legacy Greenspring carried interest allocation revenue is attributable to the Company.
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
Consequently, our general partner investments do not include any significant concentrations in a specific sector or geography outside the United States. Investment income and legacy Greenspring investment income exclude carried interest allocations, which are presented as revenues as described above.

Legacy Greenspring investment income represents our share of earnings from the investments we make in certain legacy Greenspring funds through the legacy Greenspring general partner entities. We have no economic interest in the legacy Greenspring general partner entities. As a result, all such income is reflected as non-controlling interests in legacy Greenspring entities. Legacy Greenspring investment income will increase or decrease based on the earnings of such legacy Greenspring funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds.
Interest income consists of income earned on cash and cash equivalents, restricted cash and certificates of deposit.
Interest expense primarily consists of the interest expense on the Revolver and our previously outstanding term loan, as well as the related amortization of deferred financing costs and amortization of original issue discount. The quarter ended September 30, 2020 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of our outstanding debt balance.
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
Non-controlling interests in legacy Greenspring entities represent the economic interests in the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities.

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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of September 30, 2021 reflects final data for the prior period (June 30, 2021), adjusted for net new client account activity through September 30, 2021. NAV data for underlying investments is as of June 30, 2021, as reported by underlying managers up to 100 days following June 30, 2021. When NAV data is not available by 100 days following June 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of September 30, 2021 reflects final data for the prior period (June 30, 2021), adjusted for net new client account activity through September 30, 2021. NAV data for underlying investments is as of June 30, 2021, as reported by underlying managers up to 100 days following June 30, 2021. When NAV data is not available by 100 days following June 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.

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
Adjusted Revenues and Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income, (c) equity-based compensation for awards granted prior to and in connection with our IPO, (d) amortization of intangibles and (e) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income as none of the economics are attributable to us. ANI is income before taxes fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenues
Management and advisory fees, net	$83,583	$75,652	$161,644	$139,152
Performance fees:
Incentive fees	1,796	1,196	5,978	4,785
Carried interest allocations:
Realized	52,531	8,556	102,494	12,194
Unrealized	143,855	157,509	320,254	25,369
Total carried interest allocations	196,386	166,065	422,748	37,563
Legacy Greenspring carried interest allocations(1)	—	—	—	—
Total revenues	281,765	242,913	590,370	181,500
Expenses
Compensation and benefits:
Cash-based compensation	43,881	37,473	86,552	77,126
Equity-based compensation	3,213	952	6,956	1,435
Performance fee-related compensation:
Realized	26,781	4,811	52,089	7,711
Unrealized	74,206	78,533	159,778	9,858
Total performance fee-related compensation	100,987	83,344	211,867	17,569
Legacy Greenspring performance fee-related compensation(1)	—	—	—	—
Total compensation and benefits	148,081	121,769	305,375	96,130
General, administrative and other	25,320	11,356	41,750	21,863
Total expenses	173,401	133,125	347,125	117,993
Other income (expense)
Investment income	7,187	4,325	13,611	1,147
Legacy Greenspring investment income(1)	—	—	—	—
Interest income	206	165	286	259
Interest expense	(88)	(5,270)	(94)	(7,327)
Other income (loss)	(1,952)	242	(2,389)	462
Total other income (expense)	5,353	(538)	11,414	(5,459)
Income before income tax	113,717	109,250	254,659	58,048
Income tax expense (benefit)	(14,145)	881	278	2,039
Net income	127,862	108,369	254,381	56,009
Less: Net income attributable to non-controlling interests in subsidiaries	6,032	9,045	11,646	13,138
Less: Net income attributable to non-controlling interests in legacy Greenspring entities(1)	—	—	—	—
Less: Net income attributable to non-controlling interests in the Partnership	59,756	100,114	139,011	43,661
Net income (loss) attributable to StepStone Group Inc.	$62,074	$(790)	$103,724	$(790)
_______________________________
(1)Reflects the net effect of gross realized gains and the reversal of such amounts in unrealized gains. See notes 3, 5 and 14 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total revenues increased $38.9 million, or 16%, to $281.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to higher carried interest allocations, net management and advisory fees and incentive fees.
Net management and advisory fees increased $7.9 million, or 10%, to $83.6 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was driven by new client activity and a 50% growth in FEAUM (or 25% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.3 million from interim closings for StepStone Tactical Growth Fund III (“STGF III”) (final close occurred after quarter end). The prior year period included $9.0 million of retroactive fees from the final closing of StepStone Real Estate Partners IV (“SREP IV”). For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $0.6 million, or 50%, to $1.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Realized carried interest allocation revenues increased $44.0 million, or 514%, to $52.5 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $30.3 million, or 18%, to $196.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase in unrealized carried interest allocations for the three months ended September 30, 2021 primarily reflected a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues of $0 million for the three months ended September 30, 2021 reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020
Total revenues increased $408.9 million, or 225%, to $590.4 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, due to higher carried interest allocations, net management and advisory fees and incentive fees.
Net management and advisory fees increased $22.5 million, or 16%, to $161.6 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increase was driven by new client activity and a 50% growth in FEAUM (or 25% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.3 million from interim closings for STGF III (final close occurred after quarter end). The prior year period included $9.0 million of retroactive fees from the final closing of SREP IV. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $1.2 million, or 25%, to $6.0 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020.

Realized carried interest allocation revenues increased $90.3 million, or 741%, to $102.5 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $385.2 million to $422.7 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increase in unrealized carried interest allocations for the six months ended September 30, 2021 primarily reflected a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
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
Legacy Greenspring carried interest allocation revenues of $0 million for the six months ended September 30, 2021 reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Expenses
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Total expenses increased $40.3 million, or 30%, to $173.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, reflecting increases in performance fee-related compensation, equity-based compensation, cash-based compensation and general, administrative and other expenses.
Cash-based compensation increased $6.4 million, or 17%, to $43.9 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, due to increased staffing and compensation levels. Our full-time headcount increased 32% (or 10% excluding the impact of Greenspring) from September 30, 2020 to September 30, 2021.
Equity-based compensation increased $2.3 million, or 238%, to $3.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase was attributable to the grant of restricted stock units (“RSUs”) made to certain employees and directors in connection with our IPO in September 2020. As such grants were not outstanding for the period prior to the Reorganization and IPO, this resulted in lower expense in the prior year period.
Performance fee-related compensation expense increased $17.6 million, or 21%, to $101.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $22.0 million, or 457%, to $26.8 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense of $0 million for the three months ended September 30, 2021 reflects the net effect of gross realized performance fee-related compensation expense of $3.0 million and the reversal of such amounts in unrealized performance fee-related compensation expense for the period from September 20, 2021 to September 30, 2021.

General, administrative and other expenses increased $14.0 million, or 123%, to $25.3 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The increase primarily reflected $10.3 million in transaction costs, $1.3 million in insurance costs, $1.0 million in professional fees, $1.0 million in amortization expense for intangibles and other general operating expenses. We anticipate travel and other expenses will continue to increase up to prior levels as the COVID-19 situation improves, and that costs associated with being a public company will continue to be reflected in our expenses going forward.
Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020
Total expenses increased $229.1 million, or 194%, to $347.1 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, reflecting increases in performance fee-related compensation, equity-based compensation, cash-based compensation and general, administrative and other expenses.
Cash-based compensation increased $9.4 million, or 12%, to $86.6 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, due to increased staffing and compensation levels. Our full-time headcount increased 32% (or 10% excluding the impact of Greenspring) from September 30, 2020 to September 30, 2021.
Equity-based compensation increased $5.5 million, or 385%, to $7.0 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increase was attributable to the grant of RSUs made to certain employees and directors in connection with our IPO in September 2020. As such grants were not outstanding for the period prior to the Reorganization and IPO, this resulted in lower expense in the prior year period.
Performance fee-related compensation expense increased $194.3 million to $211.9 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $44.4 million, or 576%, to $52.1 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense of $0 million for the six months ended September 30, 2021 reflects the net effect of gross realized performance fee-related compensation expense of $3.0 million and the reversal of such amounts in unrealized performance fee-related compensation expense for the period from September 20, 2021 to September 30, 2021.
General, administrative and other expenses increased $19.9 million, or 91%, to $41.8 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The increase primarily reflected $13.8 million in transaction costs, $2.4 million in professional fees, $2.3 million in insurance costs, $0.8 million in amortization expense for intangibles and other general operating expenses. We anticipate travel and other expenses will continue to increase to prior levels as the COVID-19 situation improves, and that costs associated with being a public company will continue to be reflected in our expenses going forward.
Other Income (Expense)
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Investment income increased $2.9 million, or 66%, to $7.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.

Legacy Greenspring investment income of $0 million for the three months ended September 30, 2021 reflects the net effect of gross realized investment income of $1.4 million and the reversal of such amounts in unrealized investment income for the period from September 20, 2021 to September 30, 2021.
Interest income increased $41,000, or 25%, to $0.2 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
Interest expense decreased $5.2 million, or approximately 98%, to $0.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan in connection with the IPO in September 2020.
Other income (loss) decreased $2.2 million to a loss of $2.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily reflecting net foreign currency transaction losses and losses related to adjustments for the Tax Receivable Agreements.
Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020
Investment income increased $12.5 million to $13.6 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income of $0 million for the six months ended September 30, 2021 reflects the net effect of gross realized investment income of $1.4 million and the reversal of such amounts in unrealized investment income for the period from September 20, 2021 to September 30, 2021.
Interest income increased $27,000, or 10%, to $0.3 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020.
Interest expense decreased $7.2 million, or approximately 99%, to $94,000 for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan in connection with the IPO in September 2020.
Other income (loss) decreased $2.9 million to a loss of $2.4 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily reflecting net foreign currency transaction losses, losses related to the write-off of certain property and equipment, and losses related to adjustments for the Tax Receivable Agreements.
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

Our effective income tax rate was (12.4)% and 0.8% for the three months ended September 30, 2021 and 2020, respectively, and 0.1% and 3.5% for the six months ended September 30, 2021 and 2020, respectively. Our effective tax rate is dependent on many factors, including the jurisdictional mix of income subject to tax. Consequently, the effective tax rate can vary from period to period. Our overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, we recorded an income tax benefit of $25.3 million during the current period for the full release of the valuation allowance as a result of the Greenspring acquisition, resulting in a net benefit to our consolidated effective tax rate of 9.9% for the six months ended September 30, 2021. For the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes at the Partnership level.
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Income tax expense decreased $15.0 million to a benefit of $14.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily related to the income tax benefit of $25.3 million recorded during the current period for the full release of the valuation allowance as a result of the Greenspring acquisition. There was no such similar income tax benefit recorded during the prior year comparative period related to the valuation allowance, resulting in a higher income tax expense reported for the three months ended September 30, 2020. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.
Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020
Income tax expense decreased $1.8 million to $0.3 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The decrease was primarily related to the income tax benefit of $25.3 million recorded during the six months ended September 30, 2021 for the release of the valuation allowance as a result of the Greenspring acquisition, largely offset by federal and state income taxes in the period. There was no such comparable income tax benefit recorded during the six months ended September 30, 2020 related to the valuation allowance, resulting in higher income tax expense reported in the prior year period. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes at the Partnership level.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries decreased $3.0 million, or 33%, to $6.0 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries decreased $1.5 million, or 11%, to $11.6 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly-owned by us.

Net Income Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income attributable to non-controlling interests in legacy Greenspring entities represent the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income attributable to non-controlling interests in legacy Greenspring entities was $0 million for the three months ended September 30, 2021, and $0 million for the six months ended September 30, 2021.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income attributable to non-controlling interests in the Partnership was $59.8 million and $100.1 million for the three months ended September 30, 2021 and 2020, respectively, and $139.0 million and $43.7 million for the six months ended September 30, 2021 and 2020, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Operating Metrics
Assets Under Management
AUM was $72 billion as of September 30, 2020, $90 billion as of June 30, 2021 and $121 billion as of September 30, 2021. The increase in AUM from June 30, 2021 was partially due to the Greenspring acquisition, which added approximately $23 billion of AUM.
Assets Under Advisement
Assets related to our advisory accounts were $241 billion as of September 30, 2020, $375 billion as of June 30, 2021 and $397 billion as of September 30, 2021. As described under “Key Operating Metrics—Assets Under Advisement,” we modified our calculation of AUA beginning in the quarter ended March 31, 2021 to include, with respect to our advisory clients, the portion of their portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. This change increased AUA by approximately $70 billion for the quarter ended March 31, 2021. Prior period amounts have not been recast for this change because such historical data does not exist.
Fee-Earning AUM
Three Months Ended September 30, 2021
FEAUM increased $14 billion, or 26%, to $67 billion as of September 30, 2021 as compared to $53 billion as of June 30, 2021. The increase was primarily attributable to a $12 billion increase in focused commingled funds due to the Greenspring acquisition, which added approximately $11 billion of FEAUM, and $2 billion from SMAs.
Six Months Ended September 30, 2021
FEAUM increased $15 billion, or 28%, to $67 billion as of September 30, 2021 as compared to $52 billion as of March 31, 2021. The increase was primarily attributable to a $12 billion increase in focused commingled funds due to the Greenspring acquisition, which added approximately $11 billion of FEAUM, and $3 billion from SMAs.

	Three Months Ended September 30, 2021			Six Months Ended September 30, 2021
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$41,413	$11,494	$52,907	$40,561	$11,447	$52,008
Contributions(1)	2,228	998	3,226	3,544	1,231	4,775
Distributions(2)	(665)	(449)	(1,114)	(1,000)	(545)	(1,545)
Acquisitions(3)	—	11,407	11,407	—	11,407	11,407
Market value, FX and other(4)	191	63	254	62	(27)	35
Ending balance	$43,167	$23,513	$66,680	$43,167	$23,513	$66,680
_______________________________
(1)Contributions consist of new capital commitments that earn fees on committed capital and capital contributions to funds and accounts that earn fees on net invested capital or NAV.
(2)Distributions consist of returns of capital from funds and accounts that pay fees on net invested capital or NAV and reductions in fee-earning AUM from funds that moved from a committed capital to net invested capital fee basis or from funds and accounts that no longer pay fees.
(3)Includes approximately $11.4 billion of focused commingled funds added as a result of the Greenspring acquisition.
(4)Market value, FX and other primarily consist of changes in market value appreciation (depreciation) for funds that pay on NAV and the effect of foreign exchange rate changes on non-U.S. dollar denominated commitments.
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2021	March 31, 2021	September 30, 2020
FEAUM
Private equity(1)	$37,953	$24,533	$20,480
Infrastructure	13,238	12,605	11,989
Private debt	10,990	10,483	7,550
Real estate	4,499	4,387	4,291
Total	$66,680	$52,008	$44,310
_______________________________
(1)Balance as of September 30, 2021 includes approximately $11.4 billion of focused commingled funds added as a result of the Greenspring acquisition.

	As of
	September 30, 2021	March 31, 2021	September 30, 2020
Weighted-average fee rate(1)
Private equity(2)	0.62%	0.62%	0.67%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.42%	0.41%
Total	0.51%	0.52%	0.53%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented, and is inclusive of any retroactive fees for such period.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.

Undeployed Fee-Earning Capital
As of September 30, 2021, we had $17.8 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Management and advisory fees, net	$83,583	$75,652	$161,644	$139,152
Less:
Cash-based compensation	43,881	37,473	86,552	77,126
Equity-based compensation(1)	115	—	223	—
General, administrative and other(2)	25,320	11,356	41,750	21,863
Plus:
Amortization of intangibles	1,870	835	2,490	1,670
Non-core items(3)	10,268	264	13,923	4,269
Fee-related earnings(2)	26,405	27,922	49,532	46,102
Plus:
Realized carried interest allocations	52,531	8,556	102,494	12,194
Incentive fees	1,796	1,196	5,978	4,785
Deferred incentive fees	1,769	1,154	5,811	4,700
Realized investment income	2,423	653	4,834	1,668
Interest income	206	165	286	259
Write-off of unamortized deferred financing costs	—	3,526	—	3,526
Other income (loss)(2)(4)	(561)	242	(998)	462
Less:
Realized performance fee-related compensation	26,781	4,811	52,089	7,711
Interest expense	88	5,270	94	7,327
Income attributable to non-controlling interests in subsidiaries(5)	5,905	8,983	11,625	13,669
Pre-tax adjusted net income	51,795	24,350	104,129	44,989
Less: Income taxes(6)	11,680	6,088	23,481	11,248
Adjusted net income	$40,115	$18,262	$80,648	$33,741
_______________________________
(1)Reflects equity-based compensation for awards granted subsequent to the IPO.
(2)Beginning in the quarter ended December 31, 2020, foreign currency transaction gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements. We have revised prior periods presented to reflect this reclassification ($0.2 million and $0.5 million for the three and six months ended September 30, 2020, respectively).
(3)Includes transaction costs ($10.3 million and $13.8 million for the three and six months ended September 30, 2021, respectively), severance costs ($0.1 million for the three months ended September 30, 2020, and $0.1 million and $4.1 million for the six months ended September 30, 2021 and 2020, respectively), and other non-core operating income and expenses.

(4)Reflects other income (loss) net of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the three and six months ended September 30, 2021).
(5)Includes income attributable to non-controlling interests in subsidiaries net of non-controlling interest portion of unrealized investment income (loss) ($0.1 million for the three months ended September 30, 2021 and 2020, and $21 thousand and $(0.5) million for the six months ended September 30, 2021 and 2020, respectively).
(6)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and six months ended September 30, 2021, and a blended statutory rate of 25.0% applied to pre-tax adjusted net income for the three and six months ended September 30, 2020. The 22.6% rate for the three and six months ended September 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%, and the 25.0% rate for the three and six months ended September 30, 2020 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%.
Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Adjusted revenues increased $53.1 million, or 61%, to $139.7 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees.
ANI increased $21.9 million, or 120%, to $40.1 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily due to higher net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and lower interest expense.
Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020
Adjusted revenues increased $115.1 million, or 72%, to $275.9 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees.
ANI increased $46.9 million, or 139%, to $80.6 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily due to higher net realized performance fee-related earnings, lower interest expense and the increase in FRE as discussed below.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2021 and 2020. As Class A common stock did not exist prior to the Reorganization and IPO, the number of adjusted shares outstanding used in the computation of ANI per share for all prior year periods presented reflect the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)
Adjusted net income	$40,115	$18,262	$80,648	$33,741

Weighted-average shares of Class A common stock outstanding – Basic(1)	41,745,492	29,237,500	40,401,379	29,237,500
Assumed vesting of RSUs(1)	1,691,661	745,347	1,523,631	745,347
Assumed vesting and exchange of Class B2 units(1)	2,471,208	2,411,318	2,480,045	2,411,318
Exchange of Class B units in the Partnership(1)(2)	54,457,705	65,578,831	55,112,174	65,578,831
Exchange of Class C units in the Partnership(3)	333,861	—	167,843	—
Adjusted shares(1)	100,699,927	97,972,996	99,685,072	97,972,996

Adjusted net income per share	$0.40	$0.19	$0.81	$0.34
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
(3)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the exchange agreement.
Fee-Related Earnings
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
FRE decreased $1.5 million, or 5%, to $26.4 million for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020, primarily reflecting higher cash-based compensation and general, administrative and other expenses, partially offset by higher net management and advisory fees.
Six Months Ended September 30, 2021 Compared to Six Months Ended September 30, 2020
FRE increased $3.4 million, or 7%, to $49.5 million for the six months ended September 30, 2021 as compared to the six months ended September 30, 2020, primarily reflecting higher net management and advisory fees, partially offset by higher general, administrative and other expenses and cash-based compensation.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Total revenues	$281,765	$242,913	$590,370	$181,500
Unrealized carried interest allocations	(143,855)	(157,509)	(320,254)	(25,369)
Deferred incentive fees	1,769	1,154	5,811	4,700
Legacy Greenspring carried interest allocations(1)	—	—	—	—
Adjusted revenues	$139,679	$86,558	$275,927	$160,831
_______________________________
(1)Reflects the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income before income tax	$113,717	$109,250	$254,659	$58,048
Net income attributable to non-controlling interests in subsidiaries(1)	(5,905)	(8,983)	(11,625)	(13,669)
Unrealized carried interest allocation revenue	(143,855)	(157,509)	(320,254)	(25,369)
Unrealized performance fee-related compensation	74,206	78,533	159,778	9,858
Unrealized investment income	(4,764)	(3,672)	(8,777)	521
Deferred incentive fees	1,769	1,154	5,811	4,700
Equity-based compensation(2)	3,098	952	6,733	1,435
Amortization of intangibles	1,870	835	2,490	1,670
Write-off of unamortized deferred financing costs	—	3,526	—	3,526
Tax Receivable Agreements adjustments through earnings	1,391	—	1,391	—
Non-core items(3)	10,268	264	13,923	4,269
Pre-tax adjusted net income	51,795	24,350	104,129	44,989
Income taxes(4)	(11,680)	(6,088)	(23,481)	(11,248)
Adjusted net income	40,115	18,262	80,648	33,741
Income taxes(4)	11,680	6,088	23,481	11,248
Realized carried interest allocation revenue	(52,531)	(8,556)	(102,494)	(12,194)
Realized performance fee-related compensation	26,781	4,811	52,089	7,711
Realized investment income	(2,423)	(653)	(4,834)	(1,668)
Incentive fees	(1,796)	(1,196)	(5,978)	(4,785)
Deferred incentive fees	(1,769)	(1,154)	(5,811)	(4,700)
Interest income	(206)	(165)	(286)	(259)
Interest expense	88	5,270	94	7,327
Other (income) loss(5)(6)	561	(242)	998	(462)
Write-off of unamortized deferred financing costs	—	(3,526)	—	(3,526)
Net income attributable to non-controlling interests in subsidiaries(1)	5,905	8,983	11,625	13,669
Fee-related earnings	$26,405	$27,922	$49,532	$46,102
_______________________________
(1)Includes income attributable to non-controlling interests in subsidiaries net of non-controlling interest portion of unrealized investment income (loss) ($0.1 million for the three months ended September 30, 2021 and 2020, and $21 thousand and $(0.5) million for the six months ended September 30, 2021 and 2020, respectively).
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes transaction costs ($10.3 million and $13.8 million for the three and six months ended September 30, 2021, respectively), severance costs ($0.1 million for the three months ended September 30, 2020, and $0.1 million and $4.1 million for the six months ended September 30, 2021 and 2020, respectively), and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and six months ended September 30, 2021, and a blended statutory rate of 25.0% applied to pre-tax adjusted net income for the three and six months ended September 30, 2020. The 22.6% rate for the three and six months ended September 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%, and the 25.0% rate for the three and six months ended September 30, 2020 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%.
(5)Beginning in the quarter ended December 31, 2020, foreign currency transaction gains and losses have been reclassified from general, administrative and other expenses to other income (loss) in our consolidated income statements. We have revised prior periods presented to reflect this reclassification ($0.2 million and $0.5 million for the three and six months ended September 30, 2020, respectively).
(6)Reflects other income (loss) net of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the three and six months ended September 30, 2021).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through June 30, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2021;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2021 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	19.3%	1.7x	Core/Core+ fund investments	8.2%	1.4x	Primaries	9.4%	Direct lending (Gross)(8)	7.3%
Secondaries	20.6%	1.6x	Value-add/opportunistic fund investments	9.6%	1.3x	Secondaries	12.3%	Distressed debt (Gross)(8)	10.2%
Co-investments	24.6%	1.8x	Real estate debt fund investments	6.0%	1.1x	Co-investments(6)	7.5%	Other (Gross)(8,9)	8.8%
			Value-add/opportunistic secondaries & co-investments	15.2%	1.3x			Private debt gross track record(8)	8.3%
								Private debt net track record	7.6%
_______________________________
(1)Private Equity includes 1,215 investments totaling $115.1 billion of capital commitments and excludes (i) two advisory co-investments and 130 client-directed investments, totaling $100.0 million and $15.3 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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

Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of June 30, 2021, as reported by underlying managers up to 100 days following June 30, 2021. For investment returns where NAV data is not available by 100 days following June 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
(4)Real Estate includes 402 investments totaling $61.5 billion of capital commitments and excludes (i) 44 client-directed investments, totaling $5.5 billion of capital commitments, (ii) seven secondary core/core+ investments, totaling $484.6 million, (iii) four advisory fund investments totaling $463.6 million, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 147 investments totaling $28.2 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and 15 client-directed investments, totaling $501.9 million and $1.1 billion, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 573 investments totaling $28.7 billion of capital commitments and excludes (i) 26 client-directed investments, totaling $1.9 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly net asset value for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of June 30, 2021, as reported by underlying managers up to 100 days following June 30, 2021. For investment returns where NAV data is not available by 100 days following June 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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

As of September 30, 2021, we had $176.0 million of cash, cash equivalents and restricted cash and $1,306.2 million of investments in StepStone Funds, including $1,215.9 million of accrued carried interest allocations, against $112.6 million in debt obligations, net of debt issuance costs, and $638.8 million in accrued carried interest-related compensation payable.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) carried interest allocations and incentive fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, and to make investments in the StepStone Funds. We believe we will have sufficient cash to meet our obligations for the next 12 months.
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2021	2020
Net cash provided by operating activities	$134,894	$82,862
Net cash used in investing activities	(189,997)	(5,747)
Net cash provided by (used in) financing activities	47,077	(7,183)
Effect of exchange rate changes	194	(44)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(7,832)	$69,888
Operating Activities
Operating activities provided $134.9 million and $82.9 million of cash for the six months ended September 30, 2021 and 2020, respectively. For the six months ended September 30, 2021 and 2020, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, and unrealized investment income), of $93.9 million and $49.1 million; and
•net change in operating assets and liabilities of $41.0 million and $33.7 million.
Investing Activities
Investing activities used $190.0 million and $5.7 million of cash for the six months ended September 30, 2021 and 2020, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $7.2 million and $5.0 million;
•purchases of fixed assets of $1.3 million and $0.7 million; and
•cash payments for acquisitions, net of cash acquired, of $181.5 million and $0 million.

Financing Activities
Financing activities provided (used) $47.1 million and $(7.2) million of cash for the six months ended September 30, 2021 and 2020, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $0 million and $3.3 million;
•proceeds from IPO, net of underwriting discounts, of $0 million and $337.8 million;
•net borrowings on revolving credit facility of $112.6 million and $0 million;
•purchase of non-controlling interests of $3.0 million and $131.3 million;
•payment of deferred offering costs of $1.1 million and $5.9 million;
•payments on prior term loan of $0 million and $147.0 million;
•distributions to non-controlling interests of $55.8 million and $63.6 million; and
•dividends paid to common stockholders of $5.6 million, and $0 million.
Revolving Credit Facility
In September 2021, we entered into the Credit Agreement with various lenders in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of September 30, 2021, we had $112.6 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a SONIA loan, (iv) in the case of any borrowing denominated in Swiss Francs, a SARON loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The interest rate in effect for the Revolver as of September 30, 2021 was 2.13%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is September 20, 2026.
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.

Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management beginning with the quarter ending December 31, 2021.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2021, we had outstanding letters of credit totaling $2.8 million.
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
In June 2021, we issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
In September 2021, we issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. In connection with the transaction, we amended the limited partnership agreement to create a new Class C limited partnership interest and admit the new limited partners that received Class C units as consideration for the Greenspring acquisition. We also entered into an agreement with the Class C limited partners to allow for exchange of Class C units to shares of Class A common stock of the Company on a one for one basis. The Class C limited partners became parties to the Exchanges Tax Receivable Agreement as a result of the transaction.
In September 2021, we issued 2,087,281 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,087,281 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.

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
On August 10, 2021, we announced a dividend of $0.07 per share of Class A common stock, which was paid on September 15, 2021 to holders of record at the close of business on August 31, 2021.
On November 9, 2021, we announced a dividend of $0.15 per share of Class A common stock, payable on December 15, 2021 to holders of record as of the close of business on November 30, 2021.
We may pay additional dividends to holders of our Class A common stock in the future. The declaration and payment by us of any future dividends to Class A stockholders is at the sole discretion of our board of directors. Subject to funds being legally available, we will cause the Partnership to make pro rata distributions to its limited partners, including us, in amounts sufficient to make payment of applicable income and other taxes, to make payments under the Tax Receivable Agreements, and to make payment for corporate and other general expenses. Because our board of directors may determine to pay or not pay dividends to our Class A stockholders, our Class A stockholders may not necessarily receive dividend distributions relating to our excess distributions, even if the Partnership makes excess distributions to us.
Tax Receivable Agreements
We have entered into an Exchanges Tax Receivable Agreement with the partners of the Partnership as of the date of the IPO and with the Class C limited partners, and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to these continuing partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such continuing partner’s and institutional investor’s Partnership units in connection with the Reorganization and IPO and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements.

Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments.
In September 2021, we completed the acquisition of 100% of Greenspring. The transaction agreement included an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. In connection with the Greenspring acquisition, we recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021.
Also in connection with the Greenspring acquisition, we, indirectly through our subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). We did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. We determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, we consolidate these entities. As of September 30, 2021, there are $39.2 million of unfunded commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which we do not hold an economic interest.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that would expose us to any liability or require us to fund losses or guarantee target returns to clients in our funds that are not reflected in our condensed consolidated financial statements. See notes 4 and 15, respectively, to our condensed consolidated financial statements included elsewhere in this quarterly report for information on variable interest entities and commitments and contingencies.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of September 30, 2021, NAV-based management fees represented approximately 2% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2021 would result in an approximate $0.9 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2021, we had $18.5 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2021, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment was an estimated $156.0 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.

•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds) held as of September 30, 2021, we estimate that a 10% decline in fair value of the investments would result in a $9.0 million decrease in the amount of income.
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
Interest Rate Risk
As of September 30, 2021, we had $115.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of September 30, 2021, we estimate that interest expense would increase by $1.2 million on an annualized basis as a result of a 100 basis point increase in interest rate. Of the $176.0 million of cash, cash equivalents and restricted cash as of September 30, 2021, we estimate that interest income would increase by $1.8 million on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 15, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the three months ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative.	8-K	2.1	7/07/2021	001-39510
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
10.1	Commitment Letter, dated as of July 7, 2021, by and among StepStone Group Inc. and JP Morgan Chase Bank, N.A.	8-K	10.1	7/07/2021	001-39510
10.2	Credit Agreement, dated as of September 20, 2021, by and among StepStone Group Inc., StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative and collateral agent, and certain other lenders party thereto.	8-K	10.1	9/20/2021	001-39510
10.3	Amended and Restated Stockholders Agreement of StepStone Group Inc., dated September 20, 2021, by and among the Company, the Partnership and the other parties thereto.	8-K	10.2	9/20/2021	001-39510
10.4	Ninth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated September 20, 2021, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities party thereto.	8-K	10.3	9/20/2021	001-39510
10.5	Amended and Restated Registration Rights Agreement, dated September 20, 2021, by and among the Company and the other persons and entities party thereto.	8-K	10.4	9/20/2021	001-39510
10.6	Class C Exchange Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.5	9/20/2021	001-39510
31.1	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Co-Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Co-Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.3	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2021.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)