Form 10-Q
period 2021-12-31
StepStone Group Inc.
filed 2022-02-10
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 8, 2022, there were 60,791,306 shares of the registrant’s Class A common stock, par value $0.001, and 47,499,673 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
Unless otherwise indicated or the context otherwise requires:
• “StepStone Group Inc.” or “SSG” refer solely to StepStone Group Inc., a Delaware corporation, and not to any of its subsidiaries;
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
• “StepStone Funds” or “our funds” refer to our focused commingled funds and our separately managed accounts, including acquired Greenspring funds, for which we act as both investment adviser and general partner or managing member;
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$135,885	$179,886
Restricted cash	1,031	3,977
Fees and accounts receivable	32,641	32,096
Due from affiliates	11,092	7,474
Investments:
Investments in funds	98,780	74,379
Accrued carried interest allocations	1,347,448	896,523
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,311,475	—
Deferred income tax assets	18,966	89,439
Lease right-of-use assets, net	63,322	—
Other assets and receivables	23,619	24,715
Intangibles, net	409,174	5,491
Goodwill	583,196	6,792
Total assets	$4,036,629	$1,320,772
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$60,007	$47,723
Accrued compensation and benefits	60,299	34,224
Accrued carried interest-related compensation	688,116	465,610
Legacy Greenspring accrued carried interest-related compensation(1)	1,069,983	—
Due to affiliates	203,971	113,522
Lease liabilities	73,437	—
Debt obligations	62,762	—
Total liabilities	2,218,575	661,079
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 650,000,000 authorized; 60,782,690 and 38,437,500 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	61	38
Class B common stock, $0.001 par value, 125,000,000 authorized; 47,499,673 and 56,378,831 issued and outstanding as of December 31, 2021 and March 31, 2021, respectively	48	57
Additional paid-in capital	578,118	188,751
Retained earnings	197,222	60,407
Accumulated other comprehensive income	250	155
Total StepStone Group Inc. stockholders’ equity	775,699	249,408
Non-controlling interests in subsidiaries	28,571	25,885
Non-controlling interests in legacy Greenspring entities(1)	241,493	—
Non-controlling interests in the Partnership	772,291	384,400
Total stockholders’ equity	1,818,054	659,693
Total liabilities and stockholders’ equity	$4,036,629	$1,320,772
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	December 31, 2021	March 31, 2021
Assets
Cash and cash equivalents	$26,561	$16,833
Restricted cash	1,031	1,074
Fees and accounts receivable	28,061	25,282
Due from affiliates	3,664	3,467
Investments in funds	19,405	13,658
Legacy Greenspring investments in funds and accrued carried interest allocations	1,311,475	—
Deferred income tax assets	719	671
Lease right-of-use assets, net	17,813	—
Other assets and receivables	3,025	4,340
Total assets	$1,411,754	$65,325

Liabilities
Accounts payable, accrued expenses and other liabilities	$8,478	$10,370
Accrued compensation and benefits	25,365	14,705
Legacy Greenspring accrued carried interest-related compensation	1,069,983	—
Due to affiliates	460	1,854
Lease liabilities	17,936	—
Total liabilities	$1,122,222	$26,929
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues
Management and advisory fees, net	$106,384	$70,093	$268,028	$209,245
Performance fees:
Incentive fees	27	313	6,005	5,098
Carried interest allocations:
Realized	66,559	26,063	169,053	38,257
Unrealized	132,535	150,681	452,789	176,050
Total carried interest allocations	199,094	176,744	621,842	214,307
Legacy Greenspring carried interest allocations(1)	104,960	—	104,960	—
Total revenues	410,465	247,150	1,000,835	428,650
Expenses
Compensation and benefits:
Cash-based compensation	51,665	36,732	138,217	113,858
Equity-based compensation	3,407	3,206	10,363	4,641
Performance fee-related compensation:
Realized	34,033	10,241	86,122	17,952
Unrealized	68,368	73,629	228,146	83,487
Total performance fee-related compensation	102,401	83,870	314,268	101,439
Legacy Greenspring performance fee-related compensation(1)	104,960	—	104,960	—
Total compensation and benefits	262,433	123,808	567,808	219,938
General, administrative and other	30,299	12,624	72,049	34,487
Total expenses	292,732	136,432	639,857	254,425
Other income (expense)
Investment income	7,230	5,361	20,841	6,508
Legacy Greenspring investment income(1)	17,890	—	17,890	—
Interest income	43	83	329	342
Interest expense	(543)	(26)	(637)	(7,353)
Other income (loss)	(273)	799	(2,662)	1,261
Total other income	24,347	6,217	35,761	758
Income before income tax	142,080	116,935	396,739	174,983
Income tax expense	15,787	9,546	16,065	11,585
Net income	126,293	107,389	380,674	163,398
Less: Net income attributable to non-controlling interests in subsidiaries	7,091	5,496	18,737	18,634
Less: Net income attributable to non-controlling interests in legacy Greenspring entities(1)	17,890	—	17,890	—
Less: Net income attributable to non-controlling interests in the Partnership	52,966	76,315	191,977	119,976
Net income attributable to StepStone Group Inc.	$48,346	$25,578	$152,070	$24,788
Earnings per share of Class A common stock:
Basic	$0.84	$0.87	$3.29	$0.85
Diluted	$0.83	$0.87	$3.22	$0.84
Weighted-average shares of Class A common stock:
Basic	57,875,758	29,237,500	46,247,353	29,237,500
Diluted	61,483,233	32,704,975	50,118,482	32,664,198
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3, 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net income	$126,293	$107,389	$380,674	$163,398
Other comprehensive income (loss):
Foreign currency translation adjustment	(155)	446	236	983
Total other comprehensive income (loss)	(155)	446	236	983
Comprehensive income before non-controlling interests	126,138	107,835	380,910	164,381
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	7,014	5,719	18,856	19,131
Less: Comprehensive income attributable to non-controlling interests in legacy Greenspring entities	17,890	—	17,890	—
Less: Comprehensive income attributable to non-controlling interests in the Partnership	52,925	76,463	192,049	120,409
Comprehensive income attributable to StepStone Group Inc.	$48,309	$25,653	$152,115	$24,841
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at September 30, 2021	$56	$53	$525,118	$158,131	$268	$24,558	$219,086	$804,483	$1,731,753
Net income	—	—	—	48,346	—	7,091	17,890	52,966	126,293
Other comprehensive loss	—	—	—	—	(37)	(77)	—	(41)	(155)
Contributed capital	—	—	—	—	—	—	9,141	23	9,164
Equity-based compensation	—	—	1,771	—	—	4	—	1,632	3,407
Distributions	—	—	—	—	—	(3,005)	(4,624)	(15,649)	(23,278)
Dividends declared	—	—	—	(9,255)	—	—	—	—	(9,255)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	5	(5)	(5)	—	—	—	—	—	(5)
Deferred offering costs	—	—	(357)	—	—	—	—	(296)	(653)
Equity reallocation between controlling and non-controlling interests	—	—	70,808	—	19	—	—	(70,827)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(19,217)	—	—	—	—	—	(19,217)
Balance at December 31, 2021	$61	$48	$578,118	$197,222	$250	$28,571	$241,493	$772,291	$1,818,054

Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	152,070	—	18,737	17,890	191,977	380,674
Other comprehensive income	—	—	—	—	45	119	—	72	236
Contributed capital	—	—	—	—	—	—	9,141	65	9,206
Equity-based compensation	—	—	4,702	—	—	8	—	5,653	10,363
Distributions	—	—	—	—	—	(15,590)	(4,624)	(58,898)	(79,112)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(15,255)	—	—	—	—	(15,255)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,744	558,599
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	9	(9)	(9)	—	—	—	—	—	(9)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	219,086	—	219,086
Deferred offering costs	—	—	(357)	—	—	—	—	(296)	(653)
Equity reallocation between controlling and non-controlling interests	—	—	109,967	—	50	914	—	(110,931)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(56,967)	—	—	—	—	—	(56,967)
Balance at December 31, 2021	$61	$48	$578,118	$197,222	$250	$28,571	$241,493	$772,291	$1,818,054
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

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$380,674	$163,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,289	4,157
Unrealized carried interest allocations and investment income	(466,962)	(178,546)
Unrealized legacy Greenspring carried interest allocations and investment income	(94,714)	—
Unrealized performance fee-related compensation	228,146	83,487
Unrealized legacy Greenspring performance fee-related compensation	80,376	—
Write-off / amortization of deferred financing costs	118	3,856
Equity-based compensation	10,363	4,641
Change in deferred income taxes	10,216	8,666
Other non-cash activities	1,882	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(274)	(2,519)
Due from affiliates	(3,213)	4,302
Other assets and receivables	6,808	3,657
Accounts payable, accrued expenses and other liabilities	(5,153)	5,245
Accrued compensation and benefits	26,075	19,312
Accrued carried interest-related compensation	(5,636)	(282)
Due to affiliates	(1,819)	923
Lease right-of-use assets, net and lease liabilities	(198)	—
Net cash provided by operating activities	181,978	120,297

Cash flows from investing activities
Contributions to investments	(18,110)	(10,324)
Distributions received from investments	7,845	2,776
Contributions to investments in legacy Greenspring entities	(9,141)	—
Distributions received from investments in legacy Greenspring entities	1,073	—
Cash paid for Greenspring acquisition, net of cash acquired	(181,529)	—
Purchases of property and equipment	(1,644)	(1,001)
Other investing activities	31	—
Net cash used in investing activities	(201,475)	(8,549)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from financing activities
Sale of non-controlling interests	$—	$3,308
Proceeds from capital contributions from non-controlling interests	65	46
Proceeds from IPO, net of underwriting discount	—	337,798
Proceeds from revolving credit facility	185,000	—
Deferred financing costs	(2,356)	—
Purchase of non-controlling interests	(3,046)	(131,294)
Payment of deferred offering costs	(1,285)	(9,667)
Principal payments on term loan	—	(147,000)
Payments on revolving credit facility	(120,000)	—
Distributions to non-controlling interests	(74,488)	(64,915)
Proceeds from capital contributions to legacy Greenspring entities	9,141	—
Distributions to non-controlling interests in legacy Greenspring entities	(4,624)	—
Dividends paid to common stockholders	(14,758)	—
Payments to related parties under Tax Receivable Agreements	(713)	—
Other financing activities	(9)	(781)
Net cash used in financing activities	(27,073)	(12,505)
Effect of foreign currency exchange rate changes	(377)	(191)
Net increase (decrease) in cash, cash equivalents and restricted cash	(46,947)	99,052
Cash, cash equivalents and restricted cash at beginning of period	183,863	89,939
Cash, cash equivalents and restricted cash at end of period	$136,916	$188,991

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Net change in acquisition related contingent consideration	$1,624	$435
Accrued dividends	497	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(56,967)	(7,128)
Accrued deferred offering costs	447	—
Establishment of lease liabilities in exchange for lease right-of-use assets	79,629	—
Class A common stock issued for Greenspring acquisition	558,598	—
Class C Partnership units issued for Greenspring acquisition	135,239	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$135,885	$185,020
Restricted cash	1,031	3,971
Total cash, cash equivalents and restricted cash	$136,916	$188,991
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
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of December 31, 2021, SSG held approximately 54.7% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unit holders.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Unrealized performance fee-related compensation has been presented separately within cash flows from operating activities in the condensed consolidated statements of cash flows, and was previously included within accrued carried interest-related compensation within cash flows from operating activities.
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
Non-controlling interests in the Partnership represent the economic interests related to the Class B and Class C units of the Partnership which are not owned by SSG. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss. Prior to the Reorganization and IPO, all of the Company’s net income related to the Partnership and therefore has been presented as non-controlling interests in the Partnership.
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending December 31, 2021, the Company used the September 30, 2021 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of September 30, 2021, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2021.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Continuing Impact of COVID-19
The COVID-19 pandemic has continued to impact the global economy and financial markets. With the spread of the Omicron variant, restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations have become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. The Company is continuing to closely monitor developments related to COVID-19 and assessing any negative impacts to the Company’s business. In particular, it is possible that the Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fees. As the global response and ongoing nature of COVID-19 evolves, it is currently not possible to predict the potential scale and scope of the outbreak and its ultimate effects on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility and contingent consideration balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See notes 6 and 8 for additional details regarding the fair value of the Company’s contingent consideration and revolving credit facility balances, respectively.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of December 31, 2021.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and nine months ended December 31, 2021 and 2020.

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
Management and Advisory Fees, Net
The Company earns management fees for services provided to its SMAs and focused commingled funds. The Company earns advisory fees for services provided to advisory clients where the Company does not have discretion over investment decisions. The Company considers its performance obligations in its customer contracts from which it earns management and advisory fees to be one or more of the following, based on the services promised: asset management services, advisory services and/or the arrangement of administrative services.
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
Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to the Company from unaffiliated limited partners in the StepStone Funds in which the Company holds an equity interest. The Company is entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%) in accordance with the terms set forth in each respective fund’s governing documents. The Company accounts for its investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of ASC 606.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	December 31, 2021	March 31, 2021
Foreign currency translation adjustments	$303	$208
Unrealized loss on defined benefit plan, net	(53)	(53)
Accumulated other comprehensive income	$250	$155
Segments
The Company operates as one business, a fully-integrated private markets solution provider. The Company’s chief operating decision maker, which consists of the Company’s co-chief executive officers together, through December 31, 2021, and the chief executive officer beginning January 1, 2022, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASU updates issued by the Financial Accounting Standards Board (“FASB”). ASUs issued during the current period not listed below were assessed and determined to either be not applicable to the Company, or not expected to have a material impact on the condensed consolidated financial statements.
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
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, which modifies ASC 842 to amend the lease classification requirements for lessors to align with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under ASC 842, and the lessor would have otherwise recognized a day-one loss on the investment in the lease. This guidance is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods. The Company plans to adopt this guidance on April 1, 2022, and does not expect the adoption of this guidance to have a material effect on the condensed consolidated financial statements.
In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company plans to adopt this guidance on April 1, 2023, and will apply the guidance prospectively to business combinations that occur after this date. The Company does not expect the adoption of this guidance to have a material effect on the condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and Advisory Fees, Net	2021	2020	2021	2020
Focused commingled funds	$46,523	$23,567	$99,173	$74,241
SMAs	44,022	33,079	127,137	95,030
Advisory and other services	15,028	13,442	40,663	39,907
Fund reimbursement revenues	811	5	1,055	67
Total management and advisory fees, net	$106,384	$70,093	$268,028	$209,245

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive Fees	2021	2020	2021	2020
SMAs	$—	$313	$5,905	$5,070
Focused commingled funds	27	—	100	28
Total incentive fees	$27	$313	$6,005	$5,098

	Three Months Ended December 31,		Nine Months Ended December 31,
Carried Interest Allocations	2021	2020	2021	2020
SMAs	$133,661	$136,950	$436,283	$158,409
Focused commingled funds	65,433	39,794	185,559	55,898
Total carried interest allocations	$199,094	$176,744	$621,842	$214,307

	Three Months Ended December 31,		Nine Months Ended December 31,
Legacy Greenspring Carried Interest Allocations	2021	2020	2021	2020
SMAs	$—	$—	$—	$—
Focused commingled funds(1)	104,960	—	104,960	—
Total legacy Greenspring carried interest allocations	$104,960	$—	$104,960	$—
_______________________________
(1)The three and nine months ended December 31, 2021, respectively, reflect the net effect of gross realized carried interest allocations of $24.6 million and $27.6 million, and the reversal of such amounts in unrealized carried interest allocations for such periods.
The increase in carried interest allocations for the three and nine months ended December 31, 2021 and 2020 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues(1)	2021	2020	2021	2020
United States	$170,726	$44,821	$282,366	$96,782
Non-U.S. countries	239,739	202,329	718,469	331,868
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and nine months ended December 31, 2021 and 2020, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of December 31, 2021 and March 31, 2021, the Company had $20.6 million and $13.9 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the nine months ended December 31, 2021, the Company had recognized $0.3 million as revenue from amounts included in the deferred revenue balance as of March 31, 2021.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. The Company’s VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE) and legacy Greenspring general partner entities. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,411.8 million and $65.3 million as of December 31, 2021 and March 31, 2021, respectively. The liabilities of the consolidated VIEs totaled $1,122.2 million and $26.9 million as of December 31, 2021 and March 31, 2021, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of December 31, 2021 and March 31, 2021, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	December 31, 2021	March 31, 2021
Investments in funds	$98,780	$74,379
Legacy Greenspring investments in funds	241,493	—
Due from affiliates, net	10,117	4,218
Less: Amounts attributable to non-controlling interests in subsidiaries	11,205	7,488
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	241,493	—
Maximum exposure to loss	$97,692	$71,109
5.    Investments
The Company’s investments consist of equity method investments primarily related to investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest. The Company’s equity interest typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the condensed consolidated statements of income. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests are recorded in legacy Greenspring investment income in the condensed consolidated statements of income.
The Company’s equity method investments consist of the following:

	As of
	December 31, 2021	March 31, 2021
Investments in funds	$98,780	$74,379
Accrued carried interest allocations	1,347,448	896,523
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,311,475	—
Total investments	$2,757,703	$970,902
_______________________________
(1)Reflects investments in funds of $241.5 million and carried interest allocations of $1,070.0 million as of December 31, 2021.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Carried interest allocations	$199,094	$176,744	$621,842	$214,307
Investment income	7,230	5,361	20,841	6,508
Legacy Greenspring carried interest allocations	104,960	—	104,960	—
Legacy Greenspring investment income	17,890	—	17,890	—
Total equity method income	$329,174	$182,105	$765,533	$220,815
The increase in carried interest allocations for the three and nine months ended December 31, 2021 as compared to the three and nine months ended December 31, 2020 was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of December 31, 2021, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 24% of the total accrued carried interest allocations balance as of that date. As of March 31, 2021, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 26% of the total accrued carried interest allocations balance as of that date. As of December 31, 2021, the Company’s investments in two commingled funds individually represented 10% or more of the total legacy Greenspring investments in funds and accrued carried interest allocations balance, and in the aggregate represented approximately 31% of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of that date.
Of the total accrued carried interest allocations balance as of December 31, 2021 and March 31, 2021, respectively, $688.1 million and $465.6 million were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of December 31, 2021, $1,070.0 million was payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $241.5 million is reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of December 31, 2021 and March 31, 2021 and for the three and nine months ended December 31, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of December 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$20,253	$20,253
Total liabilities	$—	$—	$20,253	$20,253

	As of March 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$1,541	$1,541
Total liabilities	$—	$—	$1,541	$1,541
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2021 and 2020.
The changes in the fair value of Level III financial instruments are set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Contingent Consideration Liability
Balance, beginning of period:	$18,851	$474	$1,541	$1,035
Additions	—	—	17,769	—
Loss on change in fair value	1,624	435	1,624	435
Settlements	(222)	(273)	(681)	(834)
Balance, end of period:	$20,253	$636	$20,253	$636

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$1,624	$435	$1,624	$435
In connection with the Greenspring acquisition, the Company recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021. See note 14 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The fair value of the contingent consideration liability is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the discount rates applied to the expected future revenue and payment obligations, which ranged from 3% to 10% as of December 31, 2021. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liability are included in general, administrative and other expenses in the condensed consolidated statements of income. In February 2022, the Company amended the contingent consideration arrangement in respect of the Greenspring acquisition whereby a portion of the contingent consideration liability otherwise payable to the sellers will be used to fund compensation arrangements with certain employees of the Company, which will be payable following the end of the earn-out period.
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	December 31, 2021	March 31, 2021
Management contracts	$352,002	$41,058
Client relationships	96,650	—
Service agreements	9,537	—
Less: Accumulated amortization	(49,015)	(35,567)
Intangible assets, net	$409,174	$5,491
Amortization expense related to intangible assets was $11.0 million and $0.8 million for the three months ended December 31, 2021 and 2020, respectively, and $13.4 million and $2.5 million for the nine months ended December 31, 2021 and 2020, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
In connection with the Greenspring acquisition, the Company added approximately $310.9 million of management contract intangible assets, $96.7 million of client relationship intangible assets and $9.5 million of service agreement intangible assets. See note 14 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At December 31, 2021, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2022	$11,048
FY2023	43,481
FY2024	42,645
FY2025	41,955
FY2026	41,764
Thereafter	228,281
Total	$409,174
The carrying value of goodwill was $583.2 million as of December 31, 2021 and $6.8 million as of March 31, 2021. The increase in the carrying value of goodwill is attributable to the Greenspring acquisition, which added approximately $576.4 million in goodwill. See note 14 for more information. The Company determined there was no indication of goodwill impairment as of December 31, 2021 and March 31, 2021.
8. Debt Obligations
In September 2021, the Company entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of December 31, 2021, the Company had $62.8 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	December 31, 2021	March 31, 2021
Revolver	$65,000	$—
Less: Debt issuance costs	(2,238)	—
Total debt obligations	$62,762	$—
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of December 31, 2021 was 2.13%.

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
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is equal to or greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.
The carrying value of the Revolver approximates fair value, as the loan is subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management beginning with the quarter ending December 31, 2021. As of December 31, 2021, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2021, the Company had outstanding letters of credit totaling $2.9 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2021	2,549,861	$18.54
Granted	17,173	$45.18
Vested	(636,581)	$18.63
Forfeited	(49,087)	$18.00
Balance as of December 31, 2021	1,881,366	$18.77
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
As of December 31, 2021, there were 2,566,566 Class B2 units outstanding. During the nine months ended December 31, 2021, none of the outstanding Class B2 units were forfeited. As of December 31, 2021, 1,497,163 Class B2 units were unvested and 1,069,403 Class B2 units were vested.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2021, $37.0 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.0 years.
10.    Income Taxes
Prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes. Subsequent to the Reorganization and IPO, all income attributable to SSG is subject to U.S. corporate income taxes.
In connection with the exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership in November and December 2021 which increased the Company’s ownership in the Partnership, the Company recorded an increase to deferred tax assets of $66.9 million, and a net increase in the valuation allowance of $15.7 million that was recognized through equity, resulting in a net deferred tax asset position as of December 31, 2021. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $58.5 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. As of December 31, 2021, the Company’s total Tax Receivable Agreements liability was $201.3 million. See note 13 for more information.
The Company’s effective tax rate was 11.1% and 8.2% for the three months ended December 31, 2021 and 2020, respectively, and 4.0% and 6.6% for the nine months ended December 31, 2021 and 2020, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. For the three and nine months ended December 31, 2021, the increase in income tax expense was primarily related to U.S. federal and state income taxes recognized on the Company’s share of taxable income generated by the Partnership as a result of additional exchanges that have occurred since December 31, 2020, which increased the Company’s ownership in the Partnership. Additionally, the increase in income tax expense for the nine months ended December 31, 2021 was partially offset by the recognition of an income tax benefit of $25.3 million for the release of a valuation allowance during the current year as a result of the Greenspring acquisition. For the period prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and was not subject to U.S. federal and state income taxes.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of December 31, 2021, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
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
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and nine months ended December 31, 2021 and from September 16, 2020 through December 31, 2020, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Period from IPO date to December 31, 2020
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$48,346	$25,578	$152,070	$24,788
Incremental income from assumed vesting of RSUs	886	877	3,435	820
Incremental income from assumed vesting and exchange of Class B2 units	1,931	2,014	6,075	1,948
Net income attributable to StepStone Group Inc. – Diluted	$51,163	$28,469	$161,580	$27,556

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	57,875,758	29,237,500	46,247,353	29,237,500
Assumed vesting of RSUs	1,125,798	1,012,657	1,390,538	977,400
Assumed vesting and exchange of Class B2 units	2,481,677	2,454,818	2,480,591	2,449,298
Weighted-average shares of Class A common stock outstanding – Diluted	61,483,233	32,704,975	50,118,482	32,664,198

Earnings per share of Class A common stock:
Basic	$0.84	$0.87	$3.29	$0.85
Diluted	$0.83	$0.87	$3.22	$0.84
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
The calculation of diluted earnings per share excludes 47,499,673 Class B units and 2,928,824 Class C units of the Partnership outstanding as of December 31, 2021, and 65,578,831 Class B units of the Partnership outstanding as of December 31, 2020, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $69.2 million and $41.3 million for the three months ended December 31, 2021 and 2020, respectively, and $165.7 million and $126.4 million for the nine months ended December 31, 2021 and 2020, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $199.1 million and $176.7 million for the three months ended December 31, 2021 and 2020, respectively, and $621.8 million and $214.3 million for the nine months ended December 31, 2021 and 2020, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $105.0 million for the three and nine months ended December 31, 2021. The nine months ended December 31, 2021 also reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees, as set forth below.

	As of
	December 31, 2021	March 31, 2021
Amounts receivable from StepStone Funds	$10,553	$6,958
Amounts receivable from employees	539	516
Total due from affiliates	$11,092	$7,474
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	December 31, 2021	March 31, 2021
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$201,344	$107,216
Amounts payable to StepStone Funds	436	2,740
Distributions payable to certain employee equity holders of consolidated subsidiaries	2,191	3,566
Total due to affiliates	$203,971	$113,522
The Company made payments of $0.1 million and $0.7 million during the three and nine months ended December 31, 2021, respectively, under the Tax Receivable Agreements.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	38,437,500	56,378,831
Class A common stock issued for Greenspring acquisition	12,686,756	—
Class A common stock issued in exchange for Class B partnership units	8,879,158	(8,879,158)
Class A common stock issued in exchange for Class C partnership units	142,695	—
Class A common stock issued for vesting of RSUs	636,581	—
December 31, 2021	60,782,690	47,499,673
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of December 31, 2021, no shares of preferred stock were issued or outstanding.
In December 2021, the Company issued 935,235 shares of Class A common stock to certain limited partners of the Partnership in exchange for 935,235 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In November 2021, the Company conducted an underwritten public offering of 4,500,000 shares of Class A common stock (the “November 2021 Offering”) sold by selling stockholders at a public offering price of $51.83 per share. In connection with the offering, the Company issued 3,958,204 shares of Class A common stock to certain selling stockholders in exchange for 3,958,204 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 142,695 shares of Class A common stock to certain selling stockholders in exchange for 142,695 Class C units and a corresponding number of Class A units of the Partnership were issued to the Company. The Company did not receive any proceeds from the sale of shares by the selling stockholders.
In September 2021, the Company issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. See note 14 for more information.
In September 2021, the Company issued 2,087,281 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,087,281 Class B units in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
On November 9, 2021, the Company announced a dividend of $0.15 per share of Class A common stock, which was paid on December 15, 2021 to holders of record at the close of business on November 30, 2021.
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
The aggregate purchase price for the acquisition of Greenspring and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date were as follows:

Acquisition date fair value of consideration transferred:
Cash consideration	$186,577
Class A common stock	558,598
Class C units of the Partnership	135,239
Contingent consideration	17,769
Total purchase price	$898,183

Estimated fair value of assets acquired and liabilities assumed:
Cash and short-term receivables	$5,725
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,213,792
Lease right-of-use assets, net	2,585
Other assets and receivables	2,146
Finite-lived intangible assets—contractual rights: management contracts	310,944
Finite-lived intangible assets—client relationships	96,650
Finite-lived intangible assets—contractual rights: service agreements	9,537
Goodwill	576,404
Deferred income taxes	(98,538)
Accrued expenses and other liabilities	(4,685)
Legacy Greenspring accrued carried interest-related compensation(1)	(992,646)
Lease liabilities	(2,585)
Non-controlling interests in legacy Greenspring entities(1)	(221,146)
Total	$898,183
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
For the nine months ended December 31, 2021, the Company incurred $13.8 million of acquisition-related costs that were expensed as incurred and included in general, administrative and other expenses in the condensed consolidated statements of income.
The Company allocated $320.5 million and $96.7 million of the purchase price to the fair value of contractual rights and client relationships, respectively, which will be amortized over a weighted-average amortization period of 10.0 years. The $576.4 million of goodwill primarily related to Greenspring’s assembled workforce and business synergies expected to be realized from the transaction. This goodwill is not expected to be deductible for tax purposes.
The amount of revenues and net income of Greenspring (including amounts attributable to legacy Greenspring entities) since the acquisition date were approximately $127 million and $28 million, respectively.
The following supplemental unaudited pro forma information assumes the Greenspring acquisition, as well as the Reorganization and IPO, had been consummated as of April 1, 2020:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$410,465	$366,137	$1,505,300	$669,615
Net income attributable to StepStone Group Inc.	48,346	30,330	134,181	34,594
The Company’s fiscal year ends on March 31, and prior to the transaction, Greenspring’s fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma condensed combined financial information has been prepared utilizing periods that differ by less than 93 days. The unaudited pro forma information for the three and nine months ended December 31, 2021 combines the Company’s historical unaudited condensed consolidated statements of income and Greenspring’s historical unaudited condensed combined statements of income for the three and nine months ended December 31, 2021. The unaudited pro forma information for the three and nine months ended December 31, 2020 combines the Company’s historical unaudited condensed consolidated statements of income for the three and nine months ended December 31, 2020, and Greenspring’s historical unaudited condensed combined statements of income for the three and nine months ended September 30, 2020.
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
•adjustments to reflect the tax effects of the Greenspring acquisition and including Greenspring in the Company’s results; and
•adjustments to include acquisition-related transaction costs in earnings for the nine months ended December 31, 2020.
15.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of December 31, 2021.
Lease Commitments
The Company leases offices in 21 cities in the United States, Canada, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2031, some of which may include options to extend or terminate the lease. As of December 31, 2021, there were no finance leases outstanding.
In June 2021, the Company executed an agreement to lease additional office space for its La Jolla office. The lessor is currently undergoing the build out for the additional office space and the Company expects to gain access to the additional space in April 2022. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $3.3 million over approximately 9 years.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Operating lease cost(1)	$2,855	$8,215
Variable lease cost	230	699
Sublease income	(416)	(1,272)
Total lease cost	$2,669	$7,642
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Occupancy expense related to office facility operating leases totaled $2.3 million and $6.9 million for the three and nine months ended December 31, 2020.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,343
Weighted-average remaining lease term for operating leases (in years)	7.8
Weighted-average discount rate for operating leases	2.7%
As of December 31, 2021, maturities of operating lease liabilities were as follows:

Remainder of FY2022	$3,010
FY2023	10,673
FY2024	11,271
FY2025	10,219
FY2026	9,884
Thereafter	36,701
Total lease liabilities	81,758
Less: Imputed interest	(8,321)
Total operating lease liabilities	$73,437
Unfunded Capital Commitments
As of December 31, 2021 and March 31, 2021, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $73.2 million and $60.5 million, respectively. The $73.2 million of unfunded commitments as of December 31, 2021 excludes $42.1 million related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold an economic interest.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of December 31, 2021, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $189.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of December 31, 2021 and March 31, 2021. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
16.    Subsequent Events
On February 8, 2022, the Company announced a quarterly cash dividend of $0.15 per share of Class A common stock, payable on March 15, 2022 to holders of record as of the close of business on February 28, 2022.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of December 31, 2021, we oversaw approximately $548 billion of private markets allocations, including $127 billion of AUM and $421 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 21 cities across 12 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of December 31, 2021, we had 758 total employees, including 265 investment professionals and over 490 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. Approximately 130 of our employees joined us as part of the Greenspring acquisition.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $75 billion of our AUM as of December 31, 2021.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $42 billion of our AUM as of December 31, 2021.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tools, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $421 billion of our AUA and $10 billion of our AUM as of December 31, 2021.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $780 billion of client commitments as of December 31, 2021, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
In addition to these macroeconomic trends and market factors, we believe our future performance will be influenced by the following factors:
•The extent to which clients favor private markets investments. Our ability to attract new capital is partially dependent on clients’ views of private markets relative to traditional asset classes. We believe our fundraising efforts will continue to be subject to certain fundamental asset management trends, including (1) the increasing importance and market share of private markets investment strategies to clients of all types as clients focus on lower-correlated and absolute levels of return, (2) the increasing demand for private markets investments from private wealth clients, (3) shifting asset allocation policies of institutional clients and (4) increasing barriers to entry and growth for potential competitors.
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
•Our ability to source investments with attractive risk-adjusted returns. The continued growth in our revenues is dependent on our ability to identify attractive investments and deploy the capital that we have raised. However, the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies. Our ability to identify attractive investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and the liquidity of an investment opportunity. A significant decrease in the quality or quantity of potential opportunities could adversely affect our ability to source investments with attractive risk-adjusted returns.
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
Continuing Impact of COVID-19
The COVID-19 pandemic has continued to impact the global economy and financial markets. With the spread of the Omicron variant, restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, and as vaccinations have become available and more accessible, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery.
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
Revolving Credit Facility
In September 2021, we entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five year maturity. As of December 31, 2021, there was $62.8 million outstanding on the Revolver, net of debt issuance costs.
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
In November 2021, we conducted an underwritten public offering of 4,500,000 shares of Class A common stock sold by selling stockholders at a public offering price of $51.83 per share. In connection with the offering, we issued 3,958,204 shares of Class A common stock to certain selling stockholders in exchange for 3,958,204 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 142,695 shares of Class A common stock to certain selling stockholders in exchange for 142,695 Class C units and a corresponding number of Class A units of the Partnership were issued to us. We did not receive any proceeds from the sale of shares by the selling stockholders.
In December 2021, we issued 935,235 shares of Class A common stock to certain limited partners of the Partnership in exchange for 935,235 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
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
The diagram below illustrates our organizational structure as of December 31, 2021.
Amounts may not sum to total due to rounding.
(1)The partners of the Partnership other than StepStone Group Inc. are:
•the General Partner, which holds a 100% general partner interest and no economic interests;
•certain members of management, employee owners and outside investors, all of whom own Class B units and an equivalent number of shares of Class B common stock; and
•certain members of management and employees who own Class B2 units; and
•certain employee owners who own Class C units.
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

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of December 31, 2021 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 31.3% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 55.6% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.38% and 0.41% of average FEAUM for the twelve months ended December 31, 2020 and 2021, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.93% and 0.84% of average FEAUM for the twelve months ended December 31, 2020 and 2021, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% and 0.52% of average FEAUM for the twelve months ended December 31, 2020 and 2021.

•Fee revenues from advisory, StepStone Portfolio Analytics & Reporting (“SPAR”), SPI or administrative services are generally annual fixed fees, which vary based on the scope of services we provide. We also provide certain project-based or event-driven advisory services. The fees for these services are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service. Because advisory fees are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service, advisory fees do not necessarily correlate with the total size of our AUA.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. In connection with the Greenspring acquisition, we did not acquire any direct economic interests in the carried interest allocations of certain legacy Greenspring funds. As a result, carried interest allocations in respect of such legacy Greenspring funds have been reflected as legacy Greenspring carried interest allocations in the condensed consolidated statements of income, with a corresponding amount reflected as legacy Greenspring performance fee-related compensation as these amounts are payable to certain employees. As of December 31, 2021, we had over $51 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 150 programs.
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

Carried interest allocations include the allocation of performance-based fees to us from limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%) in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2021 and March 31, 2021, no material amounts for potential clawback obligations had been accrued.
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

Legacy Greenspring investment income represents our share of earnings from the investments we make in certain legacy Greenspring funds through the legacy Greenspring general partner entities. We have no direct economic interests in the legacy Greenspring general partner entities. As a result, all such income is reflected as non-controlling interests in legacy Greenspring entities. Legacy Greenspring investment income will increase or decrease based on the earnings of such legacy Greenspring funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds.
Interest income consists of income earned on cash and cash equivalents, restricted cash and certificates of deposit.
Interest expense primarily consists of the interest expense on the Revolver and our previously outstanding term loan, as well as the related amortization of deferred financing costs and amortization of original issue discount. The nine months ended December 31, 2020 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of our previously outstanding term loan in connection with the IPO in September 2020.
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

Non-controlling interests in the Partnership represent the economic interests in the Partnership held by the Class B and Class C unitholders of the Partnership. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of December 31, 2021 reflects final data for the prior period (September 30, 2021), adjusted for net new client account activity through December 31, 2021. NAV data for underlying investments is as of September 30, 2021, as reported by underlying managers up to 100 days following September 30, 2021. When NAV data is not available by 100 days following September 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of December 31, 2021 reflects final data for the prior period (September 30, 2021), adjusted for net new client account activity through December 31, 2021. NAV data for underlying investments is as of September 30, 2021, as reported by underlying managers up to 100 days following September 30, 2021. When NAV data is not available by 100 days following September 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.

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
Undeployed Fee-Earning Capital
Undeployed fee-earning capital represents the amount of capital commitments to StepStone Funds that has not yet been invested or considered active but will generate management fee revenue once this capital is invested or activated.
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
Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units and Class C units in the Partnership are exchanged for Class A common stock in SSG, including the dilutive impact of outstanding equity-based awards. ANI per share is calculated as ANI divided by adjusted shares outstanding. We believe ANI per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.

Consolidated Results of Operations
The following is a discussion of our unaudited consolidated results of operations for the periods presented. This information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Revenues
Management and advisory fees, net	$106,384	$70,093	$268,028	$209,245
Performance fees:
Incentive fees	27	313	6,005	5,098
Carried interest allocations:
Realized	66,559	26,063	169,053	38,257
Unrealized	132,535	150,681	452,789	176,050
Total carried interest allocations	199,094	176,744	621,842	214,307
Legacy Greenspring carried interest allocations(1)	104,960	—	104,960	—
Total revenues	410,465	247,150	1,000,835	428,650
Expenses
Compensation and benefits:
Cash-based compensation	51,665	36,732	138,217	113,858
Equity-based compensation	3,407	3,206	10,363	4,641
Performance fee-related compensation:
Realized	34,033	10,241	86,122	17,952
Unrealized	68,368	73,629	228,146	83,487
Total performance fee-related compensation	102,401	83,870	314,268	101,439
Legacy Greenspring performance fee-related compensation(1)	104,960	—	104,960	—
Total compensation and benefits	262,433	123,808	567,808	219,938
General, administrative and other	30,299	12,624	72,049	34,487
Total expenses	292,732	136,432	639,857	254,425
Other income (expense)
Investment income	7,230	5,361	20,841	6,508
Legacy Greenspring investment income(1)	17,890	—	17,890	—
Interest income	43	83	329	342
Interest expense	(543)	(26)	(637)	(7,353)
Other income (loss)	(273)	799	(2,662)	1,261
Total other income	24,347	6,217	35,761	758
Income before income tax	142,080	116,935	396,739	174,983
Income tax expense	15,787	9,546	16,065	11,585
Net income	126,293	107,389	380,674	163,398
Less: Net income attributable to non-controlling interests in subsidiaries	7,091	5,496	18,737	18,634
Less: Net income attributable to non-controlling interests in legacy Greenspring entities(1)	17,890	—	17,890	—
Less: Net income attributable to non-controlling interests in the Partnership	52,966	76,315	191,977	119,976
Net income attributable to StepStone Group Inc.	$48,346	$25,578	$152,070	$24,788
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3, 5 and 14 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Total revenues increased $163.3 million, or 66%, to $410.5 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, due to the inclusion of legacy Greenspring carried interest allocations in the current year as well as higher carried interest allocations and net management and advisory fees.
Net management and advisory fees increased $36.3 million, or 52%, to $106.4 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase was driven by new client activity and a 52% growth in average FEAUM (or 27% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $1.2 million from the final closing for StepStone Tactical Growth Fund III (“STGF III”) and additional closings of StepStone’s private equity co-investment fund. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees decreased $0.3 million, or 91%, to $27 thousand for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
Realized carried interest allocation revenues increased $40.5 million, or 155%, to $66.6 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $22.4 million, or 13%, to $199.1 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase in unrealized carried interest allocations for the three months ended December 31, 2021 primarily reflected a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues of $105.0 million for the three months ended December 31, 2021 reflect gross realized carried interest allocations of $24.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $80.4 million.
Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020
Total revenues increased $572.2 million, or 133%, to $1,000.8 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, due to higher carried interest allocations, net management and advisory fees and incentive fees and the inclusion of legacy Greenspring carried interest allocations in the current year.
Net management and advisory fees increased $58.8 million, or 28%, to $268.0 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase was driven by new client activity and a 34% growth in average FEAUM (or 27% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $4.3 million from the final closing for STGF III and additional closings of StepStone’s private equity co-investment fund. The prior year period included $9.0 million of retroactive fees from the final closing of StepStone Real Estate Partners IV. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $0.9 million, or 18%, to $6.0 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020.

Realized carried interest allocation revenues increased $130.8 million, or 342%, to $169.1 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal, unrealized carried interest allocation revenues increased $407.5 million, or 190%, to $621.8 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase in unrealized carried interest allocations for the nine months ended December 31, 2021 primarily reflected a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
For fiscal 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced a decline during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and have subsequently seen a significant increase, reflecting the unrealized appreciation in the fair value of certain underlying fund investments primarily driven by the continued recovery in global financial markets.
Legacy Greenspring carried interest allocation revenues of $105.0 million for the nine months ended December 31, 2021 reflect gross realized carried interest allocations of $27.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $77.3 million for the period from September 20, 2021 to December 31, 2021.
Expenses
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Total expenses increased $156.3 million, or 115%, to $292.7 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, due to the inclusion of legacy Greenspring performance fee-related compensation in the current year as well as increases in performance fee-related compensation, general, administrative and other expenses, cash-based compensation and equity-based compensation.
Cash-based compensation increased $14.9 million, or 41%, to $51.7 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, due to increased staffing and compensation levels. Our average full-time headcount increased 33% (or 10% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $0.2 million, or 6%, to $3.4 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase was attributable to additional grants of restricted stock units (“RSUs”) made to certain employees and directors since our IPO in September 2020.
Performance fee-related compensation expense increased $18.5 million, or 22%, to $102.4 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $23.8 million, or 232%, to $34.0 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense of $105.0 million for the three months ended December 31, 2021 reflects gross realized performance fee-related compensation expense of $24.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $80.4 million.

General, administrative and other expenses increased $17.7 million, or 140%, to $30.3 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase primarily reflected $10.1 million in amortization expense for intangibles, $1.6 million of travel and associated costs for investment evaluation and client service, $1.2 million in information and technology expenses, $1.2 million in loss on change in fair value for contingent consideration obligation, $0.8 million in professional fees, $0.7 million in occupancy costs and other general operating expenses. We anticipate travel and other expenses will continue to increase up to pre-pandemic levels as the COVID-19 situation improves, and that costs associated with being a public company will continue to be reflected in our expenses going forward.
Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020
Total expenses increased $385.4 million, or 151%, to $639.9 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, reflecting increases in performance fee-related compensation, equity-based compensation, cash-based compensation, general, administrative and other expenses and the inclusion of legacy Greenspring performance fee-related compensation in the current year.
Cash-based compensation increased $24.4 million, or 21%, to $138.2 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, due to increased staffing and compensation levels. Our average full-time headcount increased 18% (or 11% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $5.7 million, or 123%, to $10.4 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase was attributable to the grant of RSUs made to certain employees and directors in connection with our IPO in September 2020. As such grants were not outstanding for the period prior to the IPO, this resulted in lower expense in the prior year period.
Performance fee-related compensation expense increased $212.8 million, or 210%, to $314.3 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $68.2 million, or 380%, to $86.1 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense of $105.0 million for the nine months ended December 31, 2021 reflects gross realized performance fee-related compensation expense of $27.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $77.3 million for the period from September 20, 2021 to December 31, 2021.
General, administrative and other expenses increased $37.6 million, or 109%, to $72.0 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase primarily reflected $13.5 million in transaction costs, $10.9 million in amortization expense for intangibles, $3.1 million in professional fees, $2.5 million in insurance costs, $2.0 million of travel and associated costs for investment evaluation and client service, $1.4 million in occupancy costs, $1.2 million in information and technology expenses, $1.2 million in loss on change in fair value for contingent consideration obligation and other general operating expenses. We anticipate travel and other expenses will continue to increase to pre-pandemic levels as the COVID-19 situation improves, and that costs associated with being a public company will continue to be reflected in our expenses going forward.

Other Income (Expense)
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Investment income increased $1.9 million, or 35%, to $7.2 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income of $17.9 million for the three months ended December 31, 2021 reflects gross realized investment income of $3.6 million and unrealized investment income, net of the reversal of realized investment income, of $14.3 million.
Interest income decreased $40 thousand, or 48%, to $43 thousand for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020.
Interest expense increased $0.5 million to $0.5 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase was primarily due to interest on the average outstanding balances under the Revolver during the current period. There was no debt outstanding in the prior year period as a result of the full repayment of our previously outstanding senior secured term loan in connection with the IPO in September 2020.
Other income (loss) decreased $1.1 million to a loss of $0.3 million for the three months ended December 31, 2021 from income of $0.8 million for the three months ended December 31, 2020, primarily reflecting net foreign currency transaction losses.
Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020
Investment income increased $14.3 million, or 220%, to $20.8 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income of $17.9 million for the nine months ended December 31, 2021 reflects gross realized investment income of $4.9 million and unrealized investment income, net of the reversal of realized investment income, of $13.0 million for the period from September 20, 2021 to December 31, 2021.
Interest income decreased $13 thousand, or 4%, to $0.3 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020.
Interest expense decreased $6.7 million, or 91%, to $0.6 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan in connection with the IPO in September 2020, partially offset by interest on average outstanding balances under the Revolver during the current period.
Other income (loss) decreased $3.9 million to a loss of $2.7 million for the nine months ended December 31, 2021 from income of $1.3 million for the nine months ended December 31, 2020, primarily reflecting net foreign currency transaction losses, losses related to the write-off of certain property and equipment, and losses related to adjustments in connection with the Tax Receivable Agreements.

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
Our effective income tax rate was 11.1% and 8.2% for the three months ended December 31, 2021 and 2020, respectively, and 4.0% and 6.6% for the nine months ended December 31, 2021 and 2020, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Income tax expense increased $6.2 million, or 65%, to $15.8 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase was primarily related to U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership as a result of additional exchanges that occurred since December 31, 2020, which increased our ownership in the Partnership as of December 31, 2021.
Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020
Income tax expense increased $4.5 million, or 39%, to $16.1 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase was primarily related U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership as a result of additional exchanges that occurred since December 31, 2020, which increased our ownership in the Partnership as of December 31, 2021, partially offset by the recognition of an income tax benefit of $25.3 million for the release of a valuation allowance during the current year as a result of the Greenspring acquisition. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $1.6 million, or 29%, to $7.1 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $0.1 million, or 1%, to $18.7 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.

Net Income Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income attributable to non-controlling interests in legacy Greenspring entities represent the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income attributable to non-controlling interests in legacy Greenspring entities was $17.9 million for the three and nine months ended December 31, 2021.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income attributable to non-controlling interests in the Partnership was $53.0 million and $76.3 million for the three months ended December 31, 2021 and 2020, respectively, and $192.0 million and $120.0 million for the nine months ended December 31, 2021 and 2020, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Operating Metrics
Assets Under Management
AUM was $80 billion as of December 31, 2020, $121 billion as of September 30, 2021 and $127 billion as of December 31, 2021.
Assets Under Advisement
Assets related to our advisory accounts were $253 billion as of December 31, 2020, $397 billion as of September 30, 2021 and $421 billion as of December 31, 2021. As described under “Key Operating Metrics—Assets Under Advisement,” we modified our calculation of AUA beginning in the quarter ended March 31, 2021 to include, with respect to our advisory clients, the portion of their portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. This change increased AUA by approximately $70 billion for the quarter ended March 31, 2021. Prior period amounts have not been recast for this change because such historical data does not exist.
Fee-Earning AUM
Three Months Ended December 31, 2021
FEAUM increased $5 billion, or 7%, to $71 billion as of December 31, 2021 as compared to $67 billion as of September 30, 2021. The increase was primarily attributable to a $2 billion increase in focused commingled funds and $3 billion from SMAs.
Nine Months Ended December 31, 2021
FEAUM increased $19 billion, or 37%, to $71 billion as of December 31, 2021 as compared to $52 billion as of March 31, 2021. The increase was primarily attributable to a $14 billion increase in focused commingled funds due to the Greenspring acquisition, which added approximately $11 billion of FEAUM, and $5 billion from SMAs.

	Three Months Ended December 31, 2021			Nine Months Ended December 31, 2021
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$43,167	$23,513	$66,680	$40,561	$11,447	$52,008
Contributions(1)	3,145	2,045	5,190	6,689	3,276	9,965
Distributions(2)	(837)	(205)	(1,042)	(1,837)	(750)	(2,587)
Acquisitions(3)	—	—	—	—	11,407	11,407
Market value, FX and other(4)	424	(20)	404	486	(47)	439
Ending balance	$45,899	$25,333	$71,232	$45,899	$25,333	$71,232
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	December 31, 2021	March 31, 2021	December 31, 2020
FEAUM
Private equity(1)	$40,044	$24,533	$20,960
Infrastructure	14,902	12,605	12,251
Private debt	11,586	10,483	9,052
Real estate	4,700	4,387	4,367
Total	$71,232	$52,008	$46,630
_______________________________
(1)Balance as of December 31, 2021 includes approximately $11.4 billion of focused commingled funds added as a result of the Greenspring acquisition.

	As of
	December 31, 2021	March 31, 2021	December 31, 2020
Weighted-average fee rate(1)
Private equity(2)	0.63%	0.62%	0.64%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.42%	0.41%
Total	0.52%	0.52%	0.52%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented, and is inclusive of any retroactive fees for such period.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.

Undeployed Fee-Earning Capital
As of December 31, 2021, we had $17.3 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Management and advisory fees, net	$106,384	$70,093	$268,028	$209,245
Less:
Cash-based compensation	51,665	36,732	138,217	113,858
Equity-based compensation(1)	178	—	401	—
General, administrative and other	30,299	12,624	72,049	34,487
Plus:
Amortization of intangibles	10,958	835	13,448	2,505
Non-core items(2)	1,628	768	15,551	5,037
Fee-related earnings	36,828	22,340	86,360	68,442
Plus:
Realized carried interest allocations	66,559	26,063	169,053	38,257
Incentive fees	27	313	6,005	5,098
Deferred incentive fees	—	—	5,811	4,700
Realized investment income	1,834	2,344	6,668	4,012
Interest income	43	83	329	342
Write-off of unamortized deferred financing costs	—	—	—	3,526
Other income (loss)(3)	(273)	799	(1,271)	1,261
Less:
Realized performance fee-related compensation	34,033	10,241	86,122	17,952
Interest expense	543	26	637	7,353
Income attributable to non-controlling interests in subsidiaries(4)	7,716	5,628	19,341	19,297
Pre-tax adjusted net income	62,726	36,047	166,855	81,036
Less: Income taxes(5)	14,145	9,012	37,626	20,260
Adjusted net income	$48,581	$27,035	$129,229	$60,776
_______________________________
(1)Reflects equity-based compensation for awards granted subsequent to the IPO.
(2)Includes transaction costs ($0.3 million for the three months ended December 31, 2020, and $13.8 million and $0.3 million for the nine months ended December 31, 2021 and 2020, respectively), severance costs ($0.1 million and $4.1 million for the nine months ended December 31, 2021 and 2020, respectively), loss on change in fair value for contingent consideration obligation ($1.6 million for the three and nine months ended December 31, 2021, and $0.4 million for the three and nine months ended December 31, 2020), and other non-core operating income and expenses.
(3)Reflects other income (loss) net of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the nine months ended December 31, 2021).
(4)Reflects the portion of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests.

(5)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2021, and a blended statutory rate of 25.0% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2020. The 22.6% rate for the three and nine months ended December 31, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%, and the 25.0% rate for the three and nine months ended December 31, 2020 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%.
Adjusted Revenues and Adjusted Net Income
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
Adjusted revenues increased $76.5 million, or 79%, to $173.0 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily reflecting increases in net management and advisory fees and realized carried interest allocation revenues.
ANI increased $21.5 million, or 80%, to $48.6 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily due to higher net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and the increase in FRE as discussed below.
Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020
Adjusted revenues increased $191.6 million, or 74%, to $448.9 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees.
ANI increased $68.5 million, or 113%, to $129.2 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily due to higher net realized performance fee-related earnings, lower interest expense and the increase in FRE as discussed below.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three and nine months ended December 31, 2021 and 2020.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
(in thousands, except share and per share amounts)
Adjusted net income	$48,581	$27,035	$129,229	$60,776

Weighted-average shares of Class A common stock outstanding – Basic	57,875,758	29,237,500	46,247,353	29,237,500
Assumed vesting of RSUs	1,125,798	1,012,657	1,390,538	977,400
Assumed vesting and exchange of Class B2 units	2,481,677	2,454,818	2,480,591	2,449,298
Exchange of Class B units in the Partnership(1)	50,327,243	65,578,831	53,511,397	65,578,831
Exchange of Class C units in the Partnership(2)	3,003,274	—	1,116,423	—
Adjusted shares(3)	114,813,750	98,283,806	104,746,302	98,243,029

Adjusted net income per share	$0.42	$0.28	$1.23	$0.62
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
(3)Class A common stock did not exist prior to the Reorganization and IPO in September 2020. As a result, the computation of ANI per share for the period prior to the Reorganization and IPO assumes the same number of adjusted shares outstanding as reported for the period after the IPO through September 30, 2020.
Fee-Related Earnings
Three Months Ended December 31, 2021 Compared to Three Months Ended December 31, 2020
FRE increased $14.5 million, or 65%, to $36.8 million for the three months ended December 31, 2021 as compared to the three months ended December 31, 2020, primarily reflecting higher net management and advisory fees, partially offset by higher cash-based compensation and general, administrative and other expenses.
Nine Months Ended December 31, 2021 Compared to Nine Months Ended December 31, 2020
FRE increased $17.9 million, or 26%, to $86.4 million for the nine months ended December 31, 2021 as compared to the nine months ended December 31, 2020, primarily reflecting higher net management and advisory fees, partially offset by higher cash-based compensation, general, administrative and other expenses and equity-based compensation.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Total revenues	$410,465	$247,150	$1,000,835	$428,650
Unrealized carried interest allocations	(132,535)	(150,681)	(452,789)	(176,050)
Deferred incentive fees	—	—	5,811	4,700
Legacy Greenspring carried interest allocations	(104,960)	—	(104,960)	—
Adjusted revenues	$172,970	$96,469	$448,897	$257,300

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2021	2020	2021	2020
Income before income tax	$142,080	$116,935	$396,739	$174,983
Net income attributable to non-controlling interests in subsidiaries(1)	(7,716)	(5,628)	(19,341)	(19,297)
Net income attributable to non-controlling interests in legacy Greenspring entities	(17,890)	—	(17,890)	—
Unrealized carried interest allocation revenue	(132,535)	(150,681)	(452,789)	(176,050)
Unrealized performance fee-related compensation	68,368	73,629	228,146	83,487
Unrealized investment income	(5,396)	(3,017)	(14,173)	(2,496)
Deferred incentive fees	—	—	5,811	4,700
Equity-based compensation(2)	3,229	3,206	9,962	4,641
Amortization of intangibles	10,958	835	13,448	2,505
Write-off of unamortized deferred financing costs	—	—	—	3,526
Tax Receivable Agreements adjustments through earnings	—	—	1,391	—
Non-core items(3)	1,628	768	15,551	5,037
Pre-tax adjusted net income	62,726	36,047	166,855	81,036
Income taxes(4)	(14,145)	(9,012)	(37,626)	(20,260)
Adjusted net income	48,581	27,035	129,229	60,776
Income taxes(4)	14,145	9,012	37,626	20,260
Realized carried interest allocation revenue	(66,559)	(26,063)	(169,053)	(38,257)
Realized performance fee-related compensation	34,033	10,241	86,122	17,952
Realized investment income	(1,834)	(2,344)	(6,668)	(4,012)
Incentive fees	(27)	(313)	(6,005)	(5,098)
Deferred incentive fees	—	—	(5,811)	(4,700)
Interest income	(43)	(83)	(329)	(342)
Interest expense	543	26	637	7,353
Other (income) loss(5)	273	(799)	1,271	(1,261)
Write-off of unamortized deferred financing costs	—	—	—	(3,526)
Net income attributable to non-controlling interests in subsidiaries(1)	7,716	5,628	19,341	19,297
Fee-related earnings	$36,828	$22,340	$86,360	$68,442
_______________________________
(1)Reflects the portion of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes transaction costs ($0.3 million for the three months ended December 31, 2020, and $13.8 million and $0.3 million for the nine months ended December 31, 2021 and 2020, respectively), severance costs ($0.1 million and $4.1 million for the nine months ended December 31, 2021 and 2020, respectively), loss on change in fair value for contingent consideration obligation ($1.6 million for the three and nine months ended December 31, 2021, and $0.4 million for the three and nine months ended December 31, 2020), and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2021, and a blended statutory rate of 25.0% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2020. The 22.6% rate for the three and nine months ended December 31, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%, and the 25.0% rate for the three and nine months ended December 31, 2020 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 4.0%.
(5)Reflects other income (loss) net of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the nine months ended December 31, 2021).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through September 30, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of September 30, 2021;

•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of September 30, 2021 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone;
•“TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (excluding capitalized costs); and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	19.7%	1.7x	Core/Core+ fund investments	8.5%	1.5x	Primaries	9.9%	Direct lending (Gross)(8)	7.4%
Secondaries	21.6%	1.6x	Value-add/opportunistic fund investments	10.1%	1.4x	Secondaries	11.5%	Distressed debt (Gross)(8)	10.8%
Co-investments	25.1%	1.9x	Real estate debt fund investments	6.2%	1.2x	Co-investments(6)	8.6%	Other (Gross)(8,9)	9.6%
			Value-add/opportunistic secondaries & co-investments	14.8%	1.3x			Private debt gross track record(8)	8.7%
								Private debt net track record	7.9%
_______________________________
(1)Private Equity includes 1,242 investments totaling $120.3 billion of capital commitments and excludes (i) two advisory co-investments and 137 client-directed investments, totaling $100.0 million and $16.4 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
ii.Secondaries: 125 basis points (60 basis points for Infrastructure) on capital commitments in years 1 through 4 for management fee. In year 5, management fees step down to 90% of the previous year’s fee. Secondaries also include 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs. Secondaries also include 12.5% of paid and unrealized carry (15.0% of paid and unrealized carry for Real Estate), with an 8% preferred return hurdle.
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

Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of September 30, 2021, as reported by underlying managers up to 100 days following September 30, 2021. For investment returns where NAV data is not available by 100 days following September 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
(4)Real Estate includes 428 investments totaling $61.5 billion of capital commitments and excludes (i) 49 client-directed investments, totaling $6.1 billion of capital commitments, (ii) six secondary core/core+ investments, totaling $572.1 million, (iii) four advisory fund investments totaling $463.6 million, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 161 investments totaling $31.7 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and 16 client-directed investments, totaling $501.9 million and $1.2 billion, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 630 investments totaling $29.0 billion of capital commitments and excludes (i) 27 client-directed investments, totaling $2.0 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly net asset value for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of September 30, 2021, as reported by underlying managers up to 100 days following September 30, 2021. For investment returns where NAV data is not available by 100 days following September 30, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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

As of December 31, 2021, we had $136.9 million of cash, cash equivalents and restricted cash and $1,446.2 million of investments in StepStone Funds, including $1,347.4 million of accrued carried interest allocations, against $62.8 million in debt obligations, net of debt issuance costs, and $688.1 million in accrued carried interest-related compensation payable.
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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Nine Months Ended December 31,
(in thousands)	2021	2020
Net cash provided by operating activities	$181,978	$120,297
Net cash used in investing activities	(201,475)	(8,549)
Net cash used in financing activities	(27,073)	(12,505)
Effect of exchange rate changes	(377)	(191)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(46,947)	$99,052
Operating Activities
Operating activities provided $182.0 million and $120.3 million of cash for the nine months ended December 31, 2021 and 2020, respectively. For the nine months ended December 31, 2021 and 2020, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, and unrealized investment income), of $165.4 million and $89.7 million; and
•net change in operating assets and liabilities of $16.6 million and $30.6 million.
Investing Activities
Investing activities used $201.5 million and $8.5 million of cash for the nine months ended December 31, 2021 and 2020, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $10.3 million and $7.5 million;
•net contributions to investments in legacy Greenspring entities of $8.1 million and $0 million;
•purchases of fixed assets of $1.6 million and $1.0 million; and
•cash payments for acquisitions, net of cash acquired, of $181.5 million and $0 million.

Financing Activities
Financing activities used $27.1 million and $12.5 million of cash for the nine months ended December 31, 2021 and 2020, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $0 million and $3.3 million;
•proceeds from IPO, net of underwriting discounts, of $0 million and $337.8 million;
•net borrowings on revolving credit facility of $65.0 million and $0 million;
•payment of deferred financing costs of $2.4 million and $0 million;
•purchase of non-controlling interests of $3.0 million and $131.3 million;
•payment of deferred offering costs of $1.3 million and $9.7 million;
•payments on prior term loan of $0 million and $147.0 million;
•distributions to non-controlling interests of $74.5 million and $64.9 million;
•proceeds from capital contributions to legacy Greenspring entities of $9.1 million and $0 million;
•distributions to non-controlling interests in legacy Greenspring entities of $4.6 million and $0 million;
•dividends paid to common stockholders of $14.8 million and $0 million; and
•payments to related parties under the Tax Receivable Agreements of $0.7 million and $0 million.
Revolving Credit Facility
In September 2021, we entered into the Credit Agreement with various lenders in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of December 31, 2021, we had $62.8 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a SONIA loan, (iv) in the case of any borrowing denominated in Swiss Francs, a SARON loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The interest rate in effect for the Revolver as of December 31, 2021 was 2.13%.

Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is September 20, 2026.
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is equal to or greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management beginning with the quarter ending December 31, 2021. As of December 31, 2021, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2021, we had outstanding letters of credit totaling $2.9 million.
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
In November 2021, we conducted an underwritten public offering of 4,500,000 shares of Class A common stock sold by selling stockholders at a public offering price of $51.83 per share. In connection with the offering, we issued 3,958,204 shares of Class A common stock to certain selling stockholders in exchange for 3,958,204 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 142,695 shares of Class A common stock to certain selling stockholders in exchange for 142,695 Class C units and a corresponding number of Class A units of the Partnership were issued to us. We did not receive any proceeds from the sale of shares by the selling stockholders.
In December 2021, we issued 935,235 shares of Class A common stock to certain limited partners of the Partnership in exchange for 935,235 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
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
On November 9, 2021, we announced a dividend of $0.15 per share of Class A common stock, which was paid on December 15, 2021 to holders of record as of the close of business on November 30, 2021.
On February 8, 2022, we announced a dividend of $0.15 per share of Class A common stock, payable on March 15, 2022 to holders of record as of the close of business on February 28, 2022.

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
In September 2021, we completed the acquisition of 100% of Greenspring. The transaction agreement includes an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. As of December 31, 2021, the contingent consideration liability in respect of the Greenspring acquisition was $19.4 million.
Also in connection with the Greenspring acquisition, we, indirectly through our subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). We did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. We determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, we consolidate these entities. As of December 31, 2021, there are $42.1 million of unfunded commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which we do not hold an economic interest.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of December 31, 2021, NAV-based management fees represented approximately 2% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of December 31, 2021 would result in an approximate $1.0 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of December 31, 2021, we had $18.5 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of December 31, 2021, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment was an estimated $189.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds) held as of December 31, 2021, we estimate that a 10% decline in fair value of the investments would result in a $9.9 million decrease in the amount of income.
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
Interest Rate Risk
As of December 31, 2021, we had $65.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of December 31, 2021, we estimate that interest expense would increase by $0.7 million on an annualized basis as a result of a 100 basis point increase in interest rates. Of the $136.9 million of cash, cash equivalents and restricted cash as of December 31, 2021, we estimate that interest income would increase by $1.4 million on an annualized basis as a result of a 100 basis point increase in interest rates.

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
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired objectives.
Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to provide reasonable assurance that information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Except as previously disclosed in a Current Report on Form 8-K, no unregistered sales of the Company’s equity securities were made during the three months ended December 31, 2021.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative.	8-K	2.1	7/07/2021	001-39510
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 10, 2022.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)