Form 10-K
period 2022-03-31
StepStone Group Inc.
filed 2022-05-31
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,760.6 million, based on the closing price of $42.64 as reported by the Nasdaq Stock Market. As of May 25, 2022, there were 61,141,306 shares of the registrant’s Class A common stock and 47,149,673 shares of the registrant’s Class B common stock, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
• references to the “Greenspring acquisition” refer to the acquisition of Greenspring Associates, Inc. and certain of its affiliates (“Greenspring”) that was completed on September 20, 2021;
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
We are subject to risks related to our business, including risks related to: (i) the identification and availability of suitable investment opportunities for our clients; (ii) poor investment performance; (iii) investments we make on behalf of clients or we recommend to our clients not correlating with performance of an investment in our Class A common stock; (iv) competition for access to investment funds and other investments; (v) ability of third-party clients to remove us as the general partner and to terminate the investment period under certain circumstances; (vi) our ability to retain our senior leadership team and attract additional qualified investment professionals; (vii) our failure to appropriately manage conflicts of interest; (viii) obligations to clients and other third parties that may conflict with stockholders’ interests; (ix) dependence on leverage by certain funds and portfolio companies; (x) StepStone Funds clients with commitment-based structures not satisfying their contractual obligation to fund capital calls when requested; (xi) compliance with investment guidelines set by clients; (xii) subjective valuation methodologies; (xiii) our ability to maintain our desired fee structure; (xiv) having to pay back “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds; (xv) investments in relatively high-risk, illiquid assets; (xvi) undiversified investments; (xvii) investments in funds and companies that we do not control; (xviii) risk management strategies and procedures; (xix) due diligence we undertake in connection with investments; (xx) restrictions on our ability to collect and analyze data regarding our clients’ investments; (xxi) dependence on the reliability of our proprietary data and technology platforms and other data processing systems; (xxii) a compromise or corruption of our systems containing confidential information; (xxiii) cybersecurity risks; (xxiv) employee misconduct; (xxv) our professional reputation and legal ability; (xxvi) our non-U.S. operations; (xxvii) investments of the StepStone Funds in certain jurisdictions that may be subject to heightened risks relative to investments in other jurisdictions; (xxviii) revenues from our real estate asset class being subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate; (xxix) investments we make on behalf of clients or we recommend to our clients in infrastructure assets; (xxx) the substantial growth of our business in recent years that may be difficult to sustain; (xxxi) entering into new lines of business; (xxxii) acquisitions of new businesses or assets; (xxxiii) current or future indebtedness; and (xxxiv) using custodians, counterparties, administrators and other agents; and (xxxv) the potential need to implement additional processes and procedures to accurately and timely prepare our consolidated financial statements as a result of the consolidation of Greenspring.
We are subject to risks related to our industry, including risks related to: (i) intense competition; (ii) difficult or volatile market conditions; (iii) the COVID-19 pandemic; (iv) operating in a heavily regulated industry; (v) evolving laws and government regulations; (vi) future changes to tax laws or our effective tax rate; (vii) potentially being required to pay additional taxes because of the new U.S. federal partnership audit rules and potentially also state and local tax rules; (viii) federal, state and foreign anti-corruption and sanctions laws; (ix) regulation of investment advisers outside the United States; (x) the exit of the UK from the EU; and (xi) increasing scrutiny from institutional clients with respect to environmental, social and governance (“ESG”) costs of investments made by the StepStone Funds.

We are subject to risks related to our organizational structure, including risks related to: (i) relying on exemptions from certain governance requirements as a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, therefore, not affording same protections to our stockholders as those afforded to stockholders of non-controlled companies; (ii) SSG’s dependence on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements; (iii) the IRS potentially challenging the tax basis step-ups and other tax benefits we receive in connection with our IPO and the related transactions and in connection with additional acquisitions of Partnership units; (iv) in certain circumstances, acceleration and/or significant excess of payments due under each Tax Receivable Agreement, as compared to the actual tax benefits, if any, that SSG actually realizes; (v) potentially substantial distributions to us and the existing partners of the Partnership that the Partnership will be required to make in certain circumstances; (vi) funding withholding tax upon certain exchanges of Class B units into shares of Class A common stock by non-U.S. holders; (vii) tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions; (viii) SSG not being permitted to deduct its distributive share of compensation expense pursuant to recently enacted regulations issued under Section 162(m) of the Code to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees; (ix) being deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of the Partnership or the General Partner; (x) a change of control of our company, including the effect of a “Sunset” on our voting structure; (xi) members of our senior leadership team holding their economic interest through other entities; (xii) our reliance on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly owned; (xiii) the disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders; (xiv) distributions made by the Partnership and limits on our ability to use the cash we receive in such distributions; (xv) the dual class structure of our common stock; and (xvi) our ability to pay dividends to stockholders.
We are subject to general risks, including risks related to: (i) the fact that the market price of our Class A common stock may be volatile; (ii) anti-takeover provisions in our charter documents and under Delaware law; and (iii) our forum selection provisions.

PART I
Item 1. Business.
Our Company
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2022, we oversaw $570 billion of private markets allocations, including $134 billion of AUM and $436 billion of AUA.
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
•Our global-and-local approach. With offices in 23 cities across 14 countries on five continents, we have built a global operating platform, organically and via acquisition, with strong local teams that possess valuable regional insights and deep-rooted relationships. This allows us to combine the advantages of having a knowledgeable on-the-ground presence with the benefits of operating as a global organization.
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
•Our large and experienced team. Since our inception, we have focused on recruiting and retaining the best talent. As of March 31, 2022, nearly 80 partners led the firm, with an average of nearly 20 years of investment or industry experience. As of March 31, 2022, we had over 790 total employees, including over 280 investment professionals and more than 500 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
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
During the year ended March 31, 2022, we reviewed over 3,400 investment opportunities and conducted approximately 3,700 meetings with fund managers across multiple geographies and all four asset classes. During the 12 months ended December 31, 2021, we allocated over $75 billion in capital to private markets on behalf of our clients, excluding legacy funds, feeder funds and research-only, non-advisory services.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $79 billion of our AUM as of March 31, 2022.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $44 billion of our AUM as of March 31, 2022.
•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to SPI and our other proprietary tools; and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $436 billion of our AUA and $12 billion of our AUM as of March 31, 2022.

•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $805 billion of client commitments as of March 31, 2022, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
Our Competitive Strengths
Truly Global Scale with Local Teams
Since our founding, we have invested significant time and resources building a global platform that we believe is well positioned to benefit from the continued growth and globalization of the private markets. Today, we have investment and implementation professionals in 23 cities across 14 countries on five continents.
Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Each of our offices follows a local staffing model, with local professionals who possess valuable insights, language proficiency and client relationships specific to that market. As of March 31, 2022, approximately 45% of our investment professionals were based outside the United States. We believe our focus on hiring local talent, supported by a deep bench of experienced investment professionals, has been critical in helping us attract a blue-chip, global client base. During the year ended March 31, 2022, over 70% of our management and advisory fees came from clients based outside of the United States.
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
As a result, we are able to offer a full suite of investment solutions to our clients, not only by assisting them with building customized private markets portfolios, but also offering other value-add services such as strategic planning and research, portfolio repositioning, and portfolio monitoring and reporting. We believe our value proposition as a full-service firm also helps us strengthen and grow our client relationships. As of March 31, 2022, 37% of our advisory clients also had an AUM relationship with us, and we advised or managed assets in more than one asset class for 35% of our clients, supporting our combined AUM/AUA growth.
Our focus on offering full-service, customized solutions to our clients is reflected in our business composition. As of March 31, 2022, we had 240 bespoke SMAs and focused commingled funds (including high-net-worth programs). For the year ended March 31, 2022, approximately 46% of our management and advisory fees (excluding fund reimbursement revenues) were generated from SMAs, as compared to 39% from focused commingled funds and 15% from advisory, data and administrative services.
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

PRIVATE EQUITY			REAL ESTATE
$76B(1)	$40B	$228B	$11B(1)	$5B	$149B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	145			50
Investment professionals			Investment professionals

INFRASTRUCTURE			PRIVATE DEBT
$26B(1)	$18B	$44B	$22B(1)	$12B	$15B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	52			36
Investment professionals			Investment professionals
_____________________________
Note: Amounts may not sum to total due to rounding. Data presented as of March 31, 2022. AUM/AUA reflects final data for the prior period (December 31, 2021), adjusted for net new client account activity through March 31, 2022. Does not include post-period investment valuation or cash activity. Net asset value (“NAV”) data for underlying investments is as of December 31, 2020, as reported by underlying managers up to 115 days following December 31, 2021. When NAV data is not available by 115 days following December 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
(1)Allocation of AUM by asset class is presented by underlying investment asset classification.
Well Positioned to Continue to Serve and Grow Our Diverse and Global Client Base
We believe we are a leading provider of private markets solutions for a broad variety of clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients. In many instances, existing clients have increased allocations to additional asset classes and commercial structures and deployed capital across our asset management and advisory services businesses.
Our dedicated in-house business development and client relations teams, comprising nearly 100 professionals in offices across 11 countries, maintain an active and transparent dialogue with our diverse and global client base. Consistent with our staffing model on the investment side, we ensure local clients are interfacing with business development professionals who have local expertise.
Preeminent Data and Analytics with Proprietary Software
Our data-driven, research-focused approach has been core to our investment philosophy since inception, which we believe is one of our biggest competitive strengths. Our data are organized around our proprietary software systems:
•SPI monitors investment opportunities and is used by our investment professionals as an investment decision making tool. As of March 31, 2022, SPI contained information on over 72,000 companies, over $22 trillion of AUM across over 40,000 funds and over 15,000 fund managers showing fund-level performance for nearly 14,000 funds. SPI initially augmented our own due diligence, investment and portfolio construction processes. In response to growing industry demand for private markets intelligence, we subsequently developed an interface for direct client access. Through SPI, our clients can access detailed, regularly updated information on managers through an intuitive, web-based user interface. Our research professionals utilize this technology to collect and develop qualitative and quantitative perspectives on investment opportunities.

•Omni monitors the performance of our clients’ investments and allows users, including our clients, to generate detailed analytics. As of March 31, 2022, Omni tracked detailed information on over 8,000 investments across more than 65,000 underlying portfolio companies. Omni is used extensively by our approximately 80 person StepStone Portfolio Analytics & Reporting (“SPAR”) team to provide customized portfolio analytics and reporting on the performance of our clients’ investments.
We also have a number of additional proprietary tools that we use and license in service of our clients, including our Pacing tool that enables clients to forecast liquidity needs, our daily valuation engine that facilitates asset management solutions offering periodic subscription or liquidity (such as the mass affluent and defined contribution plan markets), ESG reporting dashboards that allow our clients to monitor their portfolio against these non-financial metrics, and a secondary pricing engine that drives operating leverage in our evaluation of larger and more complex transactions. The combination of SPI, Omni, and our other tools offers an end-to-end software technology and data solution that delivers significantly more information than most private markets investors have available, providing us with a meaningful advantage in our investment, due diligence and client relations efforts. Data science within private markets has historically been difficult due to the lack of standardization and the labor-intensive process of collecting and processing information. We have a dedicated Data Science and Engineering team with over 40 members, which manages and continues to develop our SPI and Omni platforms (and our additional proprietary tools built on these platforms) and supports our efforts to be a market leader in an area that is essential to evaluating private markets.
Strong Investment Performance Track Record
Our track record is a key point of differentiation to our clients. As shown below, we have outperformed the MSCI ACWI Index, calculated on a Direct Alpha Equivalent basis, the benchmark index used for comparison across all of our investment strategies on an inception-to-date basis as of December 31, 2021. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Performance” below for more information and explanatory footnotes.

(in billions except percentages and multiples)
Strategy	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Multiple of Invested Capital	Gross IRR	Net IRR	Gross IRR versus Benchmark
Primaries	$217.9	$147.0	$94.4	$125.7	$220.1	1.5x	13.7%	13.4%	2.3%
Secondaries	12.5	9.8	6.1	9.7	15.8	1.6x	24.5%	20.5%	10.6%
Co-investments	27.3	24.9	10.4	32.2	42.6	1.7x	21.8%	19.3%	6.7%
Total	$257.7	$181.7	$110.9	$167.6	$278.5	1.5x	14.8%	14.2%	3.1%
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
We believe our revenue model has the following important attributes:
Sustainable and recurring management and advisory fees
Our management and advisory fees grew from $141 million in fiscal 2018 to $380 million in fiscal 2022, representing a 28% compounded annual growth rate (or 24% excluding the Greenspring acquisition). For the year ended March 31, 2022, approximately 60% of our management fees were from SMAs and focused commingled funds with a remaining tenor of seven years or more. We have had a high level of success in retaining our advisory clients with an over 90% retention rate since inception.
Highly predictable with strong visibility into near-term growth
Our SMAs and focused commingled funds typically have a 10 to 18-year maturity at inception, including extensions. As of March 31, 2022, we had approximately $17 billion of committed but undeployed fee-earning capital, which we expect to generate management fees when deployed or activated.
Diverse
As of March 31, 2022, we had over 330 revenue-generating asset management and advisory programs and therefore are not dependent upon or concentrated in any single investment vehicle or client. For the year ended March 31, 2022, no single client contributed more than 6% of our total management and advisory fees, and our top 10 clients, which comprise over 50 separate mandates and commitments to commingled funds, contributed approximately 27% of our total management and advisory fees.
Upside from performance fees
As of March 31, 2022, we had approximately 155 investment programs with the potential to earn performance fees, consisting of over $55 billion in committed capital. As of March 31, 2022, our accrued carried interest allocations balance, which we view as a backlog of future carried interest allocation revenue, was $1,481 million. Approximately 69% of current accrued carried interest allocations is from StepStone Fund vintages of 2017 or prior.
Led by a Seasoned Team of Professionals Whose Interests Are Aligned with Clients and Our Stockholders
We believe our biggest asset is our people, and therefore we focus on consistently recruiting the best people, all of whom are proven leaders in their areas of expertise. As of March 31, 2022, nearly 80 partners led the firm, with an average of nearly 20 years of investment or industry experience. As of March 31, 2022, over 480 of our employees have equity interests in us in the form of direct equity interests and/or restricted stock units under our 2020 Long-Term Incentive Plan (“LTIP”), and more than 190 employees are entitled to participate in our carried interest allocations in one or more of the asset classes.

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
Deploy already raised committed capital. As of March 31, 2022, we had approximately $17 billion of capital not yet deployed across our various investment vehicles, which we expect to generate management fees when invested or activated.
Add New Clients Globally
Over the past decade, we have invested in and grown both our in-house and third-party distribution networks. As of March 31, 2022, we had nearly 100 professionals worldwide dedicated to business development and client relations. Our local business development professionals lead conversations with potential local clients.
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
Continue to Expand Our Distribution Channel for Private Wealth Clients
Many high-net-worth and mass affluent individual investors continue to have difficulty accessing private markets investment opportunities because of a lack of products currently available that satisfy regulatory and structural requirements related to liquidity, transparency and administration. We have developed an investment platform, Conversus, designed to expand access to the private markets for private wealth clients.
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

Monetize Our Data and Analytics Capabilities
Our proprietary database, SPI, provides access to valuable data that forms the cornerstone of our investing process. We license SPI to clients in the form of a traditional licensed offering as well as an “advisory-like” service where we offer the SPI license and limited advisory-type support from our team. This has allowed us to support the private markets activities of clients that are too small to participate in our full-service advisory offerings. Omni and SPI both allow users to leverage our research data, further enhancing our client experience and services. We also strategically use SPI and Omni as a competitive product bundle, for example, by providing both offerings to clients to secure more comprehensive mandates.
Pursue Accretive Transactions to Complement Our Platform
We may complement our strong organic growth with selective strategic and tactical acquisitions. We intend to remain highly disciplined in our development strategy to ensure that we are allocating management time and our capital in the most productive areas to fuel growth. Our strategy will focus on opportunities that expand our scale in existing markets, add complementary capabilities, enhance distribution, or provide access to new markets. For example, in September 2021, we acquired Greenspring, a venture capital platform, further enhancing our private equity offerings. The acquisition has enhanced our capabilities as a private markets solution provider, helping us forge deeper relationships with clients, limited partners and general partners, and we believe has made us a clear market leader in venture capital and growth equity.
Investment Strategies
We offer customized solutions across the global private markets through synergistic investment strategies – primary fund investments, secondary investments, and co-investments. StepStone constructs solutions across all three investment strategies for each asset class – private equity, infrastructure, private debt and real estate. Being an active investor across all investment strategies provides us with meaningful insights into fund managers, their portfolios, return characteristics and direct investment opportunities.
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
Primaries are generally closed-end funds and only accept new capital commitments during a finite period. Private equity, real estate and infrastructure primary investment funds typically range in duration from 10 to 18 years, including extensions, while private debt primary investment funds typically range in duration from eight to 10 years. Underlying investments in portfolio investments generally have a three to six year range of duration for private equity, with potentially shorter periods for private debt or real estate, and longer for infrastructure. Typically, fund managers will not launch new funds more frequently than every two to four years. Market leaders generally offer multiple primary investment funds each year, but they may not offer funds within a given geography or that pursue a certain strategy in any particular year or in consecutive years. Because of the limited timeframe of opportunity for investment in any given fund, having a well-established relationship with a fund manager is critically important for primary investors.

Our primaries business seeks out, and invests with, leading fund managers across the private markets asset classes. We aim to build top-performing global private markets portfolios through a research-intensive investment approach and strive to identify fund managers with top-quartile performance through active sourcing and in-depth evaluation, complemented by excellent deal execution. We leverage our SPI database of over 72,000 companies, over $22 trillion of AUM across over 40,000 funds and over 15,000 fund managers showing fund-level performance for nearly 14,000 funds to track a large cross section of fund managers and funds globally—irrespective of fundraising cycles.
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
Secondaries have historically generated a high risk-adjusted internal rate of return (“IRR”) relative to other strategies in the private equity market. This performance is due, in part, to: (1) the lack of a centralized market, (2) imperfect information among buyers and sellers, (3) wide bid spreads, (4) shorter holding periods, (5) fee mitigation and (6) transactions priced at a discount to fair value. Unlike primary commitments, secondaries offer visibility into a portfolio of known assets and their historical performance, which can mitigate some of the risk normally associated with primaries. We believe these market dynamics will persist, making secondaries an attractive long-term opportunity for sophisticated investors.
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
Our global platform provides for deep market coverage and consistently sources proprietary transaction opportunities. We believe proprietary and advantaged deal flow has been a critical factor in our ability to purchase high quality assets at below market prices. Since the inception of our private equity secondaries strategy in 2008, we have sourced over 11,400 secondary transactions of which over 63% were limited or proprietary processes as calculated by deal size.
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
Our co-investment program benefits from the access to fund managers we have through our scale and the approximately 3,700 meetings and calls that we conduct with fund managers on an annual basis. In each of these meetings and calls, we follow a protocol of inquiring about co-investments and monitoring compliance with the protocol through an automated tracking system.
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
Fund managers’ information is entered into Omni, our proprietary, web-based application and database for private market portfolio analytics and reporting. Data are reconciled daily to ensure data integrity and that pertinent details are entered correctly. In order to be included in Omni, a fund manager must send us sufficient materials, including specific data fields required by us. Performance data monitored by Omni is available back to 1971.
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

Risk Management
We have an investment risk management function overseen by our Head of Research and Portfolio Management and our Head of Risk. Additionally, taking into account the nature, scale and complexity of our business, we have a Portfolio and Risk Management Committee for each of our asset classes and additional policies and procedures to give effect to local regulations in jurisdictions around the world. Our risk management process focuses on risk identification, measurement, treatment/mitigation, monitoring and management/reporting, with particular risk assessments tailored by asset class and individual client.
Responsible Investment Philosophy
Responsible investment, which encompasses ESG and impact investing considerations, is a core tenet of our operating and investment philosophies. We believe that full integration of ESG factors in both our investment process and internal operations will improve long-term, risk-adjusted returns for our clients. We developed a responsible investment policy, became a signatory to the United Nations Principles for Responsible Investment (“UNPRI”) in 2013 and created a StepStone Responsible Investment Committee in 2017, and have since become a signatory to the Financial Stability Board Task Force on Climate-Related Financial Disclosures (“TCFD”) as well as a member of the GRESB and the Sustainability Accounting Standards Board (“SASB”). We aim to continually improve and evolve, reviewing our policy annually, holding regular trainings and responsible investment education sessions for our investment teams, and looking for ways to enhance our systems and processes, and have incorporated GRESB data and benchmarks in our decision-making process where relevant.
Responsible Investment in the Investment Process
Our Responsible Investment Committee comprises leadership from all four of our asset classes and other firm leaders. The Responsible Investment Committee provides oversight and direction for our responsible investment process, including reviewing ESG-focused due diligence within our investment memoranda before they are submitted to the relevant Investment Committee.
Our ESG due diligence process is tailored for each asset class and strategy, and incorporated into the broader business, financial, and operational diligence process, detailing a comprehensive set of ESG-related risk and return considerations. We perform a review of each fund manager and fund’s responsible investment policy, implementation and monitoring framework. Key areas where we focus are:
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
With respect to our co-investments, we complete an ESG assessment at both the manager and asset level. We use several tools when completing the latter, including information from the manager and company, along with SASB materiality standards, and for specific sectors information from GRESB. Post investment, we monitor the co-investment’s performance, including financial and ESG factors. The majority of this monitoring is conducted through regular engagement with the fund manager supplemented by Limited Partner Advisory Committees of which we are a member. In cases where we hold a board or observer seat at the fund, we seek to be active in ensuring these issues are standard agenda items.
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
We have observed that investors globally are increasingly focused on the non-financial impacts of their investment programs, referred to as impact investing. We look to work with clients in crafting customized investment programs that target non-financial objectives side-by-side with financial objectives. These may include a focus on, for example, climate change, social equity and sustainable development goals. We have integrated responsible investment considerations throughout the investment process to support our clients from investment due diligence, through to monitoring and reporting on relevant investments. We believe impact programs build on our firm’s strong ESG foundations. The impact sector is fast-growing and we see developments in this sector that we believe will increasingly allow for the deployment of capital at scale.
ESG in Our Corporate Operations
We are committed to incorporating ESG factors across our operational decision making and internal policies.
Diversity and Inclusion
We value diversity among our staff and leadership, recognizing that through diversity, we gain a variety of perspectives, views, and ideas which strengthen our ability to strategize, communicate, and deliver on our mission. In 2017, we developed a global Diversity, Equity & Inclusion Committee comprising senior and mid-level members of our firm across functions and asset classes, to evaluate our current diversity efforts, lead new initiatives to improve diversity, equity and inclusion at our firm, and to continuously improve upon our policies and culture.
Our mission statement on why diversity, equity and inclusion matter states:
•We believe building and maintaining a diverse, equitable and inclusive culture is not only the “right thing to do,” but is also critical from a business standpoint.
•We believe that diversity of backgrounds and perspectives among our employees strengthens our ability to analyze, invest, communicate and deliver on our mission.

•We believe fostering an inclusive culture and working environment enables all colleagues to engage and contribute to their fullest potential.
•We believe diverse and inclusive perspectives drive better outcomes, and better investment decisions.
We believe that a diverse and inclusive workforce improves the investment process because the different life experiences, backgrounds and insights of our professionals can be leveraged to perform more effective diligence and analysis. This belief is supported by research showing that diversity and inclusiveness contributes to better performing and more sustainable businesses. To build a diverse workforce, we are focused on expanding our recruiting processes and outreach to broaden our pipeline of potential candidates. These efforts allow us to build more diverse slates of prospective new hires.
Talent development and retention are also key components of our diversity, equity and inclusion efforts, including our focus on growing and developing strong mid-level talent into senior roles. In addition to our mentorship program, we have a sponsorship program that includes high performing and high potential mid-career female and diverse professionals and provides them with rigorous developmental tools, 360-degree assessments, education and executive coaching opportunities alongside their sponsor. We have also continuously reviewed and expanded our parental leave policies and related benefits.
Building awareness and engagement around the importance of diversity, equity and inclusion, both internally and externally, represents another core tenet of our efforts. As an example, the StepStone Diversity, Equity and Inclusion Network provides networking and educational opportunities to all of our employees globally. In addition, our employees launched our first two Employee Resource Groups (“ERGs”) focused on the LatinX community and the LGBTQ+ community and we expect additional ERGs to be formed in the future.
Finally, StepStone is a strong supporter of several organizations that advocate for further diversity in our industry. For example, we are a strong supporter of the Robert Toigo Foundation, whose mission is to increase the participation of minorities in the financial industry. In addition, we proactively network with affinity organizations at universities and business schools to develop a pipeline of female and minority candidates for consideration. We also participate in industry groups created to improve diversity among private markets professionals, such as Girls Who Invest, Women’s Association of Venture & Equity (WAVE), SEO (Seizing Every Opportunity) Alternative Investments, Private Equity Women Investor Network (PEWIN), Making the Leap and Level20 Women in Private Equity.
Reducing Our Carbon Footprint
We are focused on the firm’s carbon footprint as we seek to maintain carbon neutrality as a stated firm goal. As such the following efforts have been undertaken:
•Engaged a consultant to conduct a comprehensive carbon footprint measurement and analysis and have funded several sustainable development projects and purchased carbon offsets to offset carbon emissions to achieve status as a carbon neutral company since 2019.
•Implemented tailored carbon reduction initiatives across our global offices and as part of our vendor due diligence process, by adding specific climate-related queries to help us understand and evaluate vendor environmental efforts such as collecting information on any targets and initiatives in place to minimize or offset emissions and reduce waste.
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
Community Engagement
We encourage and support community engagement. Our community program uses a global-and-local approach and is driven by our community involvement teams at many of our offices. Projects are organized locally and partnered with various service organizations within our communities dedicated to causes encompassing public service, education, environmental efforts, healthcare, and military veterans. Additionally, we have implemented a volunteer time off policy that gives employees 16 hours per calendar year of paid time to volunteer at the organization of their choice. We actively monitor participation in these programs. We have also established a formalized charitable giving program with an employee matching component. Recently, our Community Engagement Committee has encouraged employee contributions and volunteer efforts toward Ukraine’s relief and recovery efforts.
Our Clients
We believe the value proposition we offer across our asset management, advisory, data, portfolio monitoring and reporting services has resulted in strong relationships with our clients. Our client base includes some of the world’s largest public and private pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals globally. During the year ended March 31, 2022, over 70% of our management and advisory fees came from clients based outside of the United States, reflecting the strength and breadth of our relationships within the global investor community.
We believe the stability of our client base, reflecting in part the longer tenor of our SMAs and focused commingled funds, reflects the strength of the long-term client relationships we have developed. We have also had a high level of success in retaining our advisory clients with an over 90% retention rate since inception. At the same time, we believe we have been successful in expanding relationships with our clients, often expanding from advisory relationships to discretionary asset management relationships. Approximately 37% of our clients engage us for both asset management and advisory services.
Private Wealth Sector Strategy
We have served defined contribution plans, family offices and private wealth clients for over 10 years, and have more recently expanded to delivering our institutional capabilities to high-net-worth and mass affluent investors. Our platform leverages our deep expertise across private equity, infrastructure, private debt and real estate to develop and distribute innovative products for individual investors, integrating primaries, secondaries and co-investments to create customized product solutions for the private wealth sector. Our solutions include:
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

In October 2020, Conversus, our investment platform designed to expand access to the private markets for high-net-worth and accredited investors, held the first closing for its inaugural fund Conversus StepStone Private Markets (“CPRIM”), a fund that offers, through a single investment, access to major private markets asset classes in a proportion dynamically allocated by us. As of May 1, 2022, CPRIM surpassed $550 million of AUM and has generated a total return per share of 76.6% through April 30, 2022 since inception in October 2020.
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
•Attractive track record and deep knowledge and expertise in private markets. We have extensive experience investing substantial capital in the private markets and have generated attractive risk-adjusted returns.
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
Clients seeking a large-scale asset management engagement typically prefer an SMA rather than commitment to a focused commingled fund. SMAs and directly-managed assets represented approximately $79 billion of our AUM as of March 31, 2022.
Focused Commingled Funds
We organize and manage commingled funds that invest in primary, secondary and co-investment funds managed by third-party managers focused in our areas of expertise. Our focused commingled funds invest across a variety of private market strategies, which enables our clients to efficiently participate in these specialized strategies for which they otherwise may not be able to access due to the high minimum investment requirements. Focused commingled funds represented $44 billion of our AUM as of March 31, 2022.

Key Terms of SMAs and Focused Commingled Funds
Fees
Management fees from SMAs are generally based on a contractual rate applied to net invested capital, although specific terms vary significantly from client to client and may be based on capital commitment or NAV. Management fees from focused commingled funds are generally based on a contractual rate applied initially to limited partners’ capital commitments, although specific terms vary significantly from fund to fund and may be based on net invested capital or NAV. Management fees often decrease over the life of the contract due to built-in declines in contractual rates and/or as a result of lower net invested capital balances as capital is returned to clients.
Duration and Termination
SMAs and focused commingled funds are typically eight to 18 years in duration, including extensions, but this varies and may be longer or even indefinite. Our SMAs and focused commingled funds are often subject to extension either at our discretion or, in the case of SMAs, with consent of the client, or in the case of focused commingled funds, with consent of the requisite percentage of limited partners or the advisory committee.
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
Advisory, Data and Administrative Services
Depending on the mandate, advisory, data and administrative services may include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice, and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including SPI and our other proprietary tools; or (vi) administrative services to unaffiliated investment advisors. Mandates for SPAR services typically include licensed access to Omni, our proprietary web-based performance monitoring and reporting solution. Omni allows our clients to customize performance measurement and benchmarking according to their unique specifications. Our advisory relationships comprised $436 billion of our AUA and $12 billion of our AUM as of March 31, 2022.
Our advisory, data and administrative services clients are generally charged annual fixed fees, which vary depending on the services we provide and the volume of capital deployed. We generally do not earn incentive fees on advisory contracts.
Our advisory, data and administrative services contracts have various durations ranging from one year to indefinite terms and renew at the option of the client at the end of the stated term. Advisory, data and administrative service contracts can typically be terminated by our clients for any reason upon short notice, generally 30 to 90 days. Advisory, data and administrative service contracts with governmental pension plans typically are subject to a renewal process involving our submission of information in response to an RFP issued by the client.
Competition
We compete in all aspects of our business with a large number of asset management firms, commercial banks, broker-dealers, insurance companies and other financial institutions. With respect to our focused commingled funds, we primarily compete with the private markets management businesses of a number of large international financial institutions and established local and regional competitors based in the United States, Europe and Asia, including managers offering funds-of-funds, secondary funds and co-investment funds in the private markets. Our principal competition for SMAs is mostly other highly specialized and independent private markets asset management firms. We compete primarily in the advisory services area of the business with firms that are regionally based and with a select number of large consulting firms for whom private markets investments is only one, often small, portion of their overall business. See “Risk Factors—Risks Related to Our Industry—The investment management and investment advisory business is intensely competitive.”
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
The asset management business is intensely competitive, and in addition to the above factors, our ability to continue to compete effectively will depend upon our ability to attract highly qualified investment professionals and retain existing employees. See “Risk Factors—Risks Related to Our Business—Our ability to retain our senior leadership team and attract additional qualified professionals is critical to our success.”
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
Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, European Union (“EU”), the European Economic Area (“EEA”), and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.

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
As of March 31, 2022, we had over 790 employees globally, including more than 280 investment professionals and more than 500 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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

Our compensation approach is performance based and determined by considering a combination of firm and individual performance. Cash compensation, in the forms of base salary, bonus and revenue share, is just one of several core elements of total rewards that we offer our team members. We also offer competitive health and wellness benefits, parental benefits described further below, volunteer time off, and company contributions to employees’ 401(k) plans. As a public company, we are able to diversify our employee ownership by providing equity grants to employees. In connection with our IPO, we granted restricted stock units (“RSUs”) pursuant to our LTIP to over 500 of our approximately 560 employees at the time of the offering. Our LTIP provides us the ability to offer a variety of equity-based awards in the future to further incentivize our employees. In February 2022, we granted restricted stock units to approximately 250 of our employees. In addition, we award annually a portion of carried interest allocations earned by us to certain employees. We also believe we offer an engaging culture and opportunities for ongoing professional development. We believe that a strong, performance-oriented culture is the foundation for a stable organization that will attract and retain industry-leading talent. We offer our team members the benefit of a collegial, intellectually-challenging environment where they are empowered to exercise their creativity.
Diversity & Inclusion
We believe that a diverse team and an inclusive environment bring tremendous value to us and our clients and are fundamental to our success. Bringing together individuals with diverse backgrounds, experiences, and perspectives allows us to better serve our clients and investors, and is integral to retaining an engaged and dedicated workforce. We have established various initiatives and programs to promote and foster diversity and inclusion within StepStone and the broader financial services community, including:
•StepStone Diversity, Equity & Inclusion Committee – The committee was established to promote, monitor and implement our diversity and inclusion strategy, and comprises employees from different asset classes, functions, seniority, geographies, gender and race, ethnicity and national origin.
•StepStone Diversity, Equity & Inclusion Network – The network provides opportunities for our employees to learn about various diversity, equity and inclusion matters and initiatives and to meet and talk to experts who are championing these causes.
•Mentorship and Sponsorship Programs – The mentorship program provides interested employees with structured access to one of their more senior colleagues who provide guidance and career advice. The sponsorship program pairs promising mid-level employees, including female and diverse professionals, with one of the firm’s partners as well as an executive coach and is intended to support participants in advancing their professional development and leadership skills.
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

Item 1A. Risk Factors.
You should carefully consider the following discussion of significant factors, events and uncertainties, together with the other information contained in this Form 10-K. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, results of operations, cash flows, liquidity and stock price.
Risks Related to Our Business
The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of investments made by the StepStone Funds and advisory accounts. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the fund managers with which we invest. Markets so far in 2022 have experienced meaningful headwinds, including falling equity values and increasing borrowing costs. The historical investment returns of the StepStone Funds and advisory accounts have benefited from investment opportunities and general market conditions, including favorable borrowing conditions in the debt markets, and we cannot assure you that the StepStone Funds, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions, particularly in light of recent market conditions. Further, we cannot assure you that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
If the investments we make on behalf of the StepStone Funds or recommend to clients perform poorly, we may suffer a decline in our revenues and earnings, and our ability to raise capital for future StepStone Funds may be materially and adversely affected.
Our revenue from our investment management solutions is derived from fees earned for our management of the StepStone Funds and advisory accounts, performance fees, including incentive fees and carried interest with respect to certain of the StepStone Funds, administrative services, and monitoring and reporting fees. In the event that the StepStone Funds or individual investments perform poorly, our revenues and earnings derived from performance fees will decline and make it more difficult for us to raise capital for new focused commingled funds or gain new SMA clients in the future. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
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
Our ability to retain our senior leadership team and attract additional qualified professionals is critical to our success.
Our success depends on our ability to retain our senior leadership team and to recruit and retain additional qualified investment, sales and other professionals. However, we may not be successful in our efforts, as the market for investment and other professionals is extremely competitive, which competition has been exacerbated by the increase in voluntary employee turnover throughout the U.S., commonly referred to as the “great resignation.” As such, we cannot be sure we will be able to find suitable successors promptly, or at all, or to successfully integrate any successors, or that we will be able to attract, retain, and develop a sufficient number of qualified individuals in future periods. Furthermore, the individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any member of our senior leadership team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies. In addition, the governing agreements of the StepStone Funds typically require the suspension of our ability to call additional investment capital if, depending on the fund, designated members of our senior leadership team cease to devote sufficient professional time to or cease to be employed by the Partnership, often called a “key person event,” or in connection with certain other events. Each of these factors could, in turn, have a material adverse effect on our business, financial condition and results of operations

Our failure to appropriately manage conflicts of interest could damage our reputation and adversely affect our business.
As we expand the scope of our business, we increasingly confront potential conflicts of interest relating to our advisory and investment management businesses. Actual, potential or perceived conflicts can give rise to client dissatisfaction, litigation or regulatory enforcement actions. As a registered investment adviser, the Partnership owes its clients a fiduciary duty and is required to provide disinterested advice. Appropriately managing conflicts of interest is complex and difficult and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Enforcement action or litigation asserting improper management of conflicts of interest, even if unproven, could harm our reputation and our business in a number of ways, including by affecting our ability to raise additional funds or causing existing clients to reduce or terminate their business with us.
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
In addition, because our senior management and other professionals generally hold their economic interests through pass-through entities like the Partnership or other affiliated entities, which are not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders will hold their interests through StepStone Group Inc., which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between the Class B unitholders (who are also Class B stockholders of StepStone Group Inc.) and Class C unitholders of the Partnership, on the one hand, and the Class A stockholders of StepStone Group Inc., on the other hand.
Dependence on leverage by certain funds and portfolio companies subjects us to volatility and contractions in the debt financing markets, including as a result of rising interest rates, and could adversely affect the ability of the StepStone Funds to achieve attractive rates of return on those investments.
If the StepStone Funds or the companies in which the StepStone Funds invest raise capital in the structured private debt, leveraged loan and high yield bond markets, the results of their operations may suffer if such markets experience dislocations, contractions or volatility, for instance due to high inflation, recent and prospective rises in interest rates or future or worsening impacts from the COVID-19 pandemic. In addition, although we expect that the capital and debt markets will cease to use the London Interbank Offered Rate (“LIBOR”) as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023. Any such events could adversely affect the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy.

The absence of available sources of sufficient debt financing for extended periods of time or increases in either interest rates or the risk spread demanded by sources of indebtedness would make it more expensive to finance those investments. Certain investments may also be financed through fund-level debt facilities, which may or may not be available for refinancing at the end of their respective terms. Finally, the interest payments on the indebtedness used to finance our focused commingled funds’ investments are generally deductible expenses for income tax purposes, subject to limitations under applicable tax law and policy. Any change in such tax law or policy to eliminate or substantially limit these income tax deductions, as has been discussed from time to time in various jurisdictions, would reduce the after-tax rates of return on the affected investments, which may adversely affect our business, results of operations and financial condition.
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
Clients make capital commitments to the StepStone Funds, which we are entitled to call at any time during prescribed periods that can extend for several years into the future. We depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any client that did not fund a capital call may be subject to penalties, potentially including forfeiting a significant amount of its existing investment in that fund. However, if a client has invested little or no capital, for instance early in the life of a fund, then the forfeiture penalty may not be a significant deterrent to default. Failure to fund capital calls may occur more frequently as a result of recent economic contractions, decreases in equity values and increases in interest rates or in the event of a continued economic slowdown. In addition, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets may restrict or prohibit investors from investing in new or successor StepStone Funds or funding existing commitments. If clients fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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

Valuation methodologies for certain assets in the StepStone Funds are subjective, and the values of assets established pursuant to such methodologies may never be realized, which could result in significant losses for the StepStone Funds.
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
Because there is significant uncertainty in the valuation of, or in the stability of the value of, illiquid investments, the fair values of such investments as reflected in a fund’s NAV do not necessarily reflect the prices that would actually be obtained if such investments were sold. Realizations at values significantly lower than the values at which investments have been reflected in fund NAVs could result in losses for the applicable fund and the loss of potential performance fees by the fund’s manager and us. Also, a situation in which asset values turn out to be materially different from values reflected in fund NAVs could cause clients to lose confidence in us and may, in turn, result in difficulties in our ability to raise additional capital, retain clients or attract new clients.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or we have received net profits over the life of the fund in excess of our allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Our carried interest is generally determined at the end of the period on a hypothetical liquidation basis. As of March 31, 2022, if the funds were liquidated at their fair values, no material amounts would have been subject to contingent repayment. We cannot assure you that we will not incur a contingent repayment obligation in the future. Although a contingent repayment obligation is split among the various obligors, with each responsible for only its respective share, the governing agreements of the StepStone Funds generally provide that, to the extent another party who received a distribution does not fund its respective share, we are required to fund any additional amount beyond the amount of carried interest actually allocated to us, up to the entire amount of the relevant contingent repayment obligation. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes.
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

The portfolio companies in which private markets funds have invested or may invest will sometimes involve a high degree of business and financial risk. These companies may be in an early stage of development, may not have a proven operating history, may be operating at a loss or have significant variations in results of operations, may be engaged in a rapidly changing business with products subject to a substantial risk of obsolescence, may be subject to extensive regulatory oversight, may require substantial additional capital to support their operations, finance expansion or maintain their competitive position, may have a high level of leverage, or may otherwise have a weak financial condition. In addition, these portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and other capabilities, and a larger number of qualified managerial and technical personnel. Portfolio companies in non-U.S. jurisdictions may be subject to additional risks, including changes in currency exchange rates, exchange control regulations, risks associated with different types (and lower quality) of available information, expropriation or confiscatory taxation and adverse political developments.
In addition, during periods of difficult market conditions, including volatility as a result of economic or political events in or affecting the world’s major economies, or slowdowns in a particular investment category, industry or region, portfolio companies may experience decreased revenues, financial losses, difficulty in obtaining access to financing and increased costs. During these periods, these companies may also have difficulty in expanding their businesses and operations and may be unable to pay their expenses as they become due. A general market downturn or a specific market dislocation may result in lower investment returns for the private markets funds or portfolio companies in which the StepStone Funds invest, which consequently would materially and adversely affect investment returns for the StepStone Funds.
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
We and our clients rely heavily on our proprietary data and technology platforms, including SPI and Omni, and associated tools, which form a valuable part of the services we offer to our clients. We also rely heavily on other financial, accounting, compliance, monitoring and reporting data processing systems. Our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. We expect that we will need to upgrade and expand the capabilities of our data processing systems and other operating technology in the future and we will incur costs to do so. We also rely on third-party service providers for certain aspects of our information and technology platforms and systems. Any failure, interruption or deterioration of proprietary data and technology platforms or other systems, including the loss or compromise of data by fire, natural disaster, power or telecommunications failure, or cybersecurity breaches or ransomware, or the failure of third-party service providers to perform could materially adversely affect our ability to provide services to our clients, harm our reputation, business or results of operations or result in regulatory intervention.
A compromise or corruption of our systems containing confidential information could damage our business relationships and adversely affect our business, financial condition and results of operations.
We collect, process and store rapidly increasing volumes of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others, in our data centers and on our networks. Omni includes funds, direct investments and co-investments that we monitor and report on for the StepStone Funds and advisory accounts. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm. Such events could damage our business relationships and adversely affect our business, financial condition and results of operations.
Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.
The frequency and sophistication of the cyber and security threats we face continue to increase. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including our proprietary data and technology platforms and other data processing systems, which may be vulnerable to security breaches or other cyber incidents. Our funds’ portfolio companies rely on similar systems and face similar risks, and such funds may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cyber or security incidents may be an intentional attack, such as a hacker attack, ransomware, virus or worm, or an unintentional event and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals may attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.

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
Any payment of distributions, loans or advances to and from our subsidiaries could be subject to restrictions on or taxation of dividends or repatriation of earnings under applicable local law, monetary transfer restrictions, foreign currency exchange regulations in the jurisdictions in which our subsidiaries operate or other restrictions imposed by current or future agreements, including debt instruments, to which our non-U.S. subsidiaries may be a party. Our business, financial condition and results of operations could be adversely affected, possibly materially, if we are unable to successfully manage these and other risks of global operations in a volatile environment. If our non-U.S. business increases relative to our total business, these factors could have a more pronounced effect on our results of operations or growth prospects.

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
Investments in infrastructure assets may expose us and our clients to increased risks and liabilities that are inherent in the ownership of infrastructure assets. For example:
•Ownership of infrastructure assets may also present additional risk of liability for personal and property injury or impose significant operating challenges and costs with respect to, for example, compliance with zoning, environmental, worker, public health and safety or other applicable laws or government actions, which may have a material adverse effect on the operations, financial condition and liquidity of particular assets and ultimately affect investment returns.
•Infrastructure asset investments may face construction and development risks including, without limitation: (i) labor disputes, shortages of material and skilled labor, or work stoppages; (ii) slower than projected construction progress and the unavailability or late delivery of necessary equipment; (iii) less than optimal coordination with public utilities in the relocation of their facilities; (iv) climate change, adverse weather conditions and unexpected construction conditions; (v) accidents or the breakdown or failure of construction equipment or processes; (vi) political or local opposition; (vii) failure to obtain regulatory approvals or permits; and (viii) catastrophic events, such as explosions, fires, war, terrorist activities, natural disasters and other similar events. These risks could result in substantial unanticipated delays or expenses (which may exceed expected or forecasted budgets) and, under certain circumstances, could prevent completion of construction activities once undertaken. Insurance against such risks may be limited. Certain infrastructure asset investments may remain in construction phases for a prolonged period of time and, accordingly, may not generate cash during such prolonged period. Recourse against the contractor may be subject to liability caps or may be subject to default or insolvency on the part of the contractor.
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

Infrastructure investments often involve an ongoing commitment to municipal, state, federal or foreign government or regulatory agencies. The nature of these obligations exposes the investments we make on behalf of clients or we recommend to our clients to a higher level of regulatory control than typically imposed on other businesses and may require complex government licenses, concessions, leases or contracts, which may be difficult to obtain or maintain and which may restrict operations of assets in a way that maximizes cash flows and profitability, and are subject to special risks such as sovereign risks, take actions and expropriation. Infrastructure investments may require operators to manage such investments and such operators’ failure to comply with laws, including prohibitions against bribing of government officials, may adversely affect the value of such investments and cause serious reputational and legal harm. Revenues for such investments may rely on contractual agreements for the provision of services with a limited number of counterparties and are consequently subject to counterparty default risk. The operations and cash flow of infrastructure investments are also more sensitive to inflation and, in certain cases, commodity price risk. Furthermore, services provided by infrastructure investments may be subject to rate regulations by government entities that determine or limit prices that may be charged. Similarly, users of applicable services or government entities in response to such users may react negatively to any adjustments in rates and thus reduce the profitability of such infrastructure investments.
The substantial growth of our business in recent years may be difficult to sustain, as it may place significant demands on our resources and employees and may increase our expenses.
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We will need to continuously invest in our human resources and our infrastructure as a result of becoming a public company and the increasingly complex investment management industry and increasing sophistication of clients. In addition, the launch of our private wealth platform has and will require ongoing development of new infrastructure. Legal and regulatory developments also contribute to the increasing level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis also poses challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses.
We may enter into new lines of business, which may result in additional risks and uncertainties in our business.
We currently generate substantially all of our revenue from asset management and advisory services. However, we may grow our business by offering additional products and services and by entering into new lines of business. To the extent we enter into new lines of business, we will face numerous risks and uncertainties, including risks associated with the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk, the required investment of capital and other resources and the loss of clients due to the perception that we are no longer focusing on our core businesses. In addition, we may from time to time explore opportunities to grow our business via acquisitions, partnerships, investments or other strategic transactions. For example, in September 2021 we completed our acquisition of Greenspring, a venture capital and growth equity platform. We cannot assure you that we will successfully identify, negotiate, complete or integrate such transactions, or that any completed transactions will produce favorable financial results.

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
As part of our business strategy, we may pursue additional acquisitions of complementary businesses or assets or seek to enter into joint ventures. These acquisitions or joint ventures would be intended to leverage our existing operations and industry experience or increase our product offerings. The success of any acquisitions, joint ventures or other investments will depend on our ability to identify, negotiate, complete and, in the case of acquisitions, integrate those transactions and, if necessary, obtain satisfactory financing to fund those transactions. We may not realize the anticipated benefits of any acquisition, joint venture or investment. We may not be able to integrate acquisitions successfully into our existing business, maintain the key business relationships of businesses we acquire, or retain key personnel of an acquired business, and we could assume unknown or contingent liabilities or incur unanticipated expenses. For example, in September 2021 we completed our acquisition of Greenspring and the transaction agreement provides for the payment of up to $75 million of additional cash consideration as an earn-out payment to the sellers of Greenspring, payable in 2025 subject to achievement by Greenspring of certain management fee revenue targets for the calendar year 2024. Integration of acquired companies or businesses also may require management resources that otherwise would be available for ongoing development of our existing business, or integration may not succeed, leading to a failure to realize anticipated benefits. Any acquisitions or investments made by us also could harm our results of operations, including as a result of significant write-offs or the incurrence of debt and contingent liabilities. In addition, if we choose to issue equity to fund an acquisition, our stockholders may experience dilution.
Current or future indebtedness may expose us to substantial risks.
In September 2021, we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. and certain other lenders party thereto. See note 9 to our consolidated financial statements included elsewhere in this annual report for more information. Borrowings under the Credit Agreement, or any future debt we undertake, will expose us to the typical risks associated with the use of leverage. Significant future borrowings could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Restrictive covenants in agreements and instruments governing our current and future debt may adversely affect our ability to operate our business or limit our ability to engage in certain transactions or activities, including paying dividends or making other distributions on our Class A common stock. We cannot assure you that we will be able to maintain leverage levels in compliance with such covenants. Any failure to comply with these financial and other covenants, if not waived, could cause a default or event of default under such indebtedness.

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
We currently do not include the controls at Greenspring in our assessment of internal controls over financial reporting, and we may need to implement additional processes and procedures to accurately and timely prepare our consolidated financial statements as a result of the consolidation of Greenspring.
Pursuant to a transition period for new acquisitions, management’s assessment of the effectiveness of our internal controls over financial reporting does not include the internal controls over financial reporting of Greenspring. As described in note 15 to our consolidated financial statements included in Part II, Item 8 of this annual report, the Company began consolidating Greenspring into its consolidated financial statements as of September 20, 2021. We are currently in the process of reviewing Greenspring’s internal controls over financial reporting. We may be required to implement additional procedures and processes to ensure that we can accurately and timely prepare our consolidated financial statements.

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
Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage or causing our SMA clients to reduce their investments in private markets.
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued rising interest rates, ongoing high inflation, reduced availability of credit, changes in laws and regulation, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine conflict), and severe public health events, such as the COVID-19 pandemic. The extent and impact of any sanctions imposed in connection with the Russia-Ukraine conflict may cause additional financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts. Our ability to manage our exposure to market conditions is limited. Market deterioration could cause us, the StepStone Funds we manage or the funds in which they invest to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. Adverse market conditions can also affect our ability and the ability of funds in which we and our clients invest to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely affect the investment returns of our co-investments in leveraged buyout transactions and, therefore, adversely affect the results of operations and financial condition of our co-investment funds.
Our business may generate lower revenue as a result of recent and prospective economic contractions, decreases in equity markets and tightening of global credit markets. These events may result in reduced opportunities to find suitable investments and make it more difficult for us, or for the funds in which we and our clients invest, to exit and realize value from existing investments, potentially resulting in a decline in the value of the investments held in our clients’ portfolios. Such a decline could cause our revenue and net income to decline by causing some of our clients to reduce their investments in private markets in favor of investments they perceive as offering greater opportunity or lower risk, which would result in lower fees being paid to us.

These events may also reduce the commitments our clients are able to devote to private markets investments generally and make it more difficult for the funds in which we invest to obtain funding for additional investments at attractive rates, which would further reduce our profitability.
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
Beginning in the fourth quarter of our fiscal year ended March 31, 2020, the global financial markets and business climate were adversely affected by the global outbreak of COVID-19. The spread of the COVID-19 pandemic throughout the world has led many countries to institute a variety of measures in an effort to contain viral spread. These measures have caused reductions in demand for certain goods and services, reductions in business activity and financial transactions, supply chain interruptions and overall economic and significant financial market volatility. While many of the initial restrictions have been relaxed or lifted, the risk of future COVID-19 outbreaks remains and restrictions have been and may continue to be reimposed to mitigate risks to public health in jurisdictions where additional outbreaks have been detected. Moreover, even where restrictions are and remain lifted, certain groups of people may continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time, potentially further delaying global economic recovery. As a result, we are unable to predict the ultimate duration and adverse impact of COVID-19 on our business, financial condition and results of operations. Adverse effects on our business due to COVID-19 have included or may include, but are not limited to, the following:
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
•Performance fees. The underlying investments in the StepStone Funds reflect valuations on a three-month lag, or as of December 31, 2021, adjusted for capital contributions and distributions during the three-month lag period ended March 31, 2022. For the year ended March 31, 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced significant declines during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and subsequently saw significant increases, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments driven by the continued recovery in the financial markets. If such declines persist over a longer period of time, our realized performance fee revenues may be adversely affected in future periods, as the ability of fund managers to exit existing investments profitably may be limited due to lower valuations from decreased operating performance of portfolio companies.
•Liquidity. Our liquidity and cash flows may be adversely affected by declines or delays in realized management fee revenues and performance fee revenues. As of March 31, 2022, we had $116.4 million of cash and cash equivalents.

•Investment opportunities. While the market dislocation caused by COVID-19 may present attractive investment opportunities due to increased volatility in the financial markets, we may not be able to complete those investments, which could negatively affect our revenue, particularly for funds that pay management fees based on invested capital.
•Clients and fund managers. A significant portion of our business activity involves meeting with clients and fund managers to build and strengthen our relationships. Prior to the pandemic, much of this activity was done in person. Since the onset of the pandemic, we have largely shifted to telephone and video conferences to build and maintain our relationships, and this continued to some extent based on client preferences and local conditions. It is unclear whether this shift will have a negative impact on our ability to service our clients, connect with new clients, market our funds, source new investment opportunities and conduct due diligence on investments. Further, even though we have increased the amount of this activity conducted in person, the negative impact of our prior shift to telephone and video conferences may not be rectified. Additionally, we depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Our funds’ operations and performance can be directly impacted if our clients face liquidity challenges related to the COVID-19 pandemic or otherwise and are unable to fulfill their commitments.
•Operations. The ability of our employees to conduct their daily work in our offices helps to ensure a level of productivity and operational security that may not be achieved when working remotely for an extended period of time. In some jurisdictions employees have returned to working in our offices, but generally spend fewer days working in our offices than they did before the onset of the COVID-19 pandemic. Employees’ increased use of remote working environments could strain our technology resources and introduce operational risks, including heightened cybersecurity risk, as remote working environments can be less secure and more susceptible to hacking attacks. See “—Risks Related to our Business—Cybersecurity risks could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.” In addition, third-party service providers on whom we may be reliant for certain aspects of our business, including fund administration activities and cloud-based services, could be affected by an inability to perform due to continuing adverse impacts of COVID-19.
•Employee well-being. We recognize that COVID-19 threatens our employees’ safety, well-being and morale. If our senior management or other key personnel become ill or are otherwise unable to perform their duties for an extended period of time, we may experience a loss of productivity or a delay in the implementation of certain strategic plans. We operate globally, with offices in 23 cities across 14 countries on five continents, with strong local teams supporting a global client base. Local COVID-19-related laws may be subject to rapid change depending on public health developments, which can lead to confusion and make compliance with laws uncertain and subject us to increased risk of litigation for non-compliance. We may also be exposed to the risk of litigation by our employees against us for, among other things, failure to take adequate steps to protect their safety or well-being, particularly in the event they become sick after returning to the office.
•Portfolio companies. Operational disruptions and increased volatility and disruption in the equity and credit markets caused by the COVID-19 pandemic can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.

We believe COVID-19’s adverse impact on our business, financial condition and results of operations will be significantly driven by a number of factors that we are unable to predict or control, including, for example: the severity and duration of the pandemic, including from any new variants of COVID-19; the success of continuing global vaccination campaigns; the pandemic’s impact on global financial markets and business conditions; the timing, scope and effectiveness of additional governmental responses to the pandemic; the timing and path of economic recovery; and the negative impact on our clients, third-party fund managers, counterparties, investee portfolio companies, vendors and other business partners that may indirectly adversely affect us. In addition, regulatory oversight and enforcement may become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets.
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
Our private wealth investment platform is subject to additional regulatory requirements that could adversely impact its profitability. One of our funds we offer to private wealth investors is a registered investment company under the Investment Company Act and we expect that additional funds we offer to private wealth investors will also be registered investment companies under the Investment Company Act or applicable laws in other jurisdictions. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements. In addition, we will depend on third parties to assist us in complying with regulatory obligations with respect to such registered funds. Requirements imposed by the Investment Company Act, including limitations on capital structure, the ability to transact business with affiliates and the ability to compensate senior employees, or the failure of our third-party vendors to assist us with required compliance could materially and adversely affect our businesses, financial condition and results of operations.
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

Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment. We expect a greater level of SEC enforcement activity under the current U.S. presidential administration, potentially targeting practices which were not targeted by the prior U.S. presidential administration. For example, the Biden administration and the current leadership of the SEC have signaled that they intend to seek to enact changes to numerous areas of law and regulations currently in effect. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has proposed a number of new rules that, if adopted as proposed, would impose significant changes on investment advisers and their management of private funds (including with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, beneficial ownership reporting under Exchange Act Sections 13(d) and 13(g), reporting on Form PF, Rule 10b5-1 insider trading plans, borrowings, indemnification, side letters, cybersecurity risk management, and annual compliance reviews), and the SEC is expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments (including the funds in which the StepStone Funds and our clients invests) and/or us, including by causing us to incur additional expenses.
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
In recent years, the United States has imposed tariffs on various products imported into the United States. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the United States by other countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. Governmental actions related to the imposition of tariffs or other trade barriers or changes to international trade agreements or policies could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. In addition, if we fail to monitor and adapt to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.

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
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. If our effective tax rate increases, our results of operations and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.
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
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the United Kingdom (“UK”) Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. In addition, the U.S. and other countries have begun imposing sanctions on Russia in connection with the ongoing Russia-Ukraine conflict, which may impact us, StepStone Funds and our portfolio companies to a degree which remains uncertain. Different laws contain conflicting provisions, making compliance with all laws more difficult. If we fail to comply with these laws and regulations, we could face claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of client confidence, any one of which could adversely affect our business prospects, financial condition and results of operations.

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

It is expected that additional laws and regulations will come into force in the UK, the EEA, the EU, and other countries in which we operate over the coming years. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) entered into force on December 25, 2019. Together the IFR and IFD introduced a new prudential regime for those of our EU investment firms that are subject to MiFID II, including new requirements, such as general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. Further, as described above, the UK’s departure from the EU and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the UK and EU. The UK introduced a new prudential regime for investment firms that are subject to MiFID II (as implemented in the UK), that entered into force on January 1, 2022. This new regime introduced (amongst other things) increased regulatory capital requirements, new remuneration requirements and increased reporting requirements. In addition, there may be future changes to the AIFMD and UCITS regimes and also further regulation adopted which may impact those parts of our business operating within the EU. For instance, key requirements under Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 on the cross-border distribution of collective investment undertakings came into effect in EU member states from August 2, 2021. Among other things, this legislation introduced rules regarding the pre-marketing of funds, including additional reporting requirements.
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

Under the EU single market directives, mutual access rights to markets and market infrastructure exist across the EU and the mutual recognition of insolvency, bank recovery and resolution regimes applies. In addition, certain regulated entities licensed or authorized in one EEA jurisdiction may operate on a cross-border basis in other EEA countries in reliance on passporting rights and without the need for a separate license or authorization. With the expiration of the Brexit transition period on December 31, 2020, UK regulated entities lost the right to passport their services to EEA countries, and EEA entities lost the right to reciprocal passporting into the UK (subject to a transitional regime in the latter case). In response to this, as planned, we have engaged our affiliate entity, SGEAIL, which is based in the EU, to allow us to continue to engage in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services. We also have established offices in various EU jurisdictions to employ and supervise operations in such jurisdictions, including the establishment of branches in SGEAIL. While we believe that taking these steps will help to ensure that we are able to continue to conduct business in the UK and the EU after Brexit, there remains some uncertainty as to the full extent to which our business could be adversely affected. Further, the UK’s departure from the EU and the potential resulting divergence between the UK and EU regulatory frameworks may result in additional complexity and costs in complying with regulations across both the UK and EU. See “Business—Regulatory Environment—Foreign Regulation” for additional information about the potential effects of the loss of passporting privileges and our planned responses. The movement of capital, the right of establishment and the mobility of personnel may also be restricted. In addition, UK entities may no longer have access rights to market infrastructure across the EU and the recognition of insolvency, bank recovery and resolution regimes across the EU may no longer be mutual.
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

ESG matters have also been the subject of increased focus by regulators, including in the EU and the U.S. For example, in May 2018, the European Commission proposed legislative reforms relating in part to formalizing the duties and disclosure obligations of companies, asset managers and asset owners in relation to ESG factors. These and other proposals have resulted in the Non-Financial Disclosure Regulation, EU Taxonomy Regulation and the EU Sustainable Finance Disclosure Regulation. These legislative developments, which create a common classification system and disclosure obligations focusing on ESG issues, largely apply from 2021 onwards and require additional disclosures to clients with respect to ESG factors, which may increase our compliance obligations and expenses, and could lead clients to reduce their investment with us. Our EU based business, as well as any global product sales into the EU, is subject to these requirements. In the U.S., the SEC has created a Climate and ESG Task Force in its Division of Enforcement, which will focus on identifying any material gaps or misstatements in issuers’ disclosure of climate risks under existing rules. Separately, the SEC has identified ESG investing as an exam priority for investment advisers that offer ESG products and services. Further, in March 2022, the SEC issued proposed regulations governing climate-related disclosure. The UK Financial Conduct Authority is introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product level.
Additionally, a lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, our brand and reputation are also associated with our public commitments to various corporate ESG initiatives, including our goals for sustainability and inclusion and diversity. Any failure to achieve our disclosed commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts. Moreover, positions we take or do not take on social issues may be unpopular with some of our employees or with our clients or potential clients, which may in the future impact our ability to attract or retain employees or clients. Given increased U.S. and European legal and regulatory focus on ESG matters, failure to comply with applicable legal and regulatory changes may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
Risks Related to Our Organizational Structure
We are a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Holders of our Class B common stock continue to control a majority of the voting power of our outstanding common stock. So long as no Sunset (as defined below) has occurred and the Class B stockholders who are party to the Stockholders’ Agreement hold at least approximately 16.7% of all of the outstanding shares of the Company’s common stock, the Class B stockholders are expected to hold a majority of the Company’s outstanding voting power and thereby will control the outcome of matters submitted to a stockholder vote. As a result of the voting power held by those Class B stockholders who are party to the Stockholders’ Agreement, we qualify as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

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
In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to 10% of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer absent an exception. Holders of Class B units may include non-U.S. holders. The partners holding Class B units in the Partnership generally will be entitled to exchange such Class B units for shares of Class A common stock on a one-for-one basis or, at our election, for cash. To the extent withholding is required and we elect to deliver shares of Class A common stock (rather than cash), we may not have sufficient cash to satisfy such withholding obligation, and, we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.
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
We believe that we are primarily engaged in the investment advisory service business, specifically that of providing customized investment solutions and advisory, data and administrative services to our clients and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that StepStone Group Inc., the General Partner or the Partnership is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, a majority of the Partnership’s assets consist of direct and indirect ownership interests as the general partner or managing member of the StepStone Funds we sponsor. We believe these interests in the StepStone Funds are not investment securities. The Partnership also will hold minority interests in certain operating subsidiaries that are consolidated on the Partnership’s financial statements as “variable interest entities.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Organizational Structure—Ownership of Our Businesses” for additional information regarding our variable interest entities. The Partnership’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act. However, the value of these subsidiaries is not large enough to cause the Partnership’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). StepStone Group Inc.’s unconsolidated assets consist primarily of Class A units of the Partnership and 100% of the interests in the General Partner. StepStone Group Inc. is the sole managing member of the General Partner and, in such capacity, indirectly operates and controls all of the Partnership’s business and affairs. We do not believe StepStone Group Inc.’s managing member interest in the General Partner is an investment security. Therefore, we believe that less than 40% of StepStone Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe StepStone Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe StepStone Group Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

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
The Sunset Holders, who are members of our senior leadership team, beneficially owned approximately 30.5% of the outstanding Partnership units as of March 31, 2022. Because they hold their economic interest in the Partnership directly, the members of our senior leadership team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior leadership team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when to terminate either Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

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
Distributions made by the Partnership to us may be substantial, and our ability to use the cash we receive in such distributions may be limited.
Under the terms of the StepStone Limited Partnership Agreement, the Partnership is obligated to make pro rata tax distributions to us and other partners of the Partnership. We may receive distributions significantly in excess of our tax liabilities and our obligations to make payments under the Tax Receivable Agreements. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include the payment of a cash dividend on the Class A common stock, payment of obligations under the Tax Receivable Agreements or the purchase of additional units in the Partnership. To the extent we do not take such actions and instead, for example, hold such cash balances, substantial cash may accumulate at SSG and not be invested in our business. In addition, Class B and Class C limited partners in the Partnership would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their units for Class A common stock.

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
We declared and paid our first quarterly cash dividend in the fourth quarter of fiscal 2021 and have paid a quarterly cash dividend consistently thereafter. We may in the future continue to pay cash dividends to our stockholders, but our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of the Partnership to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreements) and pay dividends to our stockholders. Through our ownership of a 100% membership interest in the General Partner, we expect to cause the Partnership to make distributions to its partners, including us. However, the ability of the Partnership to make such distributions will be subject to its results of operations, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is also subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
General Risk Factors
The market price of our Class A common stock may be volatile, which could cause the value of stockholders’ investments to decline.
The price of our Class A common stock has been volatile, and we have a relatively limited trading history. During fiscal 2022, the closing price of our Class A common stock ranged from a low of $30.07, and to a high closing price of $54.99. The closing price of our Class A common stock has fallen to as low as $23.16 in fiscal 2023 to date. The price of our Class A common stock may continue to be volatile in the future. The factors described in this “Risk Factors” section may have a significant impact on the market price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease our corporate headquarters office space located at 450 Lexington Avenue, 31st Floor, New York, NY 10017. We also lease space for our offices located in Baltimore, Beijing, Charlotte, Cleveland, Dublin, Frankfurt, Hong Kong, La Jolla, London, Luxembourg, Miami, Palo Alto, Perth, Rome, San Francisco, Santiago, São Paolo, Seoul, Sydney, Tokyo, Toronto and Zurich. We do not own any real property. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings.
In the normal course of business, we may be subject to various legal, judicial and administrative proceedings. See note 16 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “STEP.” There is no established public trading market for our Class B common stock.
Holders of Record
As of May 25, 2022, there was one stockholder of record of our Class A common stock and there were 63 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
The Board of Directors of the Company declared a quarterly cash dividend of $0.15 per share of Class A common stock, which was paid on March 15, 2022 to holders of record at the close of business on February 28, 2022. In addition, on May 26, 2022, we announced a dividend of $0.20 per share of Class A common stock, which is payable on June 30, 2022 to holders of record at the close of business on June 15, 2022. This dividend relates to earnings in respect of our fourth quarter of fiscal year 2022.
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter		N/A
Second quarter		N/A
Third quarter		N/A
Fourth quarter	March 12, 2021	$0.07
Total dividends paid in FY2021		$0.07

First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44
_______________________________
(1)Prior to the Company’s IPO on September 16, 2020, it was a wholly-owned subsidiary of the Partnership, had a single class of common stock and did not pay dividends. As such, there is no quarterly dividend information reported for the quarter ended September 30, 2020 or any periods prior. Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.

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
•our financial condition and results of operations;
•our available cash and current and anticipated cash needs;
•our capital requirements;
•contractual, legal, tax and regulatory requirements, restrictions and implications on the payment of dividends by us to our stockholders or by our subsidiaries (including the Partnership) to us; and
•such other factors as our board of directors may deem relevant.
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

Recent Sales of Unregistered Securities
Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended March 31, 2022.
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
The following graph depicts the total cumulative stockholder return on our common stock from September 16, 2020, the first day of trading of our Class A common stock on Nasdaq, through March 31, 2022, relative to the performance of the S&P 500 Index and the Dow Jones US Asset Managers Index. The graph assumes an initial investment of $100.00 at the close of trading on September 16, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
09/16/20
03/31/21
03/31/22
StepStone Group Inc.
S&P 500 Index
Dow Jones US Asset Managers Index

	September 16, 2020	March 31, 2021	March 31, 2022
StepStone Group Inc.	$100.00	$141.36	$134.05
S&P 500 Index	$100.00	$118.33	$136.80
Dow Jones US Asset Managers Index	$100.00	$140.46	$153.12

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this annual report on Form 10-K. This annual report reflects the historical results of operations and financial position of StepStone Group LP, our predecessor for accounting purposes, prior to the Reorganization and IPO. In this annual report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO. Unless otherwise indicated, references in this annual report to fiscal 2022, fiscal 2021 and fiscal 2020 are to our fiscal years ended March 31, 2022, 2021 and 2020, respectively.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2022, we oversaw approximately $570 billion of private markets allocations, including $134 billion of assets under management (“AUM”) and $436 billion of assets under advisement (“AUA”).
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 23 cities across 14 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of March 31, 2022, we had over 790 total employees, including approximately 280 investment professionals and more than 500 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $79 billion of our AUM as of March 31, 2022.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $44 billion of our AUM as of March 31, 2022.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including SPI and our other proprietary tools; and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $436 billion of our AUA and $12 billion of our AUM as of March 31, 2022.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $805 billion of client commitments as of March 31, 2022, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
•Our ability to source investments with attractive risk-adjusted returns. The continued growth in our revenues is dependent on our ability to identify attractive investments and deploy the capital that we have raised. However, the capital deployed in any one quarter may vary significantly from period to period due to the availability of attractive opportunities and the long-term nature of our investment strategies. Our ability to identify attractive investments is dependent on a number of factors, including the general macroeconomic environment, valuation, transaction size, and the liquidity of an investment opportunity. A significant decrease in the quality or quantity of potential opportunities could significantly and adversely affect our ability to source investments with attractive risk-adjusted returns.
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
Current Events
In 2021, economic conditions improved from the prior year since the onset of the COVID-19 pandemic as vaccination rates increased and lockdowns eased. Most financial markets experienced strong returns during 2021, despite the ongoing pandemic, which caused severe disruptions in the global financial markets and economies. Efforts to reopen the global economy in 2021 contributed to robust economic activity that supported the global recovery. However, the emergence of new variants has and may continue to contribute to setbacks or slowing of recovery efforts.
Leading into 2022, factors including inflation, higher interest rates, the ongoing Russia-Ukraine conflict and the impact of COVID-19 variants on economic growth led to increased volatility in the financial markets. As expected, the U.S. Federal Reserve raised its short-term lending rate by 25 basis points in March 2022 and an additional 50 basis points in May 2022, with further increases expected through the rest of the year.
We are continuing to closely monitor developments related to COVID-19, inflation, rising interest rates and the Russia-Ukraine conflict, and to assess the impact on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—The COVID-19 pandemic has severely disrupted the global financial markets and business climate and may adversely impact our business, financial condition and results of operations.”

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
See note 1 to our consolidated financial statements included elsewhere in this annual report for more information about the Reorganization and IPO.
Greenspring Acquisition
On September 20, 2021, we completed the acquisition of 100% of Greenspring in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership. The transaction agreement also included an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The acquisition of Greenspring, a venture capital platform, is expected to expand our continued growth of our private markets capabilities across asset classes, geographies and sectors. The results of Greenspring’s operations have been included in the consolidated financial statements effective September 20, 2021.
Revolving Credit Facility
In September 2021, we entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five year maturity. As of March 31, 2022, there was $62.9 million outstanding on the Revolver, net of debt issuance costs.
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
In September 2021, we issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. In connection with the transaction, we amended the limited partnership agreement to create a new Class C limited partnership interest and admit the new limited partners that received Class C units as consideration for the Greenspring acquisition. The Class C limited partners of the Partnership became parties to the Exchanges Tax Receivable Agreement to allow for the exchange of Class C units to shares of Class A common stock of the Company on a one for one basis, subject to certain restrictions.
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
In March 2022, we issued 350,000 shares of Class A common stock to a limited partner of the Partnership in exchange for 350,000 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
Organizational Structure
In connection with the Reorganization and IPO, SSG became a holding company and its only business is to act as the managing member of the General Partner, and its only material assets are Class A units in the Partnership and 100% of the interests in the General Partner. In its capacity as the sole managing member of the General Partner, SSG indirectly operates and controls all of the Partnership’s business and affairs. Therefore, we consolidate the financial results of the Partnership and report non-controlling interests (“NCI”) related to the Class B units and Class C units held by partners of the Partnership in our consolidated financial statements.

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
The diagram below illustrates our organizational structure as of March 31, 2022.
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

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of March 31, 2022 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 31.3% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 55.9% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
Ownership of Our Businesses
Certain of our consolidated subsidiaries are not wholly-owned by us. To the extent these subsidiaries are not wholly-owned, substantially all of the other owners are current StepStone professionals working for the related businesses. We believe this ownership structure has benefited us by aligning our interests with the interests of our employees. We use, and expect to continue to use, a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these businesses. SSG consolidates all entities that it controls due to a majority voting interest or because it is the primary beneficiary of a variable interest entity. See note 4 to our consolidated financial statements included elsewhere in this annual report for information on variable interest entities. The diagram below summarizes the ownership structure of the Partnership’s consolidated operations on a fully diluted basis.

Segments
We operate as one business, a fully-integrated private markets solutions provider. Our chief operating decision maker, which consisted of our co-chief executive officers together, through December 31, 2021, and consists of the chief executive officer beginning January 1, 2022, utilizes a consolidated approach to assess performance and allocate resources. As such, we operate in one business segment.
Key Financial Measures
Our key financial measures are discussed below. Additional information regarding our significant accounting policies can be found in note 2 to our consolidated financial statements included in Part II, Item 8 of this annual report.
Revenues
We generate revenues primarily from management and advisory fees, incentive fees and allocations of carried interest.
Management and Advisory Fees, Net
Management and advisory fees, net, consist of fees received from managing SMAs and focused commingled funds, advisory, data and administrative services, and portfolio analytics and reporting.
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.40% of average FEAUM in fiscal 2021 and 2022, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.90% and 0.85% of average FEAUM in fiscal 2021 and 2022, respectively, and primarily reflected the timing of new funds and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% and 0.52% of average FEAUM in fiscal 2021 and 2022, respectively.
•Fee revenues from advisory, SPAR, SPI or administrative services are generally annual fixed fees, which vary based on the scope of services we provide. We also provide certain project-based or event-driven advisory services. The fees for these services are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service. Because advisory fees are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service, advisory fees do not necessarily correlate with the total size of our AUA.
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

Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. In connection with the Greenspring acquisition, we did not acquire any direct economic interests in the carried interest allocations of certain legacy Greenspring funds. As a result, carried interest allocations in respect of such legacy Greenspring funds have been reflected as legacy Greenspring carried interest allocations in the consolidated statements of income, with a corresponding amount reflected as legacy Greenspring performance fee-related compensation as these amounts are payable to certain employees. As of March 31, 2022, we had over $55 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 155 programs.
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
We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant risk of reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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
Legacy Greenspring carried interest allocations include the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investments and carried interest allocations under the equity method of accounting. We do not have any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from certain legacy Greenspring funds. All of the carried interest allocations in respect of such legacy Greenspring funds are payable to employees who are considered affiliates of the Company and are therefore reflected as legacy Greenspring performance fee-related compensation in the consolidated statements of income. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2022 and 2021, no material amounts for potential clawback obligations had been accrued.
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
Legacy Greenspring performance fee-related compensation represents the legacy Greenspring carried interest allocations which are entirely payable to certain employees. Legacy Greenspring carried interest-related compensation is accounted for as compensation expense in conjunction with the related legacy Greenspring carried interest allocation revenue and, until paid, is recorded as a component of legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets. Legacy Greenspring carried interest-related compensation expense may be subject to reversal to the extent that the related legacy Greenspring carried interest allocation revenue is reversed. However, none of the legacy Greenspring carried interest allocation revenue is attributable to the Company.

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
Interest income consists of income earned on cash and cash equivalents, restricted cash, marketable securities and certificates of deposit.
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
Our AUM is calculated as the sum of (i) NAV of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of March 31, 2022 reflects final data for the prior period (December 31, 2021), adjusted for net new client account activity through March 31, 2022. NAV data for underlying investments is as of December 31, 2021, as reported by underlying managers up to 115 days following December 31, 2021. When NAV data is not available by 115 days following December 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.

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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of March 31, 2022 reflects final data for the prior period (December 31, 2021), adjusted for net new client account activity through March 31, 2022. NAV data for underlying investments is as of December 31, 2021, as reported by underlying managers up to 115 days following December 31, 2021. When NAV data is not available by 115 days following December 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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

	Year Ended March 31,
(in thousands)	2022	2021	2020
Revenues
Management and advisory fees, net	$380,257	$285,462	$235,205
Performance fees:
Incentive fees	11,593	5,474	3,410
Carried interest allocations:
Realized	200,718	62,953	46,177
Unrealized	585,851	433,827	161,819
Total carried interest allocations	786,569	496,780	207,996
Legacy Greenspring carried interest allocations(1)	187,106	—	—
Total revenues	1,365,525	787,716	446,611
Expenses
Compensation and benefits:
Cash-based compensation	197,482	157,123	130,730
Equity-based compensation	13,996	7,899	1,915
Performance fee-related compensation:
Realized	91,208	30,532	26,958
Unrealized	312,903	215,508	82,701
Total performance fee-related compensation	404,111	246,040	109,659
Legacy Greenspring performance fee-related compensation(1)	187,106	—	—
Total compensation and benefits	802,695	411,062	242,304
General, administrative and other	110,468	48,485	52,363
Total expenses	913,163	459,547	294,667
Other income (expense)
Investment income	26,160	16,407	6,926
Legacy Greenspring investment income(1)	32,586	—	—
Interest income	337	413	1,436
Interest expense	(1,113)	(7,360)	(10,211)
Other income (loss)	2,249	220	(1,355)
Total other income (expense)	60,219	9,680	(3,204)
Income before income tax	512,581	337,849	148,740
Income tax expense	28,300	23,256	3,955
Net income	484,281	314,593	144,785
Less: Net income attributable to non-controlling interests in subsidiaries	26,608	23,176	12,869
Less: Net income attributable to non-controlling interests in legacy Greenspring entities(1)	32,586	—	—
Less: Net income attributable to non-controlling interests in the Partnership	231,202	228,783	131,916
Net income attributable to StepStone Group Inc.	$193,885	$62,634	$—
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3, 5 and 15 to our consolidated financial statements included elsewhere in this annual report.

Revenues
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Total revenues increased $577.8 million, or 73%, to $1,365.5 million for fiscal 2022 as compared to fiscal 2021, due to higher carried interest allocations, net management and advisory fees, incentive fees and the inclusion of legacy Greenspring carried interest allocations in the current year, in each case, as described below.
Net management and advisory fees increased $94.8 million, or 33%, to $380.3 million for fiscal 2022 as compared to fiscal 2021. The increase was driven by new client activity and a 39% growth in average FEAUM (or 25% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $7.7 million from the final closing for StepStone Tactical Growth Fund III and additional closings of StepStone’s private equity co-investment fund. The prior year period included $9.0 million of retroactive fees from the final closing of StepStone Real Estate Partners IV (“SREP IV”). For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $6.1 million, or 112%, to $11.6 million for fiscal 2022 as compared to fiscal 2021, reflecting higher realization activity and recognition of deferred incentive fees in the current year.
Realized carried interest allocation revenues increased $137.8 million, or 219%, to $200.7 million for fiscal 2022, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $200.7 million, unrealized carried interest allocation revenues increased $289.8 million, or 58%, to $786.6 million for fiscal 2022 compared to fiscal 2021. The increase in unrealized carried interest allocations for fiscal 2022 primarily reflected a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues of $187.1 million for fiscal 2022 reflect gross realized carried interest allocations of $92.2 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $94.9 million for the period from September 20, 2021 to March 31, 2022.
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Total revenues increased $341.1 million, or 76%, to $787.7 million for fiscal 2021 as compared to fiscal 2020, due to higher carried interest allocation, net management and advisory fees and incentive fees.
Net management and advisory fees increased $50.3 million, or 21%, to $285.5 million for fiscal 2021 as compared to fiscal 2020. This increase was driven by new client activity and a 23% growth in average FEAUM across the platform, including retroactive fees of $9.0 million from SREP IV, which had its final close in September 2020. The increases were partially offset by a $1.5 million decline in revenues associated with liquidating portfolios for which StepStone serves as the replacement manager. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $2.1 million, or 61%, to $5.5 million for fiscal 2021 as compared to fiscal 2020, reflecting higher realization activity.

Realized carried interest allocation revenues increased $16.8 million, or 36%, to $63.0 million for fiscal 2021, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $63.0 million, unrealized carried interest allocation revenues increased $288.8 million, or 139%, to $496.8 million for fiscal 2021 compared to fiscal 2020. The increase in unrealized carried interest allocation for fiscal 2021 was primarily attributable to a larger increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds primarily driven by the continued recovery in global financial markets despite the ongoing economic impacts of COVID-19.
For fiscal 2021, our investments in StepStone Funds and accrued carried interest allocations initially experienced a $128.5 million decline during the first three months, primarily reflecting the unrealized depreciation in the fair value of certain underlying fund investments driven by the impact of COVID-19, and subsequently saw a significant increase of $625.3 million, primarily reflecting the unrealized appreciation in the fair value of certain underlying fund investments primarily driven by the continued recovery in global financial markets.
Expenses
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Total expenses increased $453.6 million, or 99%, to $913.2 million for fiscal 2022 as compared to fiscal 2021, reflecting increases in performance fee-related compensation, general, administrative and other expenses, cash-based compensation, equity-based compensation, and the inclusion of legacy Greenspring performance fee-related compensation in the current year.
Cash-based compensation increased $40.4 million, or 26%, to $197.5 million for fiscal 2022 as compared to fiscal 2021, due to increased staffing and compensation levels. Our average full-time headcount increased 24% (or 12% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $6.1 million, or 77%, to $14.0 million for fiscal 2022 as compared to fiscal 2021. The increase was attributable to the grant of restricted stock units (“RSUs”) made to certain employees and directors in connection with our IPO in September 2020. As such grants were not outstanding for the period prior to the IPO, this resulted in lower expense in the prior year period. The increase was also attributable to additional grants of RSUs made to certain employees and directors in the current year period.
Performance fee-related compensation expense increased $158.1 million, or 64%, to $404.1 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $60.7 million, or 199%, to $91.2 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense of $187.1 million for fiscal 2022 reflects gross realized performance fee-related compensation expense of $92.2 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $94.9 million for the period from September 20, 2021 to March 31, 2022.

General, administrative and other expenses increased $62.0 million, or 128%, to $110.5 million for fiscal 2022 as compared to fiscal 2021. The overall increase primarily reflected increases of $21.2 million in amortization expense for intangibles, $13.9 million in transaction costs, $8.0 million in loss on change in fair value for contingent consideration obligation, $4.8 million in professional fees, $3.6 million of travel and associated costs for investment evaluation and client service, $2.9 million in insurance costs, $2.6 million in information and technology expenses, $1.8 million in occupancy costs, $1.6 million in recruiting costs and other general operating expenses. We anticipate travel and other expenses will continue to increase to pre-pandemic levels as the COVID-19 situation improves, and that costs associated with being a public company will continue to be reflected in our expenses going forward.
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Total expenses increased $164.9 million, or 56%, to $459.5 million for fiscal 2021 as compared to fiscal 2020, due to increases in performance fee-related compensation, cash-based compensation and equity-based compensation, partially offset by decreases in general, administrative and other expenses.
Cash-based compensation increased $26.4 million, or 20%, to $157.1 million for fiscal 2021 as compared to fiscal 2020, due to increased staffing and compensation levels. Our average full-time headcount increased 16% in the current year period as compared to the prior year period.
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
Other Income (Expense)
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Investment income increased $9.8 million, or 59%, to $26.2 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income of $32.6 million for fiscal 2022 reflects gross realized investment income of $7.8 million and unrealized investment income, net of the reversal of realized investment income, of $24.8 million for the period from September 20, 2021 to March 31, 2022.
Interest income decreased $0.1 million, or 18%, to $0.3 million for fiscal 2022 as compared to fiscal 2021.

Interest expense decreased $6.2 million, or 85%, to $1.1 million for fiscal 2022 as compared to fiscal 2021. The decrease was primarily due to the full repayment of our previously outstanding senior secured term loan (“Term Loan B”) in connection with the IPO in September 2020, partially offset by interest on average outstanding balances under the Revolver during the current period.
Other income (loss) increased $2.0 million, or 922%, to $2.2 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting gains related to adjustments in connection with the Tax Receivable Agreements, offset by net foreign currency transaction losses and losses related to the write-off of certain property and equipment.
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Investment income increased $9.5 million, or 137%, to $16.4 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Interest income decreased $1.0 million, or 71%, to $0.4 million for fiscal 2021 as compared to fiscal 2020.
Interest expense decreased $2.9 million, or 28%, to $7.4 million for fiscal 2021 as compared to fiscal 2020. The decrease was primarily due to the full repayment of our Term Loan B in connection with the IPO in September 2020, partially offset by the write-off of $3.5 million in unamortized debt issuance costs and discount with the full repayment of our Term Loan B.
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
Our effective income tax rate was 5.5%, 6.9%, and 2.6% for fiscal 2022, 2021 and 2020, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Income tax expense increased $5.0 million, or 22%, to $28.3 million for fiscal 2022 as compared to fiscal 2021. The increase was primarily due to the additional U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership as a result of our increased ownership in the Partnership, partially offset by the release of a valuation allowance during the current year as a result of the Greenspring acquisition. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.

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
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $3.4 million, or 15%, to $26.6 million for fiscal 2022 as compared to fiscal 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $10.3 million, or 80%, to $23.2 million for fiscal 2021 as compared to fiscal 2020. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income attributable to non-controlling interests in legacy Greenspring entities was $32.6 million for fiscal 2022.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income attributable to non-controlling interests in the Partnership was $231.2 million, $228.8 million and $131.9 million for fiscal 2022, 2021 and 2020, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.
Operating Metrics
Assets Under Management
AUM was $67 billion as of March 31, 2020, $86 billion as of March 31, 2021 and $134 billion as of March 31, 2022. The acquisition of Greenspring added $22 billion of AUM as of September 20, 2021.
Assets Under Advisement
Assets related to our advisory accounts were $229 billion as of March 31, 2020, $340 billion as of March 31, 2021 and $436 billion as of March 31, 2022. As described under “Key Operating Metrics—Assets Under Advisement,” we modified our calculation of AUA beginning in the quarter ended March 31, 2021 to include, with respect to our advisory clients, the portion of their portfolio assets for which we do not directly provide recommendations, monitoring and/or reporting services. This change increased AUA by approximately $70 billion for the quarter ended March 31, 2021. Prior period amounts have not been recast for this change because such historical data does not exist.

Fee-Earning AUM
Year Ended March 31, 2022
FEAUM increased $23 billion, or 45%, to approximately $75 billion as of March 31, 2022 as compared to approximately $52 billion as of March 31, 2021. The increase was primarily attributable to a $14 billion increase in focused commingled funds due to the Greenspring acquisition, which added approximately $11 billion of FEAUM, and $9 billion from SMAs.
Year Ended March 31, 2021
FEAUM increased $11 billion, or 26%, to approximately $52 billion as of March 31, 2021 as compared to approximately $41 billion as of March 31, 2020. Of the increase, approximately $9 billion was from SMAs and approximately $1 billion was from focused commingled funds.

	Year Ended March 31, 2022
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$40,561	$11,447	$52,008
Contributions(1)	11,839	4,364	16,203
Distributions(2)	(3,235)	(1,564)	(4,799)
Acquisitions(3)	—	11,407	11,407
Market value, FX and other(4)	421	(67)	354
Ending balance	$49,586	$25,587	$75,173

	Year Ended March 31, 2021
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$31,089	$10,104	$41,193
Contributions(1)	9,567	1,843	11,410
Distributions(2)	(570)	(370)	(940)
Market value, FX and other(4)	475	(130)	345
Ending balance	$40,561	$11,447	$52,008
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

The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of March 31,
(in millions)	2022	2021	2020
FEAUM
Private equity(1)	$40,396	$24,533	$19,929
Infrastructure	17,737	12,605	11,424
Private debt	12,216	10,483	6,328
Real estate	4,824	4,387	3,512
Total	$75,173	$52,008	$41,193
_______________________________
(1)Balance as of March 31, 2022 includes approximately $11.4 billion of focused commingled funds added as a result of the Greenspring acquisition.

	As of March 31,
	2022	2021
Weighted-average fee rate(1)
Private equity(2)	0.64%	0.62%
Real estate, infrastructure and private debt asset classes(3)	0.40%	0.42%
Total	0.52%	0.52%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented, and is inclusive of any retroactive fees for such period.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected shifts in asset class mix.
Undeployed Fee-Earning Capital
As of March 31, 2022, we had $17.0 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.

Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Year Ended March 31,
(in thousands)	2022	2021	2020
Management and advisory fees, net	$380,257	$285,462	$235,205
Less:
Cash-based compensation	197,482	157,123	130,730
Equity-based compensation(1)	822	51	—
General, administrative and other	110,468	48,485	52,363
Plus:
Amortization of intangibles	24,497	3,339	5,028
Non-core items(2)	26,260	6,342	4,419
Fee-related earnings	122,242	89,484	61,559
Plus:
Realized carried interest allocations	200,718	62,953	46,177
Incentive fees	11,593	5,474	3,410
Deferred incentive fees	1,438	4,700	799
Realized investment income	8,499	5,341	4,053
Interest income	337	413	1,436
Write-off of unamortized deferred financing costs	—	3,526	—
Other income (loss)(3)	(1,311)	220	(1,355)
Less:
Realized performance fee-related compensation	91,208	30,532	26,958
Interest expense	1,113	7,360	10,211
Income attributable to non-controlling interests in subsidiaries:
Fee-related earnings attributable to non-controlling interests in subsidiaries(4)	27,583	23,834	12,781
Performance-related earnings/other income (loss) attributable to non-controlling interests in subsidiaries(5)	517	118	(729)
Pre-tax adjusted net income	223,095	110,267	66,858
Less: Income taxes(6)	50,152	24,865	16,715
Adjusted net income	$172,943	$85,402	$50,143
_______________________________
(1)Reflects equity-based compensation for awards granted subsequent to the IPO.
(2)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($1.4 million in fiscal 2020), transaction costs ($14.2 million in fiscal 2022, $0.4 million in fiscal 2021, and $1.2 million in fiscal 2020), severance costs ($1.6 million in fiscal 2022, $4.2 million in fiscal 2021, and $1.0 million in fiscal 2020), loss on change in fair value for contingent consideration obligation ($9.6 million in fiscal 2022 and $1.6 million in fiscal 2021), compensation paid to certain employees as part of an acquisition earn-out ($0.8 million in fiscal 2022) and other non-core operating income and expenses.
(3)Reflects other income (loss) net of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($3.6 million for fiscal 2022).
(4)Reflects the portion of fee-related earnings of our subsidiaries attributable to non-controlling interests.
(5)Reflects components of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests other than fee-related earnings, including incentive fees and related compensation, realized investment income, net interest expense and other income (loss).

(6)Represents corporate income taxes at a blended statutory rate of 22.5%, 22.6% and 25.0% applied to pre-tax adjusted net income for fiscal 2022, 2021 and 2020, respectively. The 22.5% rate for fiscal 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.5%. The 22.6% rate for fiscal 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, a blended statutory rate of 25.0% has been applied to fiscal 2020 for comparability purposes. The decline in the blended statutory rate for fiscal 2022 compared to fiscal 2021 was due to updates in our state apportionment based on our most recently filed tax returns and is our best estimate of our blended statutory tax rate moving forward. The decline in the blended statutory rate for fiscal 2021 compared to fiscal 2020 was due to updates in our state apportionment.
Adjusted Revenues and Adjusted Net Income
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Adjusted revenues increased $235.4 million, or 66%, to $594.0 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees (including the deferred portion).
ANI increased $87.5 million, or 103%, to $172.9 million for fiscal 2022 as compared to fiscal 2021, primarily due to increases in FRE as discussed below, as well as higher net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation). These increases were partially offset by a higher allocation of income to non-controlling interests.
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
Adjusted revenues increased $73.0 million, or 26%, to $358.6 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees (including the deferred portion).
ANI increased $35.3 million, or 70%, to $85.4 million for fiscal 2021 as compared to fiscal 2020, primarily due to increases in FRE as discussed below, as well as higher net realized performance fee-related earnings. These increases were partially offset by a higher allocation of income to non-controlling interests.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for fiscal 2022, 2021 and 2020. As Class A common stock did not exist prior to the Reorganization and IPO, the number of adjusted shares outstanding used in the computation of ANI per share for all prior year periods presented reflect the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.

	Year Ended March 31,
	2022	2021	2020
(in thousands, except share and per share amounts)
Adjusted net income	$172,943	$85,402	$50,143

Weighted-average shares of Class A common stock outstanding – Basic(1)	49,833,760	29,657,805	29,237,500
Assumed vesting of RSUs	1,289,809	1,151,579	745,347
Assumed vesting and exchange of Class B2 units	2,476,681	2,465,420	2,411,318
Exchange of Class B units in the Partnership(1)	52,028,095	65,158,526	65,578,831
Exchange of Class C units in the Partnership(2)	1,563,316	—	—
Adjusted shares(3)	107,191,661	98,433,330	97,972,996

Adjusted net income per share	$1.61	$0.87	$0.51
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
Fee-Related Earnings
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
FRE increased $32.8 million, or 37%, to $122.2 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting higher net management and advisory fees, partially offset by higher cash-based compensation, general, administrative and other expenses and equity-based compensation.
Year Ended March 31, 2021 Compared to Year Ended March 31, 2020
FRE increased $27.9 million, or 45%, to $89.5 million for fiscal 2021 as compared to fiscal 2020, primarily reflecting higher net management and advisory fees and lower general, administrative and other expenses, partially offset by higher cash-based compensation.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Year Ended March 31,
(in thousands)	2022	2021	2020
Total revenues	$1,365,525	$787,716	$446,611
Unrealized carried interest allocations	(585,851)	(433,827)	(161,819)
Deferred incentive fees	1,438	4,700	799
Legacy Greenspring carried interest allocations	(187,106)	—	—
Adjusted revenues	$594,006	$358,589	$285,591

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Year Ended March 31,
(in thousands)	2022	2021	2020
Income before income tax	$512,581	$337,849	$148,740
Net income attributable to non-controlling interests in subsidiaries(1)	(28,100)	(23,952)	(12,052)
Net income attributable to non-controlling interests in legacy Greenspring entities	(32,586)	—	—
Unrealized carried interest allocations	(585,851)	(433,827)	(161,819)
Unrealized performance fee-related compensation	312,903	215,508	82,701
Unrealized investment income	(17,661)	(11,066)	(2,873)
Deferred incentive fees	1,438	4,700	799
Equity-based compensation(2)	13,174	7,848	1,915
Amortization of intangibles	24,497	3,339	5,028
Write-off of unamortized deferred financing costs	—	3,526	—
Tax Receivable Agreements adjustments through earnings	(3,560)	—	—
Non-core items(3)	26,260	6,342	4,419
Pre-tax adjusted net income	223,095	110,267	66,858
Income taxes(4)	(50,152)	(24,865)	(16,715)
Adjusted net income	172,943	85,402	50,143
Income taxes(4)	50,152	24,865	16,715
Realized carried interest allocations	(200,718)	(62,953)	(46,177)
Realized performance fee-related compensation	91,208	30,532	26,958
Realized investment income	(8,499)	(5,341)	(4,053)
Incentive fees	(11,593)	(5,474)	(3,410)
Deferred incentive fees	(1,438)	(4,700)	(799)
Interest income	(337)	(413)	(1,436)
Interest expense	1,113	7,360	10,211
Other (income) loss(5)	1,311	(220)	1,355
Write-off of unamortized deferred financing costs	—	(3,526)	—
Net income attributable to non-controlling interests in subsidiaries(1)	28,100	23,952	12,052
Fee-related earnings	$122,242	$89,484	$61,559
_______________________________
(1)Reflects the portion of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes compensation paid to certain equity holders as part of an acquisition earn-out ($1.4 million in fiscal 2020), transaction costs ($14.2 million in fiscal 2022, $0.4 million in fiscal 2021, and $1.2 million in fiscal 2020), severance costs ($1.6 million in fiscal 2022, $4.2 million in fiscal 2021, and $1.0 million in fiscal 2020), loss on change in fair value for contingent consideration obligation ($9.6 million in fiscal 2022 and $1.6 million in fiscal 2021), compensation paid to certain employees as part of an acquisition earn-out ($0.8 million in fiscal 2022) and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.5%, 22.6% and 25.0% applied to pre-tax adjusted net income for fiscal 2022, 2021 and 2020, respectively. The 22.5% rate for fiscal 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.5%. The 22.6% rate for fiscal 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. As we were not subject to U.S. federal and state income taxes prior to the Reorganization and IPO, a blended statutory rate of 25.0% has been applied to fiscal 2020 for comparability purposes. The decline in the blended statutory rate for fiscal 2022 compared to fiscal 2021 was due to updates in our state apportionment based on our most recently filed tax returns and is our best estimate of our blended statutory tax rate moving forward. The decline in the blended statutory rate for fiscal 2021 compared to fiscal 2020 was due to updates in our state apportionment.
(5)Reflects other income (loss) net of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($3.6 million in fiscal 2022).
Investment Performance
The following tables present information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through December 31, 2021 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of December 31, 2021;

•“Multiple of Invested Capital” refers to (a) the sum of Realized Distributions from underlying investments to the fund plus the fund’s NAV, divided by (b) Cumulative Invested Capital. Multiple of Invested Capital is presented net of management fees, carried interest and expenses charged by underlying fund managers, but gross of StepStone’s management fees, performance fees and expenses;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of December 31, 2021 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Gross IRR” refers to IRR net of management fees, performance fees and expenses charged by the underlying fund managers, but gross of StepStone’s management fees, performance fees and expenses;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone;
•“MSCI ACWI Direct Alpha” refers to the MSCI All Country World Index, calculated on a Public Market Equivalent Plus basis, the benchmark index used for comparison below. The MSCI All Country World Index is a free float-adjusted market capitalization-weighted index of over 2,900 world stocks that is designed to measure the equity market performance of developed and emerging markets. We believe the MSCI All Country World Index is commonly used by private markets investors to evaluate performance. The Direct Alpha calculation methodology allows private markets investment performance to be evaluated against a public index by compounding capital invested, capital distributed and net asset values to a single point in time in the benchmark’s life, removing fluctuations of the public index and leaving only the non-market return above/below the index; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Investment Strategy(1),(2)

(in billions except percentages and multiples)
Strategy(3)	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Multiple of Invested Capital	Gross IRR	Net IRR(4)	Gross IRR versus Benchmark(5)
Primaries	$217.9	$147.0	$94.4	$125.7	$220.1	1.5x	13.7%	13.4%	2.3%
Secondaries	12.5	9.8	6.1	9.7	15.8	1.6x	24.5%	20.5%	10.6%
Co-investments	27.3	24.9	10.4	32.2	42.6	1.7x	21.8%	19.3%	6.7%
Total	$257.7	$181.7	$110.9	$167.6	$278.5	1.5x	14.8%	14.2%	3.1%
______________________________
(1)Performance data shown in the table above is on an inception-to-date basis as of December 31, 2021. Overall performance includes all investments StepStone recommends and subsequently tracks, including advisory co-investments and infrastructure investments made prior to January 1, 2015, the performance summary of Courtland, for which the track record dates back to September 1994. Overall performance excludes (i) client-direct investments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, (iii) syndicated loan portfolio totaling $0.6 billion, (iv) investments made by legacy private equity acquired businesses, and (v) Greenspring investments until data integration is completed. USD returns for StepStone recommended investments are calculated on a Constant Currency-Adjusted USD reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.

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
i.Primaries: 25 basis points of net invested capital for management fees, 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
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
iii.Co-investments: 100 basis points on net committed capital for management fees, 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs. Co-investments also include 10.0% of paid and unrealized carry (15.0% of paid and unrealized carry for Real Estate), with an 8% preferred return hurdle.
iv.Investment returns reflect NAV data for underlying investments as of December 31, 2021, as reported by underlying managers up to 115 days following December 31, 2021. For investment returns where NAV data is not available by 115 days following December 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
(5)Reflects outperformance of investments as compared to the MSCI ACWI Total Return using the Direct Alpha public market equivalent method.
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	19.7%	1.7x	Core/Core+ fund investments	9.0%	1.5x	Primaries	11.6%	Direct lending (Gross)(8)	7.5%
Secondaries	21.5%	1.6x	Value-add/opportunistic fund investments	10.4%	1.4x	Secondaries	14.1%	Distressed debt (Gross)(8)	10.7%
Co-investments	25.1%	1.9x	Real estate debt fund investments	6.4%	1.2x	Co-investments(6)	8.8%	Other (Gross)(8,9)	9.8%
			Value-add/opportunistic secondaries & co-investments	16.9%	1.3x			Private debt gross track record(8)	8.7%
								Private debt net track record	7.9%
_______________________________
(1)Private Equity includes 1,330 investments totaling $126.1 billion of capital commitments and excludes (i) two advisory co-investments and 156 client-directed investments, totaling $100.0 million and $19.6 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, and (iii) Greenspring investments until the data integration is completed. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above.     StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate):

i.Primaries: 25 basis points of net invested capital for management fees, 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
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
iii.Co-investments: 100 basis points on net committed capital for management fees, 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs. Co-investments also include 10.0% of paid and unrealized carry (15.0% of paid and unrealized carry for Real Estate), with an 8% preferred return hurdle.
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of December 31, 2021, as reported by underlying managers up to 115 days following December 31, 2021. For investment returns where NAV data is not available by 115 days following December 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
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
(4)Real Estate includes 432 investments totaling $63.5 billion of capital commitments and excludes (i) 54 client-directed investments, totaling $8.0 billion of capital commitments, (ii) eight secondary core/core+ investments, totaling $687.6 million, (iii) four advisory fund investments totaling $463.6 million, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 182 investments totaling $36.3 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and 16 client-directed investments, totaling $501.9 million and $1.2 billion, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 686 investments totaling $31.9 billion of capital commitments and excludes (i) 30 client-directed investments, totaling $2.4 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly NAV for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of December 31, 2021, as reported by underlying managers up to 115 days following December 31, 2021. For investment returns where NAV data is not available by 115 days following December 31, 2021, such NAVs are adjusted for cash activity following the last available reported NAV.
(8)Subset performance is presented net of fees and expenses charged by the underlying fund manager only (performance results do not reflect StepStone fees and expenses).

(9)Other includes mezzanine debt, infrastructure debt, collateralized loan obligations, private performing debt, senior/enhanced senior debt, fund of funds, leasing, regulatory capital, trade finance and intellectual property/royalty.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We generate cash primarily from management and advisory fees and realized carried interest allocations. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities, (b) realizations from investment activities, (c) borrowings, interest payments and repayments under credit agreements and other borrowing arrangements, and (d) funding capital commitments to our funds, and funding our growth initiatives, including capital expenditures and acquisitions to expand into new businesses.
As of March 31, 2022, we had $117.4 million of cash, cash equivalents and restricted cash and $1,587.6 million of investments in StepStone Funds, including $1,480.5 million of accrued carried interest allocations, against $62.9 million in debt obligations, net of debt issuance costs, and $770.0 million in accrued carried interest-related compensation payable.
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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Year Ended March 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$214,281	$149,299	$65,930
Net cash provided by (used in) investing activities	(210,241)	(11,166)	35,809
Net cash used in financing activities	(70,439)	(45,306)	(52,170)
Effect of exchange rate changes	(15)	1,097	(252)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(66,414)	$93,924	$49,317
Operating Activities
Operating activities provided $214.3 million, $149.3 million and $65.9 million of cash for fiscal 2022, 2021 and 2020, respectively. For fiscal 2022, 2021 and 2020, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $222.9 million, $120.0 million and $72.3 million; and
•net change in operating assets and liabilities of $(8.6) million, $29.3 million and $(6.4) million.

Investing Activities
Investing activities provided (used) $(210.2) million, $(11.2) million and $35.8 million of cash for fiscal 2022, 2021 and 2020, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $15.1 million, $9.9 million and $7.0 million;
•net contributions to investments in legacy Greenspring entities of $11.6 million, $0 million and $0 million;
•purchases of fixed assets of $2.1 million, $1.3 million and $0.8 million;
•net sales and maturities of marketable securities of $0 million, $0 million and $43.7 million; and
•cash payments for acquisitions, net of cash acquired, of $181.5 million, $0 million and $0 million.
Financing Activities
Financing activities used $70.4 million, $45.3 million and $52.2 million for fiscal 2022, 2021 and 2020, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $0 million, $3.3 million and $110.8 million;
•proceeds from capital contributions from non-controlling interests $0.1 million, $2.8 million and $0 million;
•proceeds from IPO, net of underwriting discounts of $0 million, $337.8 million and $0 million;
•net borrowings on revolving credit facility of $65.0 million, $0 million and $0 million;
•payment of deferred financing costs of $2.4 million, $0 million and $0 million;
•purchase of non-controlling interests of $3.0 million, $131.3 million and $107.2 million;
•payment of deferred offering costs of $1.7 million, $10.1 million and $0 million;
•payments on prior term loan of $0 million, $147.0 million and $1.5 million;
•distributions to non-controlling interests of $107.5 million, $97.7 million and $52.9 million;
•proceeds from capital contributions to legacy Greenspring entities of $15.1 million, $0 million and $0 million;
•distributions to non-controlling interests in legacy Greenspring entities of $11.3 million, $0 million and $0 million;
•dividends paid to common stockholders of $23.9 million, $2.0 million and $0 million; and
•payments to related parties under the Tax Receivable Agreements of $0.8 million, $0 million and $0 million.

Revolving Credit Facility
In September 2021, we entered into the Credit Agreement in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of March 31, 2022, we had $62.9 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The interest rate in effect for the Revolver as of March 31, 2022 was 2.50%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management beginning with the quarter ending December 31, 2021. As of March 31, 2022, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2022, we had outstanding letters of credit totaling $2.9 million.

Equity Transactions
Equity Transactions in Connection with and Prior to the Reorganization and IPO
In August 2019, we completed a series of transactions resulting in the unitization of our equity and the combination of certain classes of our equity to facilitate the sale of newly issued equity interests in us to certain institutional investors (the “2019 Transaction”). We received approximately $110.8 million in net proceeds from the sale of equity to institutional investors and used all of the proceeds to repurchase an equal number of equity interests from certain of our existing equity holders. In addition, we repurchased additional Class D partnership interests from a former employee for $2.3 million, which will be paid to the former employee at such time as carried interest allocations are realized by us. In connection with the 2019 Transaction, the previously existing Class A1, Class B, Class C and Class D partnership units were canceled and combined with and into the existing Class A partnership interests of the Company as a single class with equal value (without substantive changes to economic rights associated therewith), with each partner participating ratably in all distributions, including carried interest.
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
Equity Transactions Subsequent to the IPO
In March 2021, we conducted an underwritten public offering of 9,200,000 shares of Class A common stock, including 1,200,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, sold by selling stockholders at a public offering price of $29.50 per share. In connection with the offering, we issued 9,200,000 shares of Class A common stock to the selling stockholders in exchange for 9,200,000 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We did not receive any proceeds from the sale of shares by the selling stockholders.
In June 2021, we issued 1,898,438 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,898,438 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
In September 2021, we issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. In connection with the transaction, we amended the limited partnership agreement to create a new Class C limited partnership interest and admit the new limited partners that received Class C units as consideration for the Greenspring acquisition. The Class C limited partners of the Partnership became parties to the Exchanges Tax Receivables Agreement to allow for the exchange of Class C units to shares of Class A common stock of the Company on a one for one basis.
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
In February 2022, the Partnership completed a transaction to repurchase partnership interests in SRA from a former partner for approximately $0.3 million, and subsequently sold an equal number of partnership interests to certain employees of SRA for approximately $0.3 million, resulting in no net proceeds to the Partnership.
In March 2022, we issued 350,000 shares of Class A common stock to a limited partner of the Partnership in exchange for 350,000 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On May 26, 2022, we announced a dividend of $0.20 per share of Class A common stock, payable on June 30, 2022 to holders of record as of the close of business on June 15, 2022.
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter		N/A
Second quarter		N/A
Third quarter		N/A
Fourth quarter	March 12, 2021	$0.07
Total dividends paid in FY2021		$0.07

First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44
_______________________________
(1)Prior to the Company’s IPO on September 16, 2020, it was a wholly-owned subsidiary of the Partnership, had a single class of common stock and did not pay dividends. As such, there is no quarterly dividend information reported for the quarter ended September 30, 2020 or any periods prior. Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
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
Tax Receivable Agreements
We have entered into an Exchanges Tax Receivable Agreement with the Class B limited partners and Class C limited partners, and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to these partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partner’s and institutional investor’s Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements.
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2022, we were required to maintain approximately $7.6 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.

Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments.
The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2022:

	Total	Less than 1 year	Years 1-3	Years 3-5	Thereafter
Operating lease obligations(1)	$99,380	$10,454	$25,622	$22,438	$40,866
Contingent earn-out payments(2)	28,025	521	27,504	—	—
Debt obligations(3)	65,000	—	—	65,000	—
Interest on debt obligations(4)	7,270	1,625	3,250	2,395	—
Capital commitments(5)	68,204	68,204	—	—	—
Capital commitments in legacy Greenspring funds(6)	40,510	40,510	—	—	—
Total	$308,389	$121,314	$56,376	$89,833	$40,866
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2032. The table only includes guaranteed minimum lease payments under these agreements, including leases signed but not yet commenced at the period end, and does not project other lease-related payments.
(2)In September 2021, we completed the acquisition of 100% of Greenspring. The transaction agreement includes an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. Future cash payments represent the fair values as of March 31, 2022. See note 6 to our consolidated financial statements included elsewhere in this annual report for more information on contingent consideration liabilities.
(3)Debt obligations presented in the table relate to the Revolver, which has a maturity date of September 20, 2026. The balance outstanding under the Revolver as of March 31, 2022 has been presented as an obligation payable in the years 3-5 column as there are no scheduled or required principal payments on the Revolver.
(4)Interest on debt obligations consists of projected future interest payments for amounts drawn on the Revolver using interest rates in effect as of March 31, 2022 which has been calculated assuming no additional principal payments will be made and outstanding balance will be held until its final maturity date. These projected interest payments may differ in the future based on the balance outstanding on the Revolver, as well as changes in market interest rates.
(5)Capital commitments represent our obligations to provide general partner capital funding to the StepStone Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
(6)In connection with the Greenspring acquisition, we, indirectly through our subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). We did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. We determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, we consolidate these entities. Capital commitments in legacy Greenspring funds represent our obligations to provide general partner capital funding in legacy Greenspring funds for which we do not hold any direct economic interests. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
The payments that we are required to make under the Tax Receivable Agreements are expected to be substantial and are not reflected in the contractual obligations table set forth above as they are dependent upon future taxable income.

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
Revenues
We recognize revenue in accordance with ASC 606. Revenue is recognized in a manner that depicts the transfer of promised goods or services to customers and for an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The application of ASC 606 requires us to identify our contract(s) with a customer, identify the performance obligations in a contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In determining the transaction price, variable consideration is included only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized would not occur when the uncertainty associated with the variable consideration is resolved. We have elected to apply the variable consideration allocation exception for our fee arrangements with our customers.
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
Incentive fees are generally calculated as a percentage of the profits (up to 10%) earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax. We recognize incentive fee revenue only when these amounts are realized and no longer subject to significant risk of reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to us from unaffiliated limited partners in certain StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in each respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of ASC 606.
Legacy Greenspring carried interest allocations include the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. We do not hold any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from the legacy funds. All of the carried interest allocations in respect of the legacy Greenspring funds are payable to employees who are considered affiliates to us and are therefore reflected as legacy Greenspring performance fee-related compensation in the consolidated statements of income. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606.
We recognize revenue attributable to carried interest allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued carried interest allocations receivable, which is included as a component of investments in the consolidated balance sheets.

Carried interest is generally realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is generally subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life.
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

We consider our cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility and contingent consideration balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See notes 6 and 9 to our consolidated financial statements for additional details regarding the fair value of our contingent consideration and revolving credit facility balances, respectively.
Equity-Based Compensation
We account for grants of equity-based awards, including restricted stock units (“RSUs”), to certain employees and directors at fair value as of the grant date. We recognize non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. See note 10 to our consolidated financial statements for additional information regarding our accounting for equity-based awards.
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
We are subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as interest expense and general, administrative and other expenses, respectively, in the consolidated statements of income. See note 11 to our consolidated financial statements for more information.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. We review our tax positions quarterly and adjust our tax balances as new information becomes available.
Tax Receivable Agreements
The Tax Receivable Agreements provide for payment by SSG to the Class B limited partners, Class C limited partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. In connection with the Greenspring acquisition, the sellers receiving Class C units of the Partnership became parties to the Exchanges Tax Receivable Agreement. See notes 14 and 15 to our consolidated financial statements for more information.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of March 31, 2022, NAV-based management fees represented approximately 3% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of March 31, 2022 would result in an approximate $1.5 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of March 31, 2022, we had $14.2 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of March 31, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment was an estimated $204.8 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds) held as of March 31, 2022, we estimate that a 10% decline in fair value of the investments would result in a $10.7 million decrease in the amount of income.
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

Certain of our focused commingled funds and SMAs hold investments denominated in non-U.S. dollar currencies that may be affected by movements in the exchange rate between the U.S. dollar and foreign currencies, which could affect investment performance. The currency exposure related to investments in foreign currency assets is limited to our general partner interest, which is typically no more than 1% of total capital commitments. Changes in exchange rates are not expected to materially affect our consolidated financial statements.
Interest Rate Risk
As of March 31, 2022, we had $65.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of March 31, 2022, we estimate that interest expense would increase by $0.7 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $117.4 million of cash, cash equivalents and restricted cash as of March 31, 2022, we estimate that interest income would increase by $1.2 million on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StepStone Group Inc. (successor to StepStone Group LP, as described in Note 1, the “Company”) as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 31, 2022 expressed an unqualified opinion thereon.
Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2022 due to the adoption of ASU No. 2016-02, Leases (Topic 842).
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of acquired intangible assets for the acquisition of Greenspring Associates, Inc.

Description of the Matter
As disclosed in Notes 2 and 15 to the consolidated financial statements, on September 20, 2021 the Company acquired Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”) for total consideration of $898.2 million. The transaction was accounted for as a business combination. Identifiable intangible assets acquired through this business combination primarily consisted of management contracts and client relationships with acquisition-date fair values of $310.9 million and $96.7 million, respectively.
Auditing the Company’s accounting for its acquisition of Greenspring Associates Inc. was complex due to the significant estimation uncertainty in determining the fair value of identified intangible assets, which primarily consisted of management contracts and client relationships. The significant estimation uncertainty was primarily due to sensitivity of the fair value to underlying assumptions about future performance of the acquired business in the Company’s model used to measure the management contracts and client relationships intangible assets. These significant assumptions included future fundraising and expected cash inflows and outflows that form the basis of the forecasted results, and the discount rates.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s business combination process. This included management’s review controls over the fair valuation methodology and significant assumptions used to estimate the fair value of the management contracts and client relationships intangible assets and management’s review of the completeness and accuracy of the data used in the management contracts and client relationships valuation model.

To test the fair value of the management contracts and customer relationships intangible assets, our procedures included, among others, involving internal valuation specialists to assist in our evaluation of the Company’s valuation methodology and certain assumptions included in the fair value estimate, including the discount rates used in the Company’s valuation model. We tested the expected cash inflows and outflows assumed in the forecasted results, future fundraising assumptions, and the mathematical accuracy of the Company’s valuation model. For example, we performed sensitivity analyses for significant assumptions, compared significant assumptions to current industry, market, and economic trends, the historical results of the acquired business and to the Company’s forecasts. We agreed certain inputs used in developing certain significant assumptions to limited partnership agreements and audited financial statements. We involved more senior, more experienced audit team members to perform audit procedures.

Valuation of underlying investments of equity method investments

Description of the Matter
The Company has investments in funds of $107.0 million and accrued carried interest allocations of $1,480.5 million as of March 31, 2022. As discussed in Notes 2 and 5 to the consolidated financial statements, a significant input to the measurement of the Company’s investments in funds and accrued carried interest allocations is management’s estimate of the fair value of the underlying investments held by the StepStone Funds, specifically co-investment funds which invest in portfolio companies that are valued using significant unobservable inputs.
Auditing management’s determination of the fair value of the co-investment fund investments that are valued using significant unobservable inputs was complex and involved a high degree of auditor subjectivity because these investments exhibit higher estimation uncertainty.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process for the co-investment fund investments. This included management’s review controls over the assessment of the valuation techniques and significant unobservable inputs used to estimate the fair value of the co-investment fund investments and management’s review of the completeness and accuracy of the data used in these estimates.
Our audit procedures included, among others, evaluating, on a sample basis, the valuation techniques and significant unobservable inputs used by the Company in valuing the co-investment fund investments and testing, on a sample basis, the mathematical accuracy of the related valuation models.
For example, for a sample of co-investment fund investments, we performed procedures to evaluate the significant unobservable inputs such as the selected earnings before interest, taxes, depreciation and amortization multiples or revenue multiples that were derived from comparable companies. These procedures included assessing management’s determination of the comparable companies, and, where applicable, comparing the selected multiples to market observed transactions of such companies.
  In some instances, with the involvement of our valuation specialists, we independently developed fair value estimates using investee specific and market information and compared our estimates to the fair value of the investment. We searched for and evaluated information that corroborated or contradicted the significant unobservable inputs. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the year-end valuations. In addition, we involved more senior, more experienced audit team members to perform audit procedures.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.
Los Angeles, CA
May 31, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited StepStone Group Inc.’s internal control over financial reporting as of March 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, StepStone Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2022, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Greenspring Associates Inc. and certain of its affiliates (“Greenspring”), which is included in the 2022 consolidated financial statements of the Company and constituted approximately 32% of total consolidated assets as of March 31, 2022 and approximately 11% of total consolidated net income for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Greenspring.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2022, and the related notes and our report dated May 31, 2022 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Los Angeles, CA
May 31, 2022

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31,
	2022	2021
Assets
Cash and cash equivalents	$116,386	$179,886
Restricted cash	1,063	3,977
Fees and accounts receivable	34,141	32,096
Due from affiliates	19,369	7,474
Investments:
Investments in funds	107,045	74,379
Accrued carried interest allocations	1,480,515	896,523
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,334,581	—
Deferred income tax assets	27,866	89,439
Lease right-of-use assets, net	61,065	—
Other assets and receivables	27,426	24,715
Intangibles, net	398,126	5,491
Goodwill	580,542	6,792
Total assets	$4,188,125	$1,320,772
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$80,541	$47,723
Accrued compensation and benefits	39,966	34,224
Accrued carried interest-related compensation	769,988	465,610
Legacy Greenspring accrued carried interest-related compensation(1)	1,140,101	—
Due to affiliates	199,355	113,522
Lease liabilities	70,965	—
Debt obligations	62,879	—
Total liabilities	2,363,795	661,079
Commitments and contingencies (Note 16)
Class A common stock, $0.001 par value, 650,000,000 authorized; 61,141,306 and 38,437,500 issued and outstanding as of March 31, 2022 and 2021, respectively	61	38
Class B common stock, $0.001 par value, 125,000,000 authorized; 47,149,673 and 56,378,831 issued and outstanding as of March 31, 2022 and 2021, respectively	48	57
Additional paid-in capital	587,243	188,751
Retained earnings	229,615	60,407
Accumulated other comprehensive income	658	155
Total StepStone Group Inc. stockholders’ equity	817,625	249,408
Non-controlling interests in subsidiaries	32,063	25,885
Non-controlling interests in legacy Greenspring entities(1)	194,480	—
Non-controlling interests in the Partnership	780,162	384,400
Total stockholders’ equity	1,824,330	659,693
Total liabilities and stockholders’ equity	$4,188,125	$1,320,772
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of March 31,
	2022	2021
Assets
Cash and cash equivalents	$19,386	$16,833
Restricted cash	1,063	1,074
Fees and accounts receivable	29,060	25,282
Due from affiliates	5,252	3,467
Investments in funds	22,808	13,658
Legacy Greenspring investments in funds and accrued carried interest allocations	1,334,581	—
Deferred income tax assets	301	671
Lease right-of-use assets, net	17,206	—
Other assets and receivables	5,588	4,340
Total assets	$1,435,245	$65,325

Liabilities
Accounts payable, accrued expenses and other liabilities	$8,548	$10,370
Accrued compensation and benefits	14,806	14,705
Legacy Greenspring accrued carried interest-related compensation	1,140,101	—
Due to affiliates	190	1,854
Lease liabilities	17,593	—
Total liabilities	$1,181,238	$26,929
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Income
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2022	2021	2020
Revenues
Management and advisory fees, net	$380,257	$285,462	$235,205
Performance fees:
Incentive fees	11,593	5,474	3,410
Carried interest allocations:
Realized	200,718	62,953	46,177
Unrealized	585,851	433,827	161,819
Total carried interest allocations	786,569	496,780	207,996
Legacy Greenspring carried interest allocations(1)	187,106	—	—
Total revenues	1,365,525	787,716	446,611
Expenses
Compensation and benefits:
Cash-based compensation	197,482	157,123	130,730
Equity-based compensation	13,996	7,899	1,915
Performance fee-related compensation:
Realized	91,208	30,532	26,958
Unrealized	312,903	215,508	82,701
Total performance fee-related compensation	404,111	246,040	109,659
Legacy Greenspring performance fee-related compensation(1)	187,106	—	—
Total compensation and benefits	802,695	411,062	242,304
General, administrative and other	110,468	48,485	52,363
Total expenses	913,163	459,547	294,667
Other income (expense)
Investment income	26,160	16,407	6,926
Legacy Greenspring investment income(1)	32,586	—	—
Interest income	337	413	1,436
Interest expense	(1,113)	(7,360)	(10,211)
Other income (loss)	2,249	220	(1,355)
Total other income (expense)	60,219	9,680	(3,204)
Income before income tax	512,581	337,849	148,740
Income tax expense	28,300	23,256	3,955
Net income	484,281	314,593	144,785
Less: Net income attributable to non-controlling interests in subsidiaries	26,608	23,176	12,869
Less: Net income attributable to non-controlling interests in legacy Greenspring entities(1)	32,586	—	—
Less: Net income attributable to non-controlling interests in the Partnership	231,202	228,783	131,916
Net income attributable to StepStone Group Inc.	$193,885	$62,634	$—

Earnings per share of Class A common stock:
Basic	$3.89	$2.11
Diluted	$3.84	$2.06
Weighted-average shares of Class A common stock:
Basic	49,833,760	29,657,805
Diluted	53,600,250	33,274,804

Dividends declared per share of Class A common stock	$0.44	$0.07
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3, 5 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Comprehensive Income
(in thousands)

	Year Ended March 31,
	2022	2021	2020
Net income	$484,281	$314,593	$144,785
Other comprehensive income (loss):
Foreign currency translation adjustment	329	1,619	145
Unrealized gain (loss) on defined benefit plan, net	1,365	(244)	(356)
Total other comprehensive income (loss)	1,694	1,375	(211)
Comprehensive income before non-controlling interests	485,975	315,968	144,574
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	27,446	23,877	12,763
Less: Comprehensive income attributable to non-controlling interests in legacy Greenspring entities	32,586	—	—
Less: Comprehensive income attributable to non-controlling interests in the Partnership	231,609	229,339	131,811
Comprehensive income attributable to StepStone Group Inc.	$194,334	$62,752	$—
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Partners’ Capital	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity / Partners’ Capital
Balance at March 31, 2019	$128,426	$—	$—	$—	$—	$283	$16,953	$—	$145,662
Net income	131,916	—	—	—	—	—	12,869	—	144,785
Other comprehensive loss	—	—	—	—	—	(105)	(106)	—	(211)
Contributed capital	28	—	—	—	—	—	—	—	28
Equity-based compensation	1,915	—	—	—	—	—	—	—	1,915
Sale of non-controlling interests	110,753	—	—	—	—	—	—	—	110,753
Purchase of non-controlling interests	(113,052)	—	—	—	—	—	—	—	(113,052)
Distributions	(43,935)	—	—	—	—	—	(8,978)	—	(52,913)
Balance at March 31, 2020	216,051	—	—	—	—	178	20,738	—	236,967
Net income prior to Reorganization and IPO	45,265	—	—	—	—	—	12,428	—	57,693
Other comprehensive income prior to Reorganization and IPO	—	—	—	—	—	335	350	—	685
Contributed capital prior to Reorganization and IPO	27	—	—	—	—	—	—	—	27
Equity-based compensation prior to Reorganization and IPO	723	—	—	—	—	—	2	—	725
Sale of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	3,308	—	3,308
Purchase of non-controlling interests prior to Reorganization and IPO	—	—	—	—	—	—	(3,308)	—	(3,308)
Distributions prior to Reorganization and IPO	(50,424)	—	—	—	—	—	(13,161)	—	(63,585)
Equity reallocation between controlling and non-controlling interests prior to Reorganization and IPO	252	—	—	—	—	—	(252)	—	—
Effect of Reorganization and purchase of units in the Partnership	(211,894)	9	73	23,432	—	(513)	—	188,893	—
Issuance of Class A common stock sold in IPO, net of underwriting discounts	—	20	—	337,778	—	—	—	—	337,798
Purchase of partnership interests with IPO net proceeds	—	—	(7)	(127,979)	—	—	—	—	(127,986)
Net income subsequent to Reorganization and IPO	—	—	—	—	62,634	—	10,748	183,518	256,900
Other comprehensive income subsequent to Reorganization and IPO	—	—	—	—	—	118	351	221	690
Contributed capital subsequent to Reorganization and IPO	—	—	—	—	—	—	2,709	40	2,749
Equity-based compensation subsequent to Reorganization and IPO	—	—	—	2,239	—	—	12	4,923	7,174
Distributions subsequent to Reorganization and IPO	—	—	—	—	—	—	(8,040)	(26,051)	(34,091)
Dividends declared subsequent to Reorganization and IPO	—	—	—	—	(2,227)	—	—	—	(2,227)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares in connection with registered offering subsequent to Reorganization and IPO	—	9	(9)	(9)	—	—	—	—	(9)
Deferred offering costs	—	—	—	(3,611)	—	—	—	(7,610)	(11,221)
Equity reallocation between controlling and non-controlling interests subsequent to Reorganization and IPO	—	—	—	(40,503)	—	37	—	40,466	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	—	—	—	(2,596)	—	—	—	—	(2,596)
Balance at March 31, 2021	$—	$38	$57	$188,751	$60,407	$155	$25,885	$384,400	$659,693
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	193,885	—	26,608	32,586	231,202	484,281
Other comprehensive income	—	—	—	—	449	838	—	407	1,694
Contributed capital	—	—	—	—	—	—	15,078	83	15,161
Equity-based compensation	—	—	6,686	—	—	12	—	7,298	13,996
Distributions	—	—	—	—	—	(20,692)	(11,326)	(86,778)	(118,796)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(24,677)	—	—	—	—	(24,677)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,743	558,598
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	9	(9)	(9)	—	—	—	—	—	(9)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	158,142	—	158,142
Deferred offering costs	—	—	(357)	—	—	—	—	(296)	(653)
Equity reallocation between controlling and non-controlling interests	—	—	115,434	—	54	914	—	(116,402)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(55,293)	—	—	—	—	—	(55,293)
Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
(1)See notes 11, 14 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2022	2021	2020
Cash flows from operating activities
Net income	$484,281	$314,593	$144,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,977	5,495	7,078
Unrealized carried interest allocations and investment income	(603,513)	(444,893)	(164,691)
Unrealized legacy Greenspring carried interest allocations and investment income	(119,698)	—	—
Unrealized performance fee-related compensation	312,903	215,508	82,701
Unrealized legacy Greenspring performance fee-related compensation	94,944	—	—
Unrealized gains on marketable securities	—	—	(298)
Write-off / amortization of deferred financing costs	236	3,856	796
Equity-based compensation	13,996	7,899	1,915
Change in deferred income taxes	6,216	15,913	—
Fair value adjustment for acquisition-related contingent consideration	9,600	1,608	(2)
Other non-cash activities	(3,034)	70	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(1,774)	(6,975)	(851)
Due from affiliates	(11,490)	2,216	(7,379)
Other assets and receivables	2,091	(69)	(3,717)
Accounts payable, accrued expenses and other liabilities	6,636	9,559	(2,807)
Accrued compensation and benefits	7,107	11,282	7,937
Accrued carried interest-related compensation	(8,525)	12,365	1,974
Due to affiliates	(2,259)	872	(1,511)
Lease right-of-use assets, net and lease liabilities	(413)	—	—
Net cash provided by operating activities	214,281	149,299	65,930

Cash flows from investing activities
Purchases of marketable securities	—	—	(27,694)
Proceeds from sales and maturities of marketable securities	—	—	71,345
Contributions to investments	(24,571)	(14,047)	(12,505)
Distributions received from investments	9,510	4,132	5,500
Contributions to investments in legacy Greenspring entities	(15,078)	—	—
Distributions received from investments in legacy Greenspring entities	3,495	—	—
Cash paid for Greenspring acquisition, net of cash acquired	(181,529)	—	—
Purchases of property and equipment	(2,103)	(1,258)	(837)
Other investing activities	35	7	—
Net cash provided by (used in) investing activities	(210,241)	(11,166)	35,809
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2022	2021	2020
Cash flows from financing activities
Sale of non-controlling interests	$—	$3,308	$110,753
Proceeds from capital contributions from non-controlling interests	83	2,776	28
Proceeds from IPO, net of underwriting discount	—	337,798	—
Proceeds from revolving credit facility	185,000	—	—
Deferred financing costs	(2,356)	—	—
Purchase of non-controlling interests	(3,046)	(131,294)	(107,188)
Payment of deferred offering costs	(1,732)	(10,142)	—
Principal payments on term loan	—	(147,000)	(1,500)
Payments on revolving credit facility	(120,000)	—	—
Distributions to non-controlling interests	(107,470)	(97,676)	(52,913)
Proceeds from capital contributions to legacy Greenspring entities	15,078	—	—
Distributions to non-controlling interests in legacy Greenspring entities	(11,326)	—	—
Dividends paid to common stockholders	(23,874)	(2,047)	—
Payments to related parties under Tax Receivable Agreements	(787)	—	—
Other financing activities	(9)	(1,029)	(1,350)
Net cash used in financing activities	(70,439)	(45,306)	(52,170)
Effect of foreign currency exchange rate changes	(15)	1,097	(252)
Net increase (decrease) in cash, cash equivalents and restricted cash	(66,414)	93,924	49,317
Cash, cash equivalents and restricted cash at beginning of period	183,863	89,939	40,622
Cash, cash equivalents and restricted cash at end of period	$117,449	$183,863	$89,939

Supplemental disclosures:
Interest paid	$829	$3,491	$9,355
Taxes paid	11,688	3,413	2,776
Non-cash operating, investing, and financing activities:
Purchase of partnership interests payable	$—	$—	$5,864
Accrued dividends	803	180	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(55,293)	(2,596)	—
Accrued deferred offering costs	—	1,079	—
Establishment of lease liabilities in exchange for lease right-of-use assets	79,688	—	—
Class A common stock issued for Greenspring acquisition	558,598	—	—
Class C Partnership units issued for Greenspring acquisition	135,239	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$116,386	$179,886	$89,939
Restricted cash	1,063	3,977	—
Total cash, cash equivalents and restricted cash	$117,449	$183,863	$89,939
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
The Company is a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to its clients. The Company’s clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, including high-net-worth and mass affluent individuals. The Company partners with its clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”).
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
In connection with the Greenspring acquisition (see note 15), the Company issued 12,686,756 shares of its Class A common stock and the Partnership issued 3,071,519 newly created Class C units of the Partnership, each of which is exchangeable into one share of Class A common stock, in each case subject to certain adjustments and restrictions (see note 14).
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 11). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of March 31, 2022, SSG held approximately 55.0% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.
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
Current Events
The Company is continuing to closely monitor developments related to COVID-19, inflation, rising interest rates and the ongoing Russia-Ukraine conflict, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s consolidated financial statements.
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
Fees and Accounts Receivable
Fees and accounts receivable represent contractual amounts due to the Company for management, advisory and incentive fees, net of allowances as applicable. The Company considers fees and accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of March 31, 2022 and 2021. If any accounts or portion thereof are deemed uncollectible, such amounts are expensed when that determination is made.

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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility and contingent consideration balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See notes 6 and 9 for additional details regarding the fair value of the Company’s contingent consideration and revolving credit facility balances, respectively.
Investments
Investments primarily include the Company’s ownership interests in the StepStone Funds, as general partner or managing member of such funds. The Company accounts for all investments in which it has or is otherwise presumed to have significant influence, but not control, including the StepStone Funds, using the equity method of accounting. The carrying value of these equity method investments is determined based on amounts invested by the Company, adjusted for the Company’s share in the earnings or losses of each investee, after consideration of contractual arrangements that govern allocations of income or loss (including carried interest allocations), less distributions received. Investments include the Company’s cumulative accrued carried interest allocations from the StepStone Funds, which primarily represent performance-based capital allocations, assuming the StepStone Funds were liquidated as of each reporting date in accordance with the funds’ governing documents. Legacy Greenspring investments in funds and accrued carried interest allocations represent the economic interests held by the legacy Greenspring general partner entities in certain funds for which the Company does not have any direct economic interests. All of the economics in respect of such interests are payable to employees and are therefore reflected as non-controlling interests in legacy Greenspring entities and legacy Greenspring performance fee-related compensation. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may not be recoverable. Management's determination of fair value for investments in the underlying funds includes various valuation techniques. These techniques may include a market approach, recent transaction price, net asset value approach, or discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA, revenue multiples, discount rates, weighted average cost of capital, exit multiples, or terminal growth rates.
Leases
On April 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on a prospective basis. As a result, prior period amounts were not adjusted to reflect the impact of the standard.
The standard established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the consolidated balance sheets for all leases with terms longer than 12 months. Under the previous guidance, operating leases were not recognized by the Company in the consolidated balance sheets as a lessee. The guidance did not significantly change the recognition, measurement and presentation of expenses in the consolidated statements of income or cash flows arising from a lease by a lessee. The adoption of this standard did not have a material impact on the consolidated statements of income as substantially all of the Company’s leases remained classified as operating leases and recognized as expense on a straight-line basis. However, the adoption resulted in a significant gross-up in total assets and total liabilities on the Company’s consolidated balance sheets. The Company recognized right-of-use assets of approximately $66.7 million and liabilities of approximately $76.9 million related to its operating leases which represented the aggregate discounted amount of the Company’s minimum lease obligations as of the adoption date.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company’s identified leases primarily consist of operating lease agreements for office space and certain equipment, as the lessee. Operating leases are included in lease right-of-use-assets, net and lease liabilities in the consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for as a single lease component. Lease ROU assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Lease ROU assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate in determining the present value of future minimum lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the measurement of ROU assets and lease liabilities when it is reasonably certain that the Company will exercise those options.
Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the consolidated statements of income. Minimum lease payments for leases with an initial term of 12 months or less are not recorded in the consolidated balance sheets. See note 16 for more information.
Property and Equipment
Property and equipment primarily consist of leasehold improvements, furniture, equipment, computer hardware and software and are stated at cost, less accumulated depreciation and amortization, with the net carrying amount included in other assets and receivables in the consolidated balance sheets. Property and equipment are depreciated over their estimated useful lives using the straight-line method, and the corresponding depreciation expense is included in general, administrative and other expenses in the consolidated statements of income. Property and equipment are depreciated over a period of five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or remaining lease terms.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company did not recognize any impairment charges related to property and equipment during each of the fiscal years ended March 31, 2022, 2021 and 2020.
Foreign Currency
The Company consolidates certain entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period and income and expenses are translated using the weighted-average exchange rate for each reporting period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated entities are included in other comprehensive income (loss) within the consolidated financial statements until realized. Gains and losses resulting from foreign-currency transactions denominated in a currency other than an entity’s functional currency are reported in other income (loss) in the consolidated statements of income. These transaction gains and (losses) totaled $(1.1) million, $0.6 million and $(1.0) million for the years ended March 31, 2022, 2021 and 2020, respectively.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are revalued to fair value each reporting period. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general, administrative and other expenses in the consolidated statements of income.
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of March 31, 2022.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the years ended March 31, 2022, 2021 and 2020.
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of January 1, 2022 and 2021 and determined that there was no impairment of goodwill as of either date.
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
The Company recognizes incentive fee revenue only when these amounts are realized and no longer subject to significant risk of reversal, which is typically at the end of a defined performance period and/or upon expiration of the associated clawback period (i.e., crystallization). However, clawback terms for incentive fees received prior to crystallization only require the return of amounts on a net of tax basis. Accordingly, the tax-related portion of incentive fees received in advance of crystallization is not subject to clawback and is therefore recognized as revenue immediately upon receipt. Incentive fees received in advance of crystallization that remain subject to clawback are recorded as deferred incentive fee revenue and included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Legacy Greenspring carried interest allocations reflect the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. The Company accounts for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606. The Company does not hold any direct economic interests in the legacy Greenspring general partner entities and thus is not entitled to any carried interest allocation from the legacy funds. All of the carried interest allocations in respect of the legacy Greenspring funds are payable to employees who are considered affiliates of the Company and are therefore reflected as legacy Greenspring performance fee-related compensation in the consolidated statements of income.
The Company recognizes revenue attributable to carried interest allocations from a fund based on the amount that would be due to the Company pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects the Company’s share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. The Company records the amount of carried interest allocated to the Company as of each period end as accrued carried interest allocations receivable, which is included as a component of investments in the consolidated balance sheets. Management's determination of fair value for investments in the underlying funds includes various valuation techniques. These techniques may include a market approach, recent transaction price, net asset value approach, or discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA, revenue multiples, discount rates, weighted average cost of capital, exit multiples, or terminal growth rates.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2022 and 2021, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Equity-based compensation represents grants of equity-based awards or arrangements to certain employees and directors. The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. See note 10 for additional information regarding the Company’s accounting for equity-based awards.
Performance fee-related compensation represents the portion of carried interest allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the StepStone Funds. Approximately 50% of carried interest allocation revenue is awarded to employees as part of the Company’s long-term incentive compensation plan. Carried interest-related compensation is accounted for as compensation expense in conjunction with the related carried interest allocation revenue and, until paid, is recorded as a component of accrued carried interest-related compensation in the consolidated balance sheets. Carried interest-related compensation expense also includes the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of carried interest allocation revenue from realized investment activity. Carried interest-related compensation expense may be subject to reversal to the extent that the related carried interest allocation revenue is reversed. Carried interest-related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. To date, no material amounts of realized carried interest-related compensation have been reversed. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made in accordance with the applicable governing agreement.
Legacy Greenspring performance fee-related compensation represents the legacy Greenspring carried interest allocations, which is entirely payable to certain employees. Legacy Greenspring carried interest-related compensation is accounted for as compensation expense in conjunction with the related legacy Greenspring carried interest allocation revenue and, until paid, is recorded as a component of legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets. Legacy Greenspring carried interest-related compensation expense may be subject to reversal to the extent that the related legacy Greenspring carried interest allocation revenue is reversed. However, none of the legacy Greenspring carried interest allocation revenue is attributable to the Company.
General, Administrative and Other
General, administrative and other includes occupancy, travel and related costs, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated with operating the Company’s business.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Other Income (Expense)
Investment income primarily represents the share of earnings from the investments the Company makes in its SMAs and focused commingled funds. The Company, either directly or through its subsidiaries, generally has a general partner interest in the StepStone Funds, which invest in primary funds, secondary funds and co-investment funds, or a combination thereof. Investment income will increase or decrease based on the earnings of the StepStone Funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds. The Company’s co-investment funds invest in underlying portfolio companies and therefore their valuation changes from period to period are more influenced by individual companies than the Company’s primary and secondary funds, which have exposures across multiple portfolio companies in underlying private markets funds. The Company’s SMAs and focused commingled funds invest across various industries, strategies and geographies. Consequently, the Company’s general partner investments do not include any significant concentrations in a specific sector or geography outside the United States. Investment income excludes carried interest allocations, which are presented as revenues as described above.
Legacy Greenspring investment income represents the share of earnings from the investments the Company makes in certain legacy Greenspring funds through the legacy Greenspring general partner entities. The Company has no direct economic interests in the legacy Greenspring general partner entities. As a result, all such income is reflected as non-controlling interests in legacy Greenspring entities. Legacy Greenspring investment income will increase or decrease based on the earnings of such legacy Greenspring funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds.
Interest income consists of income earned on cash, cash equivalents, restricted cash and certificates of deposit.
Interest expense primarily consists of the interest expense on the Revolver and the Company’s previously outstanding term loan, as well as the related amortization of deferred financing costs and amortization of original issue discount. The year ended March 31, 2021 includes a $3.5 million charge related to the write-off of unamortized debt issuance costs and discount in connection with the full repayment of the Company’s outstanding term loan in connection with the IPO in September 2020.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Taxes are accounted for using the asset and liability method of accounting. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases, using tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period when the change is enacted. Deferred tax liabilities are included within accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. The principal items giving rise to temporary differences are certain basis differences resulting from exchanges of Partnership units. See Tax Receivable Agreements below.
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
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as interest expense and general, administrative and other expenses, respectively, in the consolidated statements of income. See note 11 for more information.
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement (the “Exchanges Tax Receivable Agreement”) with the partners of the Partnership as of the date of the IPO and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (together, with the Exchanges Tax Receivable Agreement, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. In connection with the Greenspring acquisition, the sellers receiving Class C units of the Partnership became parties to the Exchanges Tax Receivable Agreement. See notes 14 and 15 for more information.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of March 31,
	2022	2021
Foreign currency translation adjustments	$331	$208
Unrealized gain (loss) on defined benefit plan, net	327	(53)
Accumulated other comprehensive income	$658	$155
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
Amounts due to the Company in the form of carried interest allocations, which are reported as a component of investments in the consolidated balance sheets, remain subject to investment performance risk. In certain cases, carried interest allocations that have been distributed to the Company may remain subject to clawback, pursuant to the terms of the governing documents of the related funds. Refer to the discussion of carried interest above in this note 2 for additional details regarding the investment performance and clawback risk associated with carried interest allocations that have been recognized in income by the Company and/or recorded as accrued carried interest allocations in the consolidated balance sheets.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all ASU updates issued by the Financial Accounting Standards Board (“FASB”). ASUs issued during the current period not listed below were assessed and determined to either be not applicable to the Company, or not expected to have a material impact on the consolidated financial statements.

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
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, which modifies ASC 842 to amend the lease classification requirements for lessors to align with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under ASC 842, and the lessor would have otherwise recognized a day-one loss on the investment in the lease. This guidance is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods. The Company plans to adopt this guidance on April 1, 2022, and does not expect the adoption of this guidance to have a material effect on the consolidated financial statements.
In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on April 1, 2022, and will apply the guidance prospectively to business combinations that occur after this date. The Company does not expect the adoption of this guidance to have a material effect on the consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and Advisory Fees, Net	2022	2021	2020
Focused commingled funds	$148,725	$97,223	$79,402
SMAs	174,318	135,784	107,286
Advisory and other services	55,523	52,217	47,848
Fund reimbursement revenues	1,691	238	669
Total management and advisory fees, net	$380,257	$285,462	$235,205

	Year Ended March 31,
Incentive Fees	2022	2021	2020
SMAs	$11,441	$5,446	$3,410
Focused commingled funds	152	28	—
Total incentive fees	$11,593	$5,474	$3,410

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

	Year Ended March 31,
Carried Interest Allocations	2022	2021	2020
SMAs	$555,449	$359,703	$150,848
Focused commingled funds	231,120	137,077	57,148
Total carried interest allocations	$786,569	$496,780	$207,996

	Year Ended March 31,
Legacy Greenspring Carried Interest Allocations	2022	2021	2020
SMAs	$—	$—	$—
Focused commingled funds(1)	187,106	—	—
Total legacy Greenspring carried interest allocations	$187,106	$—	$—
_______________________________
(1)The year ended March 31, 2022 reflects the net effect of gross realized carried interest allocations of $92.2 million, and the reversal of such amounts in unrealized carried interest allocations for the period.
The increase in carried interest allocations for the year ended March 31, 2022 as compared to the prior year periods was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Year Ended March 31,
Revenues(1)	2022	2021	2020
United States	$428,282	$166,719	$108,681
Non-U.S. countries	937,243	620,997	337,930
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the years ended March 31, 2022, 2021 and 2020, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of March 31, 2022 and 2021, the Company had $19.0 million and $13.9 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. During the year ended March 31, 2022, the Company had recognized $4.6 million as revenue from amounts included in the deferred revenue balance as of March 31, 2021.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE) and legacy Greenspring general partner entities. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,435.2 million and $65.3 million as of March 31, 2022 and 2021, respectively. The liabilities of the consolidated VIEs totaled $1,181.2 million and $26.9 million as of March 31, 2022 and 2021, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of March 31, 2022, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of March 31,
	2022	2021
Investments in funds	$107,045	$74,379
Legacy Greenspring investments in funds	194,480	—
Due from affiliates, net	18,830	4,218
Less: Amounts attributable to non-controlling interests in subsidiaries	13,832	7,488
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	194,480	—
Maximum exposure to loss	$112,043	$71,109
5.    Investments
The Company’s investments consist of equity method investments primarily related to investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest. The Company’s equity interest typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the consolidated statements of income. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests are recorded in legacy Greenspring investment income in the consolidated statements of income.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company’s equity method investments consist of the following:

	As of March 31,
	2022	2021
Investments in funds	$107,045	$74,379
Accrued carried interest allocations	1,480,515	896,523
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,334,581	—
Total investments	$2,922,141	$970,902
_______________________________
(1)Reflects investments in funds of $194.5 million and carried interest allocations of $1,140.1 million as of March 31, 2022.
The Company recognized equity method income of the following:

	Year Ended March 31,
	2022	2021	2020
Carried interest allocations	$786,569	$496,780	$207,996
Investment income	26,160	16,407	6,926
Legacy Greenspring carried interest allocations	187,106	—	—
Legacy Greenspring investment income	32,586	—	—
Total equity method income	$1,032,421	$513,187	$214,922
The increase in carried interest allocations for the year ended March 31, 2022 as compared to the prior periods was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of March 31, 2022 and 2021, the Company’s investments in two SMAs, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 25% and 26%, respectively, of the total accrued carried interest allocations balances as of those dates. As of March 31, 2022, the Company’s investments in three commingled funds individually represented 10% or more of the total legacy Greenspring investments in funds and accrued carried interest allocations balance, and in the aggregate represented approximately 39% of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of that date.
Of the total accrued carried interest allocations balance as of March 31, 2022 and 2021, respectively, $770.0 million and $465.6 million were payable to affiliates and is included in accrued carried interest-related compensation in the consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of March 31, 2022, $1,140.1 million was payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets and $194.5 million is reflected as non-controlling interests in legacy Greenspring entities in the consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of March 31, 2022 and 2021 and for the years ended March 31, 2022, 2021 and 2020, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Summarized financial information for the Company’s equity method investments reflected below represents the financial position as of March 31, 2022 and 2021, and the results of operations for the years ended March 31, 2022, 2021 and 2020, which are reported on a three-month lag. Assets are primarily comprised of the investments held by the StepStone Funds.

	As of March 31,
	2022	2021
Assets	$62,297,224	$29,955,948
Liabilities	944,519	720,638
Equity	$61,352,705	$29,235,310

	Year Ended March 31,
	2022	2021	2020
Investment income	$84,279	$46,889	$78,319
Expenses	(382,704)	(224,611)	(167,030)
Net realized and unrealized gain on investments	16,868,454	6,369,649	2,572,750
Income tax expense	(10,875)	(5,994)	(5,169)
Net income	$16,559,154	$6,185,933	$2,478,870
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of March 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$28,025	$28,025
Total liabilities	$—	$—	$28,025	$28,025

	As of March 31, 2021
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$1,541	$1,541
Total liabilities	$—	$—	$1,541	$1,541
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2022 and 2021.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The changes in the fair value of Level III financial instruments are set forth below:

	Year Ended March 31,
Contingent Consideration Liabilities	2022	2021
Balance, beginning of year:	$1,541	$1,035
Additions	17,769	—
(Gain) loss on change in fair value	9,600	1,608
Settlements	(885)	(1,102)
Balance, end of year:	$28,025	$1,541

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$9,600	$1,608
In connection with the Greenspring acquisition, the Company recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021. See note 15 for more information.
The fair value of the contingent consideration liabilities are based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the future expected revenues and the discount rates applied to the expected future revenues and payments of obligations, which ranged from 7% to 10% as of March 31, 2022. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the consolidated statements of income. In February 2022, the Company amended the contingent consideration arrangement in respect of the Greenspring acquisition whereby a portion of the contingent consideration liability otherwise payable to the sellers will be used to fund compensation arrangements with certain employees of the Company, which will be payable following the end of the earn-out period. As a result, the contingent consideration liability has been reduced by the fair value of amounts payable to certain employees.
7.    Property and Equipment
Property and equipment is included in other assets and receivables in the consolidated balance sheets and consists of the following:

	As of March 31,
Property and equipment:	2022	2021
Office furniture	$6,217	$5,941
Computer equipment and software	3,517	3,051
Leasehold improvements	12,306	9,883
Property and equipment, gross	22,040	18,875
Less: Accumulated depreciation	(9,278)	(8,646)
Property and equipment, net	$12,762	$10,229
Depreciation expense related to property and equipment totaled $2.5 million, $2.2 million and $2.0 million for the years ended March 31, 2022, 2021 and 2020, respectively, and is included in general, administrative and other expenses in the consolidated statements of income.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
8.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of March 31,
	2022	2021
Management contracts	$352,002	$41,058
Client relationships	96,650	—
Service agreements	9,537	—
Less: Accumulated amortization	(60,064)	(35,567)
Intangible assets, net	$398,125	$5,491
Amortization expense related to intangible assets was $24.5 million, $3.3 million and $5.0 million for the years ended March 31, 2022, 2021 and 2020, respectively. These amounts are included in general, administrative and other expenses in the consolidated statements of income.
In connection with the Greenspring acquisition, the Company added approximately $310.9 million of management contract intangible assets, $96.7 million of client relationship intangible assets and $9.5 million of service agreement intangible assets. See note 15 for more information.
The expected future amortization of finite-lived intangible assets is as follows:

Fiscal year ending March 31,
2023	$43,481
2024	42,645
2025	41,955
2026	41,764
2027	41,730
Thereafter	186,550
Total	$398,125
The carrying value of goodwill was $580.5 million as of March 31, 2022 and $6.8 million as of March 31, 2021. The increase in the carrying value of goodwill is attributable to the Greenspring acquisition, which added approximately $573.8 million in goodwill. See note 15 for more information. The Company determined there was no indication of goodwill impairment as of March 31, 2022 and 2021.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
9.    Debt Obligations
In September 2021, the Company entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of March 31, 2022, the Company had $62.9 million outstanding on the Revolver, net of debt issuance costs. As of March 31, 2021, the Company had no debt obligations outstanding.
The Company’s debt obligations consist of the following:

	As of March 31,
	2022	2021
Revolver	$65,000	$—
Less: Debt issuance costs	(2,121)	—
Total debt obligations	$62,879	$—
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of March 31, 2022 was 2.50%.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management beginning with the quarter ending December 31, 2021. As of March 31, 2022, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2022, the Company had outstanding letters of credit totaling $2.9 million.
10.    Equity-Based Compensation
2020 Long-Term Incentive Plan
In connection with the IPO, the Company adopted the 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs and performance stock awards to employees, directors and consultants. As of March 31, 2022, there were 12,422,413 shares of Class A common stock available to grant under the LTIP.
Restricted Stock Units
RSUs represent the right to receive payment on the date of vesting in the form of one share of Class A common stock for each RSU. Holders of unvested RSUs do not have the right to vote with the underlying shares of Class A common stock, but are entitled to accrue dividend equivalents which are generally paid in cash when such RSUs vest. The RSUs granted generally vest over four years in equal annual installments. Upon vesting, the Company will typically withhold or cause the participant to sell the number of shares to satisfy the statutory withholding tax obligation and deliver the net number of resulting shares vested.
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2021	2,549,861	$18.54
Granted	244,452	$35.18
Vested	(645,197)	$18.86
Forfeited	(61,792)	$18.23
Balance as of March 31, 2022	2,087,324	$20.40
The weighted-average grant-date fair value of RSUs granted during the years ended March 31, 2022 and 2021 was $35.18 and $18.53, respectively. No RSUs were granted prior to the IPO. The total fair value as of the respective vesting dates of RSUs vested during the year ended March 31, 2022 was $27.5 million. No RSUs vested during the years ended March 31, 2021 or 2020.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Unvested Partnership Units
In June 2018, the Company issued an aggregate of 5.2% of profits interests (the “Class B2 Interests”) in the Company to certain key employees. These Class B2 Interests provide the recipients with an opportunity to participate in the profits of the Company and proceeds of certain capital events. The Class B2 Interests vest over a period of six years from the grant date, subject to an employee’s continuous service with the Company through the applicable vesting date. Under the terms of the Fifth Amended and Restated Limited Partnership Agreement dated March 8, 2018, the vesting of the awards will occur as follows: (i) 0% during the first three years from the date of issuance, (ii) 30.0% on the third anniversary of the date of issuance, and (iii) 5.8% for each fiscal quarter after the third anniversary of the date of issuance (fully vested on the sixth anniversary of the date of issuance, or June 2024). Upon the final vesting date, all of the Class B2 units will automatically convert into Class B units and unitholders will be entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. Prior to vesting, holders of Class B2 units do not have the right to receive any distributions from the Partnership, other than tax-related distributions.
The Class B2 Interests are classified as equity awards, and the associated equity-based compensation expense is recognized on a straight-line basis over the vesting period, with a corresponding increase to stockholders’ equity or, for the period prior to the IPO, partners’ capital in the Company’s consolidated balance sheets.
In August 2019, certain changes were made to the Class B2 Interests to, among other things, eliminate certain thresholds and reduce the percentage interest to an amount implied by the value established in connection with the sale of equity to institutional investors as part of the 2019 Transaction, as further described in note 14. The changes to the Class B2 units were accounted for as a modification of equity awards to employees. The modification did not have a material effect on the consolidated financial statements.
As of March 31, 2022, there were 2,566,566 Class B2 units outstanding. During the year ended March 31, 2022, none of the outstanding Class B2 units were forfeited. As of March 31, 2022, 1,347,447 Class B2 units were unvested and 1,219,119 Class B2 units were vested.
As of March 31, 2022, $41.0 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.5 years.
The Company recognized tax benefits related to equity-based awards of $7.4 million for the year ended March 31, 2022. No tax benefits were recognized for the years ended March 31, 2021 and 2020.
11.    Income Taxes
The Company’s income before income tax consisted of the following:

	Year Ended March 31,
	2022	2021	2020
Domestic income before income tax	$471,247	$307,396	$130,380
Foreign income before income tax	41,334	30,453	18,360
Total income before income tax	$512,581	$337,849	$148,740

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s provision for income taxes:

	Year Ended March 31,
	2022	2021	2020
Current:
Federal	$13,340	$2,929	$—
State and local	2,714	1,141	1,085
Foreign	6,383	3,381	3,041
Total current income tax expense	22,437	7,451	4,126

Deferred:
Federal	4,897	14,752	—
State and local	966	1,074	—
Foreign	—	(21)	(171)
Total deferred income tax expense (benefit)	5,863	15,805	(171)
Total income tax expense	$28,300	$23,256	$3,955
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2022	2021	2020
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax (net of federal tax benefit)	0.6	0.6	0.7
Income passed through to limited partners	(11.9)	(15.7)	(21.0)
Foreign income tax	1.2	1.0	1.9
Valuation allowance	(5.3)	0.0	0.0
Other	(0.1)	0.0	0.0
Effective tax rate	5.5%	6.9%	2.6%
Prior to the Reorganization and IPO, the Company operated as a partnership for U.S. federal income tax purposes and therefore was not subject to U.S. federal and state income taxes. Subsequent to the Reorganization and IPO, all income attributable to SSG is subject to U.S. corporate income taxes.
The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods above is less than the statutory rate primarily because (a) the Company was not subject to U.S. federal and state income taxes prior to the Reorganization and IPO and (b) a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. The Company has elected to account for global intangible low-taxed income (“GILTI”) earned by foreign subsidiaries in the period the tax is incurred.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s deferred income tax assets and liabilities:

	As of March 31,
	2022	2021
Deferred tax assets:
Investment in the Partnership	$39,720	$118,165
Other	1,568	1,811
Total deferred tax assets before valuation allowance	41,288	119,976
Valuation allowance	(13,422)	(30,537)
Total net deferred tax assets	27,866	89,439
Deferred tax liabilities:
Total deferred tax liabilities	1,529	—
Net deferred tax assets	$26,337	$89,439
In connection with the exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership during fiscal 2022 which increased the Company’s ownership in the Partnership, the Company recorded an overall increase to deferred tax assets as of March 31, 2022. As of September 30, 2021, primarily due to the Greenspring acquisition, the Company recorded a decrease to deferred tax assets of $137.4 million, and a net decrease in the valuation allowance of $32.4 million, of which $5.0 million was recognized through equity and $27.4 million was recognized as an income tax benefit. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $93.0 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. As of March 31, 2022, the Company’s total Tax Receivable Agreements liability was $197.2 million. See notes 13 and 14 for more information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. The total ending valuation allowance for the year ended March 31, 2022 was $13.4 million. Apart from the valuation allowance, the Company believes that the remaining deferred tax assets will be realized in full.
A summary of the change in valuation allowance by year is as follows:

Valuation Allowance
Balance at March 31, 2020	$—
Equity increase	30,537
Balance at March 31, 2021	30,537
Income tax decrease	(27,413)
Equity decrease	(5,006)
Equity increase	15,304
Balance at March 31, 2022	$13,422
As of March 31, 2022, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by U.S. federal and certain state and local tax authorities. Management has analyzed the Company’s tax positions taken with respect to all applicable income tax issues, for all open tax years, and for all jurisdictions in which the Company is required to file tax returns and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s consolidated financial statements for the years ended March 31, 2022, 2021 and 2020.
The Company files U.S. federal, state, local and foreign tax returns on a calendar-year basis. With limited exception, returns filed prior to 2017 are no longer subject to examination by the applicable taxing authorities. There are currently no material examinations being conducted of the Company by tax authorities.
12.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the year ended March 31, 2022 and from September 16, 2020 through March 31, 2021, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31, 2022	Period from IPO date to March 31, 2021
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$193,885	$62,634
Incremental income from assumed vesting of RSUs	4,043	1,854
Incremental income from assumed vesting and exchange of Class B2 units	7,689	3,923
Net income attributable to StepStone Group Inc. – Diluted	$205,617	$68,411

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	49,833,760	29,657,805
Assumed vesting of RSUs	1,289,809	1,151,579
Assumed vesting and exchange of Class B2 units	2,476,681	2,465,420
Weighted-average shares of Class A common stock outstanding – Diluted	53,600,250	33,274,804

Earnings per share of Class A common stock
Basic	$3.89	$2.11
Diluted	$3.84	$2.06
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
The calculation of diluted earnings per share excludes 47,149,673 Class B units and 2,928,824 Class C units of the Partnership outstanding as of March 31, 2022, and 56,378,831 shares of Class B units of the Partnership outstanding as of March 31, 2021, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
13.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $241.0 million, $171.0 million and $134.6 million for the years ended March 31, 2022, 2021 and 2020, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $786.6 million, $496.8 million and $208.0 million for the years ended March 31, 2022, 2021 and 2020, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $187.1 million for the year ended March 31, 2022.
Due from affiliates in the consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees, as set forth below.

	As of March 31,
	2022	2021
Amounts receivable from StepStone Funds	$19,027	$6,958
Amounts receivable from employees	342	516
Total due from affiliates	$19,369	$7,474
Due to affiliates in the consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of March 31,
	2022	2021
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$197,204	$107,216
Amounts payable to StepStone Funds	198	2,740
Distributions payable to certain employee equity holders of consolidated subsidiaries	1,953	3,566
Total due to affiliates	$199,355	$113,522
The Company made payments of $0.8 million during the year ended March 31, 2022 under the Tax Receivable Agreements. No payments were made under the Tax Receivable Agreements during the year ended March 31, 2021.

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
In connection with the Greenspring acquisition, the limited partnership agreement of the Partnership was amended to create new Class C limited partnership interests and to admit the new limited partners that received Class C units as consideration for the Greenspring acquisition. The Class C limited partnership interests of the Partnership have substantially the same rights and obligations as are applicable to the existing holders of Class B units of the Partnership. The Company has no ownership interest in the Class C units, which are held by certain employees of the Company. The Company has also entered into an agreement with the Class C limited partners of the Partnership to allow for the exchange of Class C units to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions.
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2021:

	Class A Common Stock	Class B Common Stock
March 31, 2021	38,437,500	56,378,831
Class A common stock issued for Greenspring acquisition	12,686,756	—
Class A common stock issued in exchange for Class B Partnership units	9,229,158	(9,229,158)
Class A common stock issued in exchange for Class C Partnership units	142,695	—
Class A common stock issued for vesting of RSUs	645,197	—
March 31, 2022	61,141,306	47,149,673
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of March 31, 2022, no shares of preferred stock were issued or outstanding.
The Company records a reallocation adjustment between SSG stockholders’ equity, non-controlling interests in the Partnership and non-controlling interests in subsidiaries to reflect the impact of changes in economic ownership percentages during the period and adjust previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.
Equity Transactions Subsequent to the IPO
In March 2022, the Company issued 350,000 shares of Class A common stock to a limited partner of the Partnership in exchange for 350,000 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
In February 2022, the Partnership completed a transaction to repurchase partnership interests in SRA from a former partner for approximately $0.3 million, and subsequently sold an equal number of partnership interests to certain employees of SRA for approximately $0.3 million, resulting in no net proceeds to the Partnership.
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
Earlier in September 2021, the Company issued 12,686,756 shares of Class A common stock and 3,071,519 Class C units of the Partnership as partial consideration for the Greenspring acquisition. See note 15 for more information.
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
Equity Transactions in Connection with and Prior to the Reorganization and IPO
In connection with the consummation of the IPO, the Partnership issued new partnership interests to certain StepStone professionals at SRA in exchange for their partnership interests in SRA, which increased the Partnership’s interest in SRA to approximately 49% and decreased the StepStone professionals’ interest in SRA to approximately 51%.

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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter		N/A
Second quarter		N/A
Third quarter		N/A
Fourth quarter	March 12, 2021	$0.07
Total dividends paid in FY2021		$0.07

First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44
_______________________________
(1)Prior to the Company’s IPO on September 16, 2020, it was a wholly-owned subsidiary of the Partnership, had a single class of common stock and did not pay dividends. As such, there is no quarterly dividend information reported for the quarter ended September 30, 2020 or any periods prior. Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
15.    Business Combinations
Greenspring Acquisition
On September 20, 2021, the Company completed the acquisition of 100% of the equity of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”) in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership (the “Greenspring acquisition”). The transaction agreement also included an earn-out of payment up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The results of Greenspring’s operations have been included in the consolidated financial statements effective September 20, 2021. The acquisition of Greenspring is expected to expand the Company’s continued growth of its private markets capabilities across asset classes, geographies and sectors.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The aggregate purchase price for the acquisition of Greenspring and the estimated fair values of the assets acquired and liabilities assumed at the acquisition date were as follows:

Acquisition date fair value of consideration transferred:
Cash consideration	$186,577
Class A common stock	558,598
Class C units of the Partnership	135,239
Contingent consideration	17,769
Total purchase price	$898,183

Estimated fair value of assets acquired and liabilities assumed:
Cash and short-term receivables	$5,725
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,203,299
Lease right-of-use assets, net	2,585
Other assets and receivables	2,146
Finite-lived intangible assets—contractual rights: management contracts	310,944
Finite-lived intangible assets—client relationships	96,650
Finite-lived intangible assets—contractual rights: service agreements	9,537
Goodwill	573,750
Deferred income taxes	(95,884)
Accrued expenses and other liabilities	(4,685)
Legacy Greenspring accrued carried interest-related compensation(1)	(1,045,157)
Lease liabilities	(2,585)
Non-controlling interests in legacy Greenspring entities(1)	(158,142)
Total	$898,183
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
For the year ended March 31, 2022, the Company incurred $13.8 million of acquisition-related costs that were expensed as incurred and included in general, administrative and other expenses in the consolidated statements of income.
The Company allocated $320.5 million and $96.7 million of the purchase price to the fair value of contractual rights and client relationships, respectively, which will be amortized over a weighted-average amortization period of 10.0 years. The $573.8 million of goodwill primarily related to Greenspring’s assembled workforce and business synergies expected to be realized from the transaction. This goodwill is not expected to be deductible for tax purposes.
The amount of revenues and net income of Greenspring (including amounts attributable to legacy Greenspring entities) since the acquisition date were approximately $230 million and $54 million, respectively.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following supplemental unaudited pro forma information assumes the Greenspring acquisition, as well as the Reorganization and IPO, had been consummated as of April 1, 2020:

	Year Ended March 31,
	2022	2021
Revenues	$1,866,986	$1,362,067
Net income attributable to StepStone Group Inc.	168,653	80,743
The Company’s fiscal year ends on March 31, and prior to the transaction, Greenspring’s fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma combined financial information has been prepared utilizing periods that differ by less than 93 days. The unaudited pro forma information for the year ended March 31, 2022 combines the Company’s historical audited consolidated statement of income for the year ended March 31, 2022 and Greenspring’s historical unaudited combined statement of income for the 12 months ended March 31, 2022. The unaudited pro forma information for the year ended March 31, 2021 combines the Company’s historical audited consolidated statement of income for the year ended March 31, 2021 and Greenspring’s historical audited combined statement of income for the fiscal year ended December 31, 2020.
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
•adjustments to reflect the tax effects of the Greenspring acquisition and including Greenspring in the Company’s results; and
•adjustments to include acquisition-related transaction costs in earnings for the year ended March 31, 2021.
16.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its consolidated financial statements as of March 31, 2022.
Lease Commitments
The Company leases offices in 23 cities in the United States, Canada, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2031, some of which may include options to extend or terminate the lease. As of March 31, 2022, there were no finance leases outstanding.
In June 2021, the Company executed an agreement to lease additional office space for its La Jolla office. The Company gained access to the additional space in April 2022 following the completion of the build out by the lessor. The Company established a ROU asset and lease liability for the new lease upon lease commencement in April 2022, with the total future lease payments expected to be approximately $3.3 million over approximately 9 years.
In February 2022, the Company executed an agreement to lease additional office space for its U.K. office. The lessor is currently undergoing the build out for the additional office space and the Company expects to gain access to the additional space in June 2022. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $21.7 million over approximately 10 years.
The components of lease expense included in general, administrative and other expenses in the consolidated statements of income were as follows:

Year Ended March 31,
2022
Operating lease cost(1)	$11,098
Variable lease cost	957
Sublease income	(1,679)
Total lease cost	$10,376
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Occupancy expense related to office facility operating leases totaled $9.3 million and $8.7 million for the years ended March 31, 2021 and 2020, respectively.
Supplemental cash flow information related to leases was as follows:

Year Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,319
Weighted-average remaining lease term for operating leases (in years)	7.7
Weighted-average discount rate for operating leases	2.7%
As of March 31, 2022, maturities of operating lease liabilities were as follows:

FY2023	$10,861
FY2024	11,582
FY2025	10,545
FY2026	10,227
FY2027	9,252
Thereafter	29,602
Total lease liabilities	82,069
Less: Imputed interest	(11,104)
Total operating lease liabilities	$70,965
Unfunded Capital Commitments
As of March 31, 2022 and 2021, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $68.2 million and $60.5 million, respectively. The $68.2 million of unfunded commitments as of March 31, 2022 excludes $40.5 million related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold any direct economic interests.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2022 and 2021, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of March 31, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $204.8 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheets as of March 31, 2022 and 2021. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
17.    Employee Benefits
The Company provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes non-discretionary contributions to the plans, which amounted to $4.3 million, $3.2 million and $2.7 million for the years ended March 31, 2022, 2021 and 2020, respectively, and are included in cash-based compensation in the consolidated statements of income.
One of the Company’s subsidiaries with non-U.S. operations maintains a defined benefit pension plan (the “Plan”). The Plan covers certain non-U.S. employees and provides benefits to such employees upon retirement, disability and/or death. As of March 31, 2022 and 2021, the Plan’s assets totaled $23.8 million and $21.7 million, respectively. As of March 31, 2022 and 2021, the underfunded pension obligation, based on the latest actuarial determination, was $2.2 million and $3.8 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheets. Net period benefit cost recognized was $1.1 million, $0.9 million and $0.4 million for the years ended March 31, 2022, 2021 and 2020, respectively, which is included in cash-based compensation in the consolidated statements of income.
18.    Subsequent Events
On May 26, 2022, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, payable on June 30, 2022 to holders of record as of the close of business on June 15, 2022.

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
As of September 20, 2021, we consolidated Greenspring (as discussed in Note 15 to the accompanying audited consolidated financial statements). The internal controls over financial reporting of Greenspring were excluded from the evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s internal control over financial reporting includes policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2022, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2022.
As of September 20, 2021, we consolidated Greenspring (as discussed in Note 15 to the accompanying audited consolidated financial statements). We are in the process of evaluating the internal controls of the consolidated entity. However, as permitted by related SEC Staff interpretive guidance for newly consolidated entities, we excluded the internal control over financial reporting of the consolidated entity from management’s annual assessment of the effectiveness of our internal control over financial reporting as of March 31, 2022. In the aggregate, this entity represented approximately 32% of our total consolidated assets and approximately 11% of our total consolidated net income as of and for the fiscal year ended March 31, 2022.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this annual report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2022, which is included in Item 8 of this annual report.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
We have adopted a Code of Conduct and Ethics that applies to all directors, officers and employees, which is available on our website at www.stepstonegroup.com. If we make any amendments to our Code of Conduct and Ethics that require disclosure under the rules of the Securities and Exchange Commission or the rules of the Nasdaq Global Select Market or grant any waivers to our directors or executive officers, we will disclose any such amendment and/or waiver on our website listed above.
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2022.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2022.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the LTIP as of March 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	2,087,324	N/A	12,422,413
Equity compensation plans not approved by security holders	—	—	—
Total	2,087,324	N/A	12,422,413
_______________________________
(1)Reflects the outstanding RSUs granted under the LTIP as of March 31, 2022.
(2)The aggregate number of our shares available for future issuance under the LTIP will automatically increase on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030, in an amount equal to 5% of the total number of shares of stock outstanding on December 31st of the preceding calendar year. The Board may provide that there will be no January 1st increase in the shares available for future issuance for any such year or that the increase in the shares available for future issuance for any such year will be a smaller number of shares than would otherwise occur under the automatic increase.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2022.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2022.

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
(3)Exhibits:

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
4.1	Description of Securities	10-K	4.1	6/23/2021	001-39510
10.1	Ninth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of September 20, 2021, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities parties thereto	8-K	10.3	9/20/2021	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.2	9/18/2020	001-39510
10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto	8-K	10.4	9/18/2020	001-39510

10.5	Amended and Restated Registration Rights Agreement, dated as of September 20, 2021, by and among the Company and the other persons and entities party thereto	8-K	10.4	9/20/2021	001-39510
10.6	Amended and Restated Stockholders Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto	8-K	10.2	9/20/2021	001-39510
10.7†	StepStone Group Inc. 2020 Long-Term Incentive Plan	8-K	10.7	9/18/2020	001-39510
10.8†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan	S-1	10.8	8/24/2020	333-248313
10.9†	Form of Indemnification Agreement for directors and officers	S-1	10.9	8/24/2020	333-248313
10.10	Class C Exchange Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto	8-K	10.5	9/20/2021	001-39510
10.11	Credit Agreement, dated as of September 20, 2021, by and among StepStone Group Inc., StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto	8-K	10.1	9/20/2021	001-39510
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information in Part II, Item 8, “Financial Statements and Supplementary Data” from our Annual Report on Form 10-K for the year ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2022.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 31, 2022.

Signature	Title

/s/ Scott W. Hart	Chief Executive Officer and Director (Principal Executive Officer)
Scott W. Hart

/s/ Johnny D. Randel	Chief Financial Officer (Principal Financial Officer)
Johnny D. Randel

/s/ David Y. Park	Chief Accounting Officer (Principal Accounting Officer)
David Y. Park

/s/ Monte Brem	Chairman of the Board of Directors
Monte Brem

/s/ Valerie Gay Brown	Director
Valerie Gay Brown

/s/ Jose A. Fernandez	Director
Jose A. Fernandez

/s/ David F. Hoffmeister	Director
David F. Hoffmeister

/s/ Thomas Keck	Director
Thomas Keck

/s/ Michael I. McCabe	Director
Michael I. McCabe

/s/ Steven R. Mitchell	Director
Steven R. Mitchell

/s/ Anne L. Raymond	Director
Anne L. Raymond