Form 10-Q
period 2022-06-30
StepStone Group Inc.
filed 2022-08-05
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 3, 2022, there were 61,399,082 shares of the registrant’s Class A common stock, par value $0.001, and 46,891,897 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
• “we,” “us,” “our,” the “Company,” “our company,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership;
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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2022 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$106,354	$116,386
Restricted cash	978	1,063
Fees and accounts receivable	34,892	34,141
Due from affiliates	38,456	19,369
Investments:
Investments in funds	108,086	107,045
Accrued carried interest allocations	1,366,314	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,144,271	1,334,581
Deferred income tax assets	31,527	27,866
Lease right-of-use assets, net	72,134	61,065
Other assets and receivables	35,374	27,426
Intangibles, net	387,255	398,126
Goodwill	580,542	580,542
Total assets	$3,906,183	$4,188,125
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$70,189	$80,541
Accrued compensation and benefits	58,808	39,966
Accrued carried interest-related compensation	728,894	769,988
Legacy Greenspring accrued carried interest-related compensation(1)	956,906	1,140,101
Due to affiliates	195,743	199,355
Lease liabilities	83,271	70,965
Debt obligations	62,997	62,879
Total liabilities	2,156,808	2,363,795
Commitments and contingencies (Note 14)
Class A common stock, $0.001 par value, 650,000,000 authorized; 61,399,082 and 61,141,306 issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	61	61
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,891,897 and 47,149,673 issued and outstanding as of June 30, 2022 and March 31, 2022, respectively	48	48
Additional paid-in capital	593,159	587,243
Retained earnings	205,946	229,615
Accumulated other comprehensive income	586	658
Total StepStone Group Inc. stockholders’ equity	799,800	817,625
Non-controlling interests in subsidiaries	31,829	32,063
Non-controlling interests in legacy Greenspring entities(1)	187,365	194,480
Non-controlling interests in the Partnership	730,381	780,162
Total stockholders’ equity	1,749,375	1,824,330
Total liabilities and stockholders’ equity	$3,906,183	$4,188,125
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	June 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$26,862	$19,386
Restricted cash	978	1,063
Fees and accounts receivable	30,023	29,060
Due from affiliates	7,988	5,252
Investments in funds	25,481	22,808
Legacy Greenspring investments in funds and accrued carried interest allocations	1,144,271	1,334,581
Deferred income tax assets	331	301
Lease right-of-use assets, net	16,952	17,206
Other assets and receivables	5,193	5,588
Total assets	$1,258,079	$1,435,245

Liabilities
Accounts payable, accrued expenses and other liabilities	$11,037	$8,548
Accrued compensation and benefits	21,652	14,806
Legacy Greenspring accrued carried interest-related compensation	956,906	1,140,101
Due to affiliates	134	190
Lease liabilities	16,808	17,593
Total liabilities	$1,006,537	$1,181,238
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2022	2021
Revenues
Management and advisory fees, net	$116,732	$78,061
Performance fees:
Incentive fees	—	4,182
Carried interest allocations:
Realized	73,607	49,963
Unrealized	(113,950)	176,399
Total carried interest allocations	(40,343)	226,362
Legacy Greenspring carried interest allocations(1)	(153,607)	—
Total revenues	(77,218)	308,605
Expenses
Compensation and benefits:
Cash-based compensation	60,061	42,671
Equity-based compensation	3,714	3,743
Performance fee-related compensation:
Realized	41,735	25,308
Unrealized	(54,553)	85,572
Total performance fee-related compensation	(12,818)	110,880
Legacy Greenspring performance fee-related compensation(1)	(153,607)	—
Total compensation and benefits	(102,650)	157,294
General, administrative and other	34,232	16,430
Total expenses	(68,418)	173,724
Other income (expense)
Investment income (loss)	(1,101)	6,424
Legacy Greenspring investment loss(1)	(8,604)	—
Interest income	11	80
Interest expense	(587)	(6)
Other loss	(1,104)	(437)
Total other income (expense)	(11,385)	6,061
Income (loss) before income tax	(20,185)	140,942
Income tax expense	1,286	14,423
Net income (loss)	(21,471)	126,519
Less: Net income attributable to non-controlling interests in subsidiaries	7,571	5,614
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(8,604)	—
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(9,398)	79,255
Net income (loss) attributable to StepStone Group Inc.	$(11,040)	$41,650
Net income (loss) per share of Class A common stock:
Basic	$(0.18)	$1.07
Diluted	$(0.18)	$1.06
Weighted-average shares of Class A common stock:
Basic	61,144,139	39,042,497
Diluted	61,144,139	42,885,231
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2022	2021
Net income (loss)	$(21,471)	$126,519
Other comprehensive income (loss):
Foreign currency translation adjustment	(225)	248
Total other comprehensive income (loss)	(225)	248
Comprehensive income (loss) before non-controlling interests	(21,696)	126,767
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	7,460	5,741
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(8,604)	—
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(9,449)	79,327
Comprehensive income (loss) attributable to StepStone Group Inc.	$(11,103)	$41,699
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
Net income (loss)	—	—	—	(11,040)	—	7,571	(8,604)	(9,398)	(21,471)
Other comprehensive loss	—	—	—	—	(63)	(111)	—	(51)	(225)
Contributed capital	—	—	—	—	—	—	4,987	—	4,987
Equity-based compensation	—	—	2,039	—	—	4	—	1,671	3,714
Distributions	—	—	—	—	—	(7,698)	(3,498)	(37,499)	(48,695)
Dividends declared	—	—	—	(12,629)	—	—	—	—	(12,629)
Equity reallocation between controlling and non-controlling interests	—	—	4,513	—	(9)	—	—	(4,504)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(636)	—	—	—	—	—	(636)
Balance at June 30, 2022	$61	$48	$593,159	$205,946	$586	$31,829	$187,365	$730,381	$1,749,375

Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	41,650	—	5,614	—	79,255	126,519
Other comprehensive income	—	—	—	—	49	127	—	72	248
Contributed capital	—	—	—	—	—	—	—	21	21
Equity-based compensation	—	—	1,546	—	—	4	—	2,192	3,742
Distributions	—	—	—	—	—	(5,045)	—	(24,442)	(29,487)
Dividends declared	—	—	—	(3,000)	—	—	—	—	(3,000)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(2)	—	—	—	—	—	(2)
Equity reallocation between controlling and non-controlling interests	—	—	11,865	—	11	—	—	(11,876)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	3,401	—	—	—	—	—	3,401
Balance at June 30, 2021	$40	$55	$205,561	$99,057	$215	$26,585	$—	$429,622	$761,135
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(21,471)	$126,519
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,521	1,180
Unrealized carried interest allocations and investment (income) loss	117,020	(180,412)
Unrealized legacy Greenspring carried interest allocations and investment loss	193,413	—
Unrealized performance fee-related compensation	(54,553)	85,572
Unrealized legacy Greenspring performance fee-related compensation	(183,195)	—
Amortization of deferred financing costs	118	—
Equity-based compensation	3,714	3,742
Change in deferred income taxes	(2,820)	12,554
Fair value adjustment for acquisition-related contingent consideration	3,256	—
Other non-cash activities	—	416
Changes in operating assets and liabilities:
Fees and accounts receivable	(751)	(9,908)
Due from affiliates	(19,087)	655
Other assets and receivables	(9,692)	3,822
Accounts payable, accrued expenses and other liabilities	(12,723)	3,429
Accrued compensation and benefits	18,842	16,779
Accrued carried interest-related compensation	13,710	11,348
Due to affiliates	(299)	(233)
Lease right-of-use assets, net and lease liabilities	479	266
Net cash provided by operating activities	57,482	75,729

Cash flows from investing activities
Contributions to investments	(5,882)	(6,103)
Distributions received from investments	1,732	1,606
Contributions to investments in legacy Greenspring entities	(4,987)	—
Distributions received from investments in legacy Greenspring entities	1,884	—
Purchases of property and equipment	(348)	(1,194)
Other investing activities	—	31
Net cash used in investing activities	(7,601)	(5,660)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$—	$21
Payment of deferred offering costs	—	(1,079)
Distributions to non-controlling interests	(45,197)	(29,487)
Proceeds from capital contributions to legacy Greenspring entities	4,987	—
Distributions to non-controlling interests in legacy Greenspring entities	(3,498)	—
Dividends paid to common stockholders	(12,220)	—
Payments to related parties under Tax Receivable Agreements	(4,790)	(606)
Other financing activities	—	(2)
Net cash used in financing activities	(60,718)	(31,153)
Effect of foreign currency exchange rate changes	720	(188)
Net increase (decrease) in cash, cash equivalents and restricted cash	(10,117)	38,728
Cash, cash equivalents and restricted cash at beginning of period	117,449	183,863
Cash, cash equivalents and restricted cash at end of period	$107,332	$222,591

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$409	$3,000
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(636)	3,401
Establishment of lease liabilities in exchange for lease right-of-use assets	14,747	76,893
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$106,354	$218,580
Restricted cash	978	4,011
Total cash, cash equivalents and restricted cash	$107,332	$222,591
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

1.    Organization
StepStone Group Inc. (“SSG”) was incorporated in the state of Delaware on November 20, 2019. The company was formed for the purpose of completing an initial public offering (“IPO”) in order to conduct the business of StepStone Group LP (the “Partnership”) as a publicly-traded entity. SSG is the sole managing member of StepStone Group Holdings LLC (the “General Partner”), the general partner of the Partnership. Unless otherwise specified, “StepStone” or the “Company” refers to SSG and its consolidated subsidiaries, including the Partnership, throughout the remainder of these notes to the condensed consolidated financial statements.
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of June 30, 2022, SSG held approximately 55.2% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.
Greenspring Acquisition
On September 20, 2021, the Company completed the acquisition of 100% of the equity of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”). The results of Greenspring’s operations have been included in the condensed consolidated financial statements effective September 20, 2021. In connection with the Greenspring acquisition, the Company issued 12,686,756 shares of its Class A common stock and the Partnership issued 3,071,519 newly created Class C units of the Partnership, with each such unit exchangeable into one share of Class A common stock, subject to certain adjustments and restrictions (see note 13).

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the Securities and Exchange Commission (“SEC”).
Certain of the StepStone Funds are investment companies that follow specialized accounting under GAAP and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Payments to related parties under Tax Receivable Agreements has been presented separately within cash flows from financing activities in the condensed consolidated statements of cash flows, and was previously included within due to affiliates within cash flows from operating activities.
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
The Company provides investment advisory services to the StepStone Funds, which have third-party clients. These funds are investment companies and are typically organized as limited partnerships or limited liability companies for which the Company, through its operating subsidiaries, acts as the general partner or managing member. A limited partnership or similar entity is a VIE if the unaffiliated limited partners or members do not have substantive rights to terminate or liquidate the fund or remove the general partner or substantive rights to participate. Certain StepStone Funds are VIEs because they have not granted unaffiliated limited partners or members substantive rights to terminate the fund or remove the general partner or substantive rights to participate. The Company does not consolidate these StepStone Funds because it is not the primary beneficiary of those funds, primarily because it does not hold an interest in those funds that is considered more than insignificant and its fee arrangements are considered customary and commensurate.
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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending June 30, 2022, the Company used the March 31, 2022 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of March 31, 2022, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2022.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.
To the extent that management becomes aware of any material events that affect the StepStone Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the condensed consolidated financial statements.
Current Events
The Company is continuing to closely monitor developments related to COVID-19, inflation, rising interest rates and the ongoing Russia-Ukraine conflict, and assess the impact on financial markets and the Company’s business. The Company’s future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.

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
Leases
The Company determines whether an arrangement contains a lease at inception of the arrangement. A lease is a contract that provides the right to control an identified asset for a period of time in exchange for consideration. For identified leases, the Company determines the classification as either an operating or finance lease. The Company’s identified leases primarily consist of operating lease agreements for office space and certain equipment, as the lessee. Operating leases are included in lease right-of-use-assets, net and lease liabilities in the condensed consolidated balance sheets. Certain leases include lease and non-lease components, which the Company accounts for as a single lease component. Lease right-of-use (“ROU”) assets and lease liabilities are measured based on the present value of future minimum lease payments over the lease term at the commencement date. Lease ROU assets include initial direct costs incurred by the Company and are presented net of deferred rent and lease incentives. The Company uses its incremental borrowing rate in determining the present value of future minimum lease payments. The Company’s lease terms may include options to extend or terminate the lease, which are included in the measurement of ROU assets and lease liabilities when it is reasonably certain that the Company will exercise those options.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of June 30, 2022.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three months ended June 30, 2022 and 2021.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement (the “Exchanges Tax Receivable Agreement”) with the partners of the Partnership as of the date of the IPO and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (together, with the Exchanges Tax Receivable Agreement, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. In connection with the Greenspring acquisition, the sellers receiving Class C units of the Partnership became parties to the Exchanges Tax Receivable Agreement. See note 13 for more information.
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	June 30, 2022	March 31, 2022
Foreign currency translation adjustments	$266	$331
Unrealized gain (loss) on defined benefit plan, net	320	327
Accumulated other comprehensive income	$586	$658
Segments
The Company operates as one business, a fully-integrated private markets solution provider. The Company’s chief operating decision maker, who is the Company’s chief executive officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.
Recent Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”). ASUs issued during the current period not listed below were assessed and determined to either be not applicable to the Company, or not expected to have a material impact on the condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends current guidance to provide optional practical expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that are affected by the reference rate reform. The expedients and exceptions in this update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”), but do not apply to contract modifications or hedging relationships entered into after December 31, 2022. This guidance is effective for adoption anytime after March 12, 2020, but must be adopted prior to December 31, 2022. The Company is currently evaluating the impact on the condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The Company adopted this guidance on April 1, 2022 under the modified retrospective approach. The Company has changed its accounting policy to reflect the updated equity classification of contracts in an entity’s own equity, and has accounted for freestanding instruments that are indexed to and settled in the Company’s own equity at fair value with changes in fair value recognized in earnings. Adoption of this guidance did not have a material effect on the condensed consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments, which modifies ASC 842 to amend the lease classification requirements for lessors to align with practice under ASC Topic 840. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if the lease would have been classified as a sales-type lease or a direct financing lease under ASC 842, and the lessor would have otherwise recognized a day-one loss on the investment in the lease. This guidance is effective for annual periods beginning after December 15, 2021 and interim periods within those annual periods. The Company adopted this guidance on April 1, 2022. Adoption of this guidance did not have a material effect on the condensed consolidated financial statements.
In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on April 1, 2022, and will apply the guidance prospectively to business combinations that occur after this date. The guidance had no effect on the condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and Advisory Fees, Net	2022	2021
Focused commingled funds	$52,742	$24,150
SMAs	50,460	40,605
Advisory and other services	12,984	13,255
Fund reimbursement revenues	546	51
Total management and advisory fees, net	$116,732	$78,061

	Three Months Ended June 30,
Incentive Fees	2022	2021
SMAs	$—	$4,112
Focused commingled funds	—	70
Total incentive fees	$—	$4,182

	Three Months Ended June 30,
Carried Interest Allocations	2022	2021
SMAs	$(38,125)	$172,793
Focused commingled funds	(2,218)	53,569
Total carried interest allocations	$(40,343)	$226,362

	Three Months Ended June 30,
Legacy Greenspring Carried Interest Allocations	2022	2021
SMAs	$—	$—
Focused commingled funds(1)	(153,607)	—
Total legacy Greenspring carried interest allocations	$(153,607)	$—
_______________________________
(1)The three months ended June 30, 2022 reflect the net effect of gross realized carried interest allocations of $29.6 million, and the reversal of such amounts in unrealized carried interest allocations for the period.
The decrease in carried interest allocations for the three months ended June 30, 2022 and 2021 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended June 30,
Revenues(1)	2022	2021
United States	$(106,950)	$50,655
Non-U.S. countries	29,732	257,950
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three months ended June 30, 2022 and 2021, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of June 30, 2022 and March 31, 2022, the Company had $14.8 million and $19.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2022, the Company had recognized $4.9 million as revenue from amounts included in the deferred revenue balance as of March 31, 2022.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE) and legacy Greenspring general partner entities. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,258.1 million and $1,435.2 million as of June 30, 2022 and March 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $1,006.5 million and $1,181.2 million as of June 30, 2022 and March 31, 2022, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of June 30, 2022 and March 31, 2022, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	June 30, 2022	March 31, 2022
Investments in funds	$108,086	$107,045
Legacy Greenspring investments in funds	187,365	194,480
Due from affiliates, net	37,996	18,830
Less: Amounts attributable to non-controlling interests in subsidiaries	16,517	13,832
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	187,365	194,480
Maximum exposure to loss	$129,565	$112,043
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
The Company’s equity method investments consist of the following:

	As of
	June 30, 2022	March 31, 2022
Investments in funds	$108,086	$107,045
Accrued carried interest allocations	1,366,314	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	1,144,271	1,334,581
Total investments	$2,618,671	$2,922,141
_______________________________
(1)Reflects investments in funds of $187.4 million and $194.5 million and carried interest allocations of $956.9 million and $1,140.1 million as of June 30, 2022 and March 31, 2022, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Three Months Ended June 30,
	2022	2021
Carried interest allocations	$(40,343)	$226,362
Investment income (loss)	(1,101)	6,424
Legacy Greenspring carried interest allocations	(153,607)	—
Legacy Greenspring investment loss	(8,604)	—
Total equity method income (loss)	$(203,655)	$232,786
The decrease in carried interest allocations for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was primarily attributable to unrealized depreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of June 30, 2022 and March 31, 2022, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 25% of the total accrued carried interest allocations balance as of those dates. As of June 30, 2022 and March 31, 2022, the Company’s investments in three commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 38% and 39%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of June 30, 2022 and March 31, 2022, $728.9 million and $770.0 million, respectively, were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of June 30, 2022 and March 31, 2022, $956.9 million and $1,140.1 million, respectively, were payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $187.4 million and $194.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of June 30, 2022 and March 31, 2022 and for the three months ended June 30, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of June 30, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$31,121	$31,121
Total liabilities	$—	$—	$31,121	$31,121

	As of March 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$28,025	$28,025
Total liabilities	$—	$—	$28,025	$28,025
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2022 and 2021.
The changes in the fair value of Level III financial instruments are set forth below:

	Three Months Ended June 30,
	2022	2021
Contingent Consideration Liability
Balance, beginning of period:	$28,025	$1,541
Additions	—	—
Change in fair value	3,256	—
Settlements	(160)	(235)
Balance, end of period:	$31,121	$1,306

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$3,256	$—
The fair value of the contingent consideration liabilities are based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the future expected revenues and the discount rates applied to the expected future revenues and payments of obligations, which ranged from 7% to 10% as of June 30, 2022. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income. In February 2022, the Company amended the contingent consideration arrangement in respect of the Greenspring acquisition whereby a portion of the contingent consideration liability otherwise payable to the sellers will be used to fund compensation arrangements with certain employees of the Company, which will be payable following the end of the earn-out period. As a result, the contingent consideration liability is recorded net of the fair value of amounts payable to certain employees.

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
Intangible assets, net consists of the following:

	As of
	June 30, 2022	March 31, 2022
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	9,537	9,537
Less: Accumulated amortization	(70,934)	(60,063)
Intangible assets, net	$387,255	$398,126
Amortization expense related to intangible assets was $10.9 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At June 30, 2022, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2023	$32,611
FY2024	42,645
FY2025	41,955
FY2026	41,764
FY2027	41,730
Thereafter	186,550
Total	$387,255
The carrying value of goodwill was $580.5 million as of June 30, 2022 and $580.5 million as of March 31, 2022. The Company determined there was no indication of goodwill impairment as of June 30, 2022 and March 31, 2022.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
8. Debt Obligations
In September 2021, the Company entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of June 30, 2022, the Company had $63.0 million outstanding on the Revolver, net of debt issuance costs.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s debt obligations consist of the following:

	As of
	June 30, 2022	March 31, 2022
Revolver	$65,000	$65,000
Less: Debt issuance costs	(2,003)	(2,121)
Total debt obligations	$62,997	$62,879
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of June 30, 2022 was 3.69%.
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
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of June 30, 2022, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2022, the Company had outstanding letters of credit totaling $2.6 million.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2022	2,087,324	$20.40
Granted	—	$—
Vested	—	$—
Forfeited	(26,719)	$21.62
Balance as of June 30, 2022	2,060,605	$20.47
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
As of June 30, 2022, there were 2,566,566 Class B2 units outstanding. During the three months ended June 30, 2022, none of the outstanding Class B2 units were forfeited. As of June 30, 2022, 1,197,730 Class B2 units were unvested and 1,368,836 Class B2 units were vested.
As of June 30, 2022, $36.6 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.3 years.
10.    Income Taxes
In connection with the exchanges of Class B units of the Partnership for Class A common stock by certain limited partners of the Partnership in June 2022, the Company recorded an increase to deferred tax assets of $0.7 million, and a net decrease in the valuation allowance of $0.6 million. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $1.5 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. The Company made payments of $4.8 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively, under the Tax Receivable Agreements. As of June 30, 2022, the Company’s total Tax Receivable Agreements liability was $193.9 million. See note 13 for more information.
The Company’s effective tax rate was (6.4)% and 10.2% for the three months ended June 30, 2022 and 2021, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate. The primary rate difference for the three months ended June 30, 2022 relates to certain tax expense adjustments that were recorded to the Company’s outside basis difference in the Partnership. The primary rate difference for the three months ended June 30, 2021 relates to a portion of income that was allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of June 30, 2022, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three months ended June 30, 2022 and 2021. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,
	2022	2021
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(11,040)	$41,650
Incremental income from assumed vesting of RSUs	—	1,378
Incremental income from assumed vesting and exchange of Class B2 units	—	2,509
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(11,040)	$45,537

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	61,144,139	39,042,497
Assumed vesting of RSUs	—	1,353,755
Assumed vesting and exchange of Class B2 units	—	2,488,979
Weighted-average shares of Class A common stock outstanding – Diluted	61,144,139	42,885,231

Net income (loss) per share of Class A common stock:
Basic	$(0.18)	$1.07
Diluted	$(0.18)	$1.06
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
The calculation of diluted earnings per share excludes 46,891,897 Class B units and 2,928,824 Class C units of the Partnership outstanding as of June 30, 2022, and 54,480,393 Class B units of the Partnership outstanding as of June 30, 2021, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
The calculation of diluted earnings per share for the three months ended June 30, 2022 excludes 2,060,605 shares of Class A common stock, 2,566,566 Class B2 units and 23,418 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $79.4 million and $45.9 million for the three months ended June 30, 2022 and 2021, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $(40.3) million and $226.4 million for the three months ended June 30, 2022 and 2021, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(153.6) million for the three months ended June 30, 2022.
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees, as set forth below.

	As of
	June 30, 2022	March 31, 2022
Amounts receivable from StepStone Funds	$38,138	$19,027
Amounts receivable from employees	318	342
Total due from affiliates	$38,456	$19,369
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	June 30, 2022	March 31, 2022
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$193,854	$197,204
Amounts payable to StepStone Funds	142	198
Distributions payable to certain employee equity holders of consolidated subsidiaries	1,747	1,953
Total due to affiliates	$195,743	$199,355
The Company made payments of $4.8 million and $0.6 million during the three months ended June 30, 2022 and 2021, respectively, under the Tax Receivable Agreements.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	61,141,306	47,149,673
Class A common stock issued in exchange for Class B partnership units	257,776	(257,776)
June 30, 2022	61,399,082	46,891,897
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of June 30, 2022, no shares of preferred stock were issued or outstanding.
In June 2022, the Company issued 257,776 shares of Class A common stock to certain limited partners of the Partnership in exchange for 257,776 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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
On May 26, 2022, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, which was paid on June 30, 2022 to holders of record at the close of business on June 15, 2022.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of June 30, 2022.
Lease Commitments
The Company leases offices in 23 cities in the United States, Canada, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2032, some of which may include options to extend or terminate the lease. As of June 30, 2022, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,
	2022	2021
Operating lease cost(1)	$3,044	$2,674
Variable lease cost	224	259
Sublease income	(346)	(430)
Total lease cost	$2,922	$2,503
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,208	$1,874
Weighted-average remaining lease term for operating leases (in years)	8.1	8.4
Weighted-average discount rate for operating leases	3.1%	2.7%

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of June 30, 2022, maturities of operating lease liabilities were as follows:

Remainder of FY2023	$8,595
FY2024	12,971
FY2025	11,727
FY2026	11,353
FY2027	10,465
Thereafter	38,984
Total lease liabilities	94,095
Less: Imputed interest	(10,824)
Total operating lease liabilities	$83,271
Unfunded Capital Commitments
As of June 30, 2022 and March 31, 2022, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $82.5 million and $68.2 million, respectively. The $82.5 million and $68.2 million of unfunded commitments as of June 30, 2022 and March 31, 2022, respectively, exclude $39.0 million and $40.5 million, respectively, related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold any direct economic interests.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of June 30, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $241.4 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of June 30, 2022 and March 31, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
15.    Subsequent Events
On August 4, 2022, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, payable on September 15, 2022 to holders of record as of the close of business on August 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q and our audited financial statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of June 30, 2022, we oversaw approximately $588 billion of private markets allocations, including $137 billion of AUM and $452 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 23 cities across 14 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of June 30, 2022, we had 840 total employees, including over 295 investment professionals and more than 540 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $80 billion of our AUM as of June 30, 2022.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $45 billion of our AUM as of June 30, 2022.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tools, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $452 billion of our AUA and $12 billion of our AUM as of June 30, 2022.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $835 billion of client commitments as of June 30, 2022, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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
Trends Affecting Our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of the StepStone Funds’ holdings and the ability to source attractive investments and completely utilize the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment strategies has historically contributed to the stability of our performance throughout market cycles. Furthermore, we operate at scale across all four private markets asset classes and service clients across a broad range of geography, type, and size, which contributes to our operating resilience and mitigates against concentration risk.
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
Current Events
We are continuing to closely monitor developments related to COVID-19, inflation, rising interest rates and the Russia-Ukraine conflict, and to assess the impact on financial markets and on our business. Our future results may be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which could result in delayed or decreased management fees. Further, if fund managers are unable or less able to profitably exit existing investments, such conditions could result in delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. For a description on the impact of these and other factors, see “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage or causing our SMA clients to reduce their investments in private markets” and “—The COVID-19 pandemic has severely disrupted the global financial markets and business climate and may adversely affect our business, financial condition and results of operations” included in our annual report on Form 10-K for the fiscal year ended March 31, 2022.
Recent Transactions
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

Revolving Credit Facility
In September 2021, we entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five year maturity. As of June 30, 2022, there was $63.0 million outstanding on the Revolver, net of debt issuance costs.
Equity Transactions
In June 2022, we issued 257,776 shares of Class A common stock to certain limited partners of the Partnership in exchange for 257,776 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
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

The diagram below illustrates our organizational structure as of June 30, 2022.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of June 30, 2022 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 31.3% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.

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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.40% of average FEAUM for the twelve months ended June 30, 2021 and 2022, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.92% and 0.87% of average FEAUM for the twelve months ended June 30, 2021 and 2022, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% and 0.54% of average FEAUM for the twelve months ended June 30, 2021 and 2022.
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

Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. In connection with the Greenspring acquisition, we did not acquire any direct economic interests in the carried interest allocations of certain legacy Greenspring funds. As a result, carried interest allocations in respect of such legacy Greenspring funds have been reflected as legacy Greenspring carried interest allocations in the condensed consolidated statements of income, with a corresponding amount reflected as legacy Greenspring performance fee-related compensation as these amounts are payable to certain employees. As of June 30, 2022, we had approximately $58 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across 160 programs.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued.
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
Interest expense primarily consists of the interest expense on the Revolver, as well as the related amortization of deferred financing costs.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of June 30, 2022 reflects final data for the prior period (March 31, 2022), adjusted for net new client account activity through June 30, 2022. NAV data for underlying investments is as of March 31, 2022, as reported by underlying managers up to 100 days following March 31, 2022. When NAV data is not available by 100 days following March 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of June 30, 2022 reflects final data for the prior period (March 31, 2022), adjusted for net new client account activity through June 30, 2022. NAV data for underlying investments is as of March 31, 2022, as reported by underlying managers up to 100 days following March 31, 2022. When NAV data is not available by 100 days following March 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.

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

Consolidated Results of Operations
The following is a discussion of our unaudited consolidated results of operations for the periods presented. The information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
(in thousands)	2022	2021
Revenues
Management and advisory fees, net	$116,732	$78,061
Performance fees:
Incentive fees	—	4,182
Carried interest allocations:
Realized	73,607	49,963
Unrealized	(113,950)	176,399
Total carried interest allocations	(40,343)	226,362
Legacy Greenspring carried interest allocations(1)	(153,607)	—
Total revenues	(77,218)	308,605
Expenses
Compensation and benefits:
Cash-based compensation	60,061	42,671
Equity-based compensation	3,714	3,743
Performance fee-related compensation:
Realized	41,735	25,308
Unrealized	(54,553)	85,572
Total performance fee-related compensation	(12,818)	110,880
Legacy Greenspring performance fee-related compensation(1)	(153,607)	—
Total compensation and benefits	(102,650)	157,294
General, administrative and other	34,232	16,430
Total expenses	(68,418)	173,724
Other income (expense)
Investment income (loss)	(1,101)	6,424
Legacy Greenspring investment loss(1)	(8,604)	—
Interest income	11	80
Interest expense	(587)	(6)
Other loss	(1,104)	(437)
Total other income (expense)	(11,385)	6,061
Income (loss) before income tax	(20,185)	140,942
Income tax expense	1,286	14,423
Net income (loss)	(21,471)	126,519
Less: Net income attributable to non-controlling interests in subsidiaries	7,571	5,614
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(8,604)	—
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(9,398)	79,255
Net income (loss) attributable to StepStone Group Inc.	$(11,040)	$41,650
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Total revenues decreased $385.8 million to $(77.2) million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to lower carried interest allocations, partially offset by higher net management and advisory fees.
Net management and advisory fees increased $38.7 million, or 50%, to $116.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was driven by new client activity and a 47% growth in average FEAUM (or 25% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.4 million from the final closing of StepStone Capital Partners V. For new investors, fees relating to periods prior to the closing date are considered retroactive.
There were no incentive fees for the three months ended June 30, 2022 as compared to $4.2 million for the three months ended June 30, 2021.
Realized carried interest allocation revenues increased $23.6 million, or 47%, to $73.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $73.6 million, unrealized carried interest allocation revenues decreased $266.7 million to $(40.3) million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease in unrealized carried interest allocations for the three months ended June 30, 2022 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues of $(153.6) million for the three months ended June 30, 2022 reflect gross realized carried interest allocations of $29.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(183.2) million.
Expenses
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Total expenses decreased $242.1 million to $(68.4) million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to decreases in performance fee-related compensation, partially offset by increases in general, administrative and other expenses, and cash-based compensation.
Cash-based compensation increased $17.4 million, or 41%, to $60.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, due to increased staffing and compensation levels. Our average full-time headcount increased 41% (or 22% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation decreased $29 thousand, or 1%, to $3.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Performance fee-related compensation expense decreased $123.7 million to $(12.8) million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation increased $16.4 million, or 65%, to $41.7 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily reflecting higher realization activity.

Legacy Greenspring performance fee-related compensation expense of $(153.6) million for the three months ended June 30, 2022 reflects gross realized performance fee-related compensation expense of $29.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(183.2) million.
General, administrative and other expenses increased $17.8 million, or 108%, to $34.2 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase primarily reflected $10.2 million in amortization expense for intangibles, $3.3 million in loss on change in fair value for contingent consideration obligation, $2.6 million of travel and associated costs for investment evaluation and client service, $1.4 million in information and technology expenses $0.9 million in professional fees and other general operating expenses.
Other Income (Expense)
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Investment income (loss) decreased $7.5 million to a loss of $1.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss of $8.6 million for the three months ended June 30, 2022 reflects gross realized investment income of $1.6 million and unrealized investment income, net of the reversal of realized investment loss, of $10.2 million.
Interest income decreased $69 thousand, or 86%, to $11 thousand for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.
Interest expense increased $0.6 million to $0.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily due to interest on the average outstanding balances under the Revolver during the current period. There was no debt outstanding in the prior year period.
Other loss increased $0.7 million to $1.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily reflecting net foreign currency transaction losses.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was (6.4)% and 10.2% for the three months ended June 30, 2022 and 2021, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate. The primary difference for the three months ended June 30, 2022 relates to certain tax expense adjustments that were recorded to our outside basis difference in the Partnership. The primary rate difference for the three months ended June 30, 2021 relates to a portion of income that is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Income tax expense decreased $13.1 million, or 91%, to $1.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The decrease in tax expense was primarily driven by pre-tax net loss for the three months ended June 30, 2022.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $2.0 million, or 35%, to $7.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net loss attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $8.6 million for the three months ended June 30, 2022.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(9.4) million and $79.3 million for the three months ended June 30, 2022 and 2021, respectively.
Operating Metrics
Assets Under Management
AUM was $90 billion as of June 30, 2021, $134 billion as of March 31, 2022 and $137 billion as of June 30, 2022. The acquisition of Greenspring added $22 billion of AUM as of September 20, 2021.
Assets Under Advisement
Assets related to our advisory accounts were $375 billion as of June 30, 2021, $436 billion as of March 31, 2022 and $452 billion as of June 30, 2022.
Fee-Earning AUM
Three Months Ended June 30, 2022
FEAUM increased $3 billion, or 4%, to $79 billion as of June 30, 2022 as compared to $75 billion as of March 31, 2022. Of the increase, approximately $3 billion was from SMAs and approximately $1 billion was from focused commingled funds.

	Three Months Ended June 30, 2022
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$49,586	$25,587	$75,173
Contributions(1)	3,371	1,160	4,531
Distributions(2)	(445)	(382)	(827)
Market value, FX and other(3)	(314)	(13)	(327)
Ending balance	$52,198	$26,352	$78,550
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	June 30, 2022	March 31, 2022	June 30, 2021
FEAUM
Private equity(1)	$41,944	$40,396	$24,982
Infrastructure	18,395	17,737	12,806
Private debt	12,794	12,216	10,628
Real estate	5,417	4,824	4,491
Total	$78,550	$75,173	$52,907
_______________________________
(1)The acquisition of Greenspring added $11.4 billion of focused commingled funds FEAUM as of September 20, 2021.

	As of
	June 30, 2022	March 31, 2022	June 30, 2021
Weighted-average fee rate(1)
Private equity(2)	0.66%	0.64%	0.62%
Real estate, infrastructure and private debt asset classes(3)	0.40%	0.40%	0.44%
Total	0.54%	0.52%	0.52%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented, and is inclusive of any retroactive fees for such period.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds.
(3)The change in weighted-average fee rates primarily reflected the timing of new funds and shifts in asset class mix.
Undeployed Fee-Earning Capital
As of June 30, 2022, we had $17.1 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.

Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended June 30,
(in thousands)	2022	2021
Management and advisory fees, net	$116,732	$78,061
Less:
Adjusted cash-based compensation	59,370	42,564
Adjusted equity-based compensation	643	108
Adjusted general, administrative and other	20,102	12,262
Fee-related earnings	36,617	23,127
Plus:
Realized carried interest allocations	73,607	49,963
Incentive fees	—	4,182
Deferred incentive fees	—	4,042
Realized investment income	1,969	2,411
Interest income	11	80
Other loss	(1,104)	(437)
Less:
Realized performance fee-related compensation(1)	41,735	25,308
Interest expense	587	6
Income attributable to non-controlling interests in subsidiaries:
Fee-related earnings attributable to non-controlling interests in subsidiaries(2)	8,514	5,523
Non fee-related earnings (losses) attributable to non-controlling interests in subsidiaries(3)	(398)	197
Pre-tax adjusted net income	60,662	52,334
Less: Income taxes(4)	13,528	11,801
Adjusted net income	$47,134	$40,533
_______________________________
(1)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($4.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively).
(2)Reflects the portion of fee-related earnings of our subsidiaries attributable to non-controlling interests.
(3)Reflects components of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests other than fee-related earnings, including incentive fees and related compensation, realized investment income, net interest expense and other income (loss).
(4)Represents corporate income taxes at a blended statutory rate of 22.3% and 22.6% applied to pre-tax adjusted net income for the three months ended June 30, 2022 and 2021, respectively. The 22.3% rate for the three months ended June 30, 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%, and the 22.6% rate for the three months ended June 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%.

Adjusted Revenues and Adjusted Net Income
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Adjusted revenues increased $54.1 million, or 40%, to $190.3 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily reflecting increases in net management and advisory fees and realized carried interest allocation revenues.
ANI increased $6.6 million, or 16%, to $47.1 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily due to the increase in FRE as discussed below. The increase was partially offset by lower net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and a higher allocation of income to non-controlling interests.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three months ended June 30, 2022 and 2021.

	Three Months Ended June 30,
	2022	2021
(in thousands, except share and per share amounts)
Adjusted net income	$47,134	$40,533

Weighted-average shares of Class A common stock outstanding – Basic	61,144,139	39,042,497
Assumed vesting of RSUs	798,326	1,353,755
Assumed vesting and exchange of Class B2 units	2,448,833	2,488,979
Exchange of Class B units in the Partnership(1)	47,146,840	55,773,834
Exchange of Class C units in the Partnership(2)	2,928,824	—
Adjusted shares	114,466,962	98,659,065

Adjusted net income per share	$0.41	$0.41
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
Fee-Related Earnings
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
FRE increased $13.5 million, or 58%, to $36.6 million for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted equity-based compensation and adjusted general, administrative and other expenses.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended June 30,
(in thousands)	2022	2021
Total revenues	$(77,218)	$308,605
Unrealized carried interest allocations	113,950	(176,399)
Deferred incentive fees	—	4,042
Legacy Greenspring carried interest allocations	153,607	—
Adjusted revenues	$190,339	$136,248
The table below shows a reconciliation of expenses to adjusted expenses.

	Three Months Ended June 30,
(in thousands)	2022	2021
Cash-based compensation	$60,061	$42,671
Adjustments(1)	(691)	(107)
Adjusted cash-based compensation	$59,370	$42,564

Equity-based compensation	$3,714	$3,743
Adjustments(2)	(3,071)	(3,635)
Adjusted equity-based compensation	$643	$108

General, administrative and other	$34,232	$16,430
Adjustments(3)	(14,130)	(4,168)
Adjusted general, administrative and other	$20,102	$12,262
______________________________
(1)Reflects the removal of severance and compensation paid to certain employees as part of an acquisition earn-out.
(2)Reflects the removal of equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Reflects the removal of amortization of intangibles, transaction-related costs and other non-core operating income and expenses.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2022	2021
Income (loss) before income tax	$(20,185)	$140,942
Net income attributable to non-controlling interests in subsidiaries(1)	(8,116)	(5,720)
Net loss attributable to non-controlling interests in legacy Greenspring entities	8,604	—
Unrealized carried interest allocations	113,950	(176,399)
Unrealized performance fee-related compensation	(54,553)	85,572
Unrealized investment (income) loss	3,070	(4,013)
Deferred incentive fees	—	4,042
Equity-based compensation(2)	3,071	3,635
Amortization of intangibles	10,871	620
Non-core items(3)	3,950	3,655
Pre-tax adjusted net income	60,662	52,334
Income taxes(4)	(13,528)	(11,801)
Adjusted net income	47,134	40,533
Income taxes(4)	13,528	11,801
Realized carried interest allocations	(73,607)	(49,963)
Realized performance fee-related compensation(5)	41,735	25,308
Realized investment income	(1,969)	(2,411)
Incentive fees	—	(4,182)
Deferred incentive fees	—	(4,042)
Interest income	(11)	(80)
Interest expense	587	6
Other loss	1,104	437
Net income attributable to non-controlling interests in subsidiaries(1)	8,116	5,720
Fee-related earnings	$36,617	$23,127
_______________________________
(1)Reflects the portion of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes transaction costs ($3.5 million for the three months ended June 30, 2021), severance costs ($0.1 million for the three months ended June 30, 2021), loss on change in fair value for contingent consideration obligation ($3.3 million for the three months ended June 30, 2022), compensation paid to certain employees as part of an acquisition earn-out ($0.6 million for the three months ended June 30, 2022) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% and 22.6% applied to pre-tax adjusted net income for the three months ended June 30, 2022 and 2021, respectively. The 22.3% rate for the three months ended June 30, 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%, and the 22.6% rate for the three months ended June 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($4.4 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively).

Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through March 31, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of March 31, 2022;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of March 31, 2022 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).

StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	19.3%	1.7x	Core/Core+ fund investments	9.4%	1.6x	Primaries	12.3%	Direct lending (Gross)(8)	7.7%
Secondaries	20.5%	1.6x	Value-add/opportunistic fund investments	10.7%	1.4x	Secondaries	15.1%	Distressed debt (Gross)(8)	10.7%
Co-investments	23.4%	1.8x	Real estate debt fund investments	6.3%	1.2x	Co-investments(6)	9.2%	Other (Gross)(8,9)	9.4%
			Value-add/opportunistic secondaries & co-investments	16.5%	1.3x			Private debt gross track record(8)	8.7%
								Private debt net track record	7.9%
_______________________________
(1)Private Equity includes 1,349 investments totaling $134.4 billion of capital commitments and excludes (i) two advisory co-investments and 171 client-directed investments, totaling $100.0 million and $20.9 billion, respectively, of capital commitments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, and (iii) Greenspring investments until the data integration is completed. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of March 31, 2022, as reported by underlying managers up to 100 days following March 31, 2022. For investment returns where NAV data is not available by 100 days following March 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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

(4)Real Estate includes 440 investments totaling $66.4 billion of capital commitments and excludes (i) 57 client-directed investments, totaling $8.9 billion of capital commitments, (ii) eight secondary core/core+ investments, totaling $691.6 million, (iii) four advisory fund investments totaling $463.6 million, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 188 investments totaling $39.0 billion of capital commitments and excludes (i) approximately 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition, and 18 client-directed investments, totaling $501.9 million and $1.4 billion, respectively, of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(6)Includes asset management investments.
(7)Private Debt includes 725 investments totaling $33.5 billion of capital commitments and excludes (i) 30 client-directed investments, totaling $2.4 billion of capital commitments, and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly net asset value for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of March 31, 2022, as reported by underlying managers up to 100 days following March 31, 2022. For investment returns where NAV data is not available by 100 days following March 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Liquidity and Capital Resources
Sources and Uses of Liquidity
We generate cash primarily from management and advisory fees and realized carried interest allocations. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities, (b) realizations from investment activities, (c) borrowings, interest payments and repayments under credit agreements and other borrowing arrangements, (d) funding capital commitments to our funds, and (e) funding our growth initiatives, including capital expenditures and acquisitions to expand into new businesses.
As of June 30, 2022, we had $107.3 million of cash, cash equivalents and restricted cash and $1,474.4 million of investments in StepStone Funds, including $1,366.3 million of accrued carried interest allocations, against $63.0 million in debt obligations, net of debt issuance costs, and $728.9 million in accrued carried interest-related compensation payable.

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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Three Months Ended June 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$57,482	$75,729
Net cash used in investing activities	(7,601)	(5,660)
Net cash used in financing activities	(60,718)	(31,153)
Effect of exchange rate changes	720	(188)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(10,117)	$38,728
Operating Activities
Operating activities provided $57.5 million and $75.7 million of cash for the three months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, respectively, these amounts primarily consisted of the following:
•net income (loss), after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $67.0 million and $49.6 million; and
•net change in operating assets and liabilities of $(9.5) million and $26.2 million.
Investing Activities
Investing activities used $7.6 million and $5.7 million of cash for the three months ended June 30, 2022 and 2021, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $4.2 million and $4.5 million;
•net contributions to investments in legacy Greenspring entities of $3.1 million and $0 million; and
•purchases of fixed assets of $0.3 million and $1.2 million.
Financing Activities
Financing activities used $60.7 million and $31.2 million of cash for the three months ended June 30, 2022 and 2021, respectively, and primarily consisted of the following:
•payment of deferred offering costs of $0 million and $1.1 million;

•distributions to non-controlling interests of $45.2 million and $29.5 million;
•proceeds from capital contributions to legacy Greenspring entities of $5.0 million and $0 million;
•distributions to non-controlling interests in legacy Greenspring entities of $3.5 million and $0 million;
•dividends paid to common stockholders of $12.2 million and $0 million; and
•payments to related parties under the Tax Receivable Agreements of $4.8 million and $0.6 million.
Revolving Credit Facility
In September 2021, we entered into the Credit Agreement in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of June 30, 2022, we had $63.0 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The interest rate in effect for the Revolver as of June 30, 2022 was 3.69%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of June 30, 2022, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.

We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2022, we had outstanding letters of credit totaling $2.6 million.
Equity Transactions
In June 2022, we issued 257,776 shares of Class A common stock to certain limited partners of the Partnership in exchange for 257,776 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On August 4, 2022, we announced a dividend of $0.20 per share of Class A common stock, payable on September 15, 2022 to holders of record at the close of business on August 31, 2022.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Total dividends paid in FY2023		$0.20
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
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
See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements in our Form 10-K for the year ended March 31, 2022 for a summary of our significant accounting policies.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of June 30, 2022, NAV-based management fees represented approximately 3% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of June 30, 2022 would result in an approximate $1.7 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of June 30, 2022, we had $14.2 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of June 30, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment was an estimated $241.4 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds) held as of June 30, 2022, we estimate that a 10% decline in fair value of the investments would result in a $10.8 million decrease in the amount of income.
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
Interest Rate Risk
As of June 30, 2022, we had $65.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of June 30, 2022, we estimate that interest expense would increase by $0.7 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $107.3 million of cash, cash equivalents and restricted cash as of June 30, 2022, we estimate that interest income would increase by $1.1 million on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 15, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2022.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)