Form 10-Q
period 2022-09-30
StepStone Group Inc.
filed 2022-11-07
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 3, 2022, there were 62,061,427 shares of the registrant’s Class A common stock, par value $0.001, and 46,716,897 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$143,562	$116,386
Restricted cash	921	1,063
Fees and accounts receivable	34,344	34,141
Due from affiliates	13,516	19,369
Investments:
Investments in funds	106,977	107,045
Accrued carried interest allocations	1,189,323	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	991,116	1,334,581
Deferred income tax assets	39,500	27,866
Lease right-of-use assets, net	62,768	61,065
Other assets and receivables	36,640	27,426
Intangibles, net	376,385	398,126
Goodwill	580,542	580,542
Total assets	$3,575,594	$4,188,125
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$84,377	$80,541
Accrued compensation and benefits	75,466	39,966
Accrued carried interest-related compensation	625,360	769,988
Legacy Greenspring accrued carried interest-related compensation(1)	817,673	1,140,101
Due to affiliates	196,410	199,355
Lease liabilities	72,084	70,965
Debt obligations	63,115	62,879
Total liabilities	1,934,485	2,363,795
Commitments and contingencies (Note 15)
Class A common stock, $0.001 par value, 650,000,000 authorized; 62,061,427 and 61,141,306 issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	62	61
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,716,897 and 47,149,673 issued and outstanding as of September 30, 2022 and March 31, 2022, respectively	47	48
Additional paid-in capital	596,355	587,243
Retained earnings	164,044	229,615
Accumulated other comprehensive income	671	658
Total StepStone Group Inc. stockholders’ equity	761,179	817,625
Non-controlling interests in subsidiaries	28,922	32,063
Non-controlling interests in legacy Greenspring entities(1)	173,443	194,480
Non-controlling interests in the Partnership	677,565	780,162
Total stockholders’ equity	1,641,109	1,824,330
Total liabilities and stockholders’ equity	$3,575,594	$4,188,125
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2022	March 31, 2022
Assets
Cash and cash equivalents	$25,554	$19,386
Restricted cash	921	1,063
Fees and accounts receivable	30,882	29,060
Due from affiliates	5,262	5,252
Investments in funds	26,282	22,808
Legacy Greenspring investments in funds and accrued carried interest allocations	991,116	1,334,581
Deferred income tax assets	316	301
Lease right-of-use assets, net	16,403	17,206
Other assets and receivables	5,081	5,588
Total assets	$1,101,817	$1,435,245

Liabilities
Accounts payable, accrued expenses and other liabilities	$14,246	$8,548
Accrued compensation and benefits	23,767	14,806
Legacy Greenspring accrued carried interest-related compensation	817,673	1,140,101
Due to affiliates	76	190
Lease liabilities	15,907	17,593
Total liabilities	$871,669	$1,181,238
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues
Management and advisory fees, net	$119,121	$83,583	$235,853	$161,644
Performance fees:
Incentive fees	5,365	1,796	5,365	5,978
Carried interest allocations:
Realized	22,469	52,531	96,076	102,494
Unrealized	(176,778)	143,855	(290,728)	320,254
Total carried interest allocations	(154,309)	196,386	(194,652)	422,748
Legacy Greenspring carried interest allocations(1)	(128,672)	—	(282,279)	—
Total revenues	(158,495)	281,765	(235,713)	590,370
Expenses
Compensation and benefits:
Cash-based compensation	59,501	43,881	119,562	86,552
Equity-based compensation	3,783	3,213	7,497	6,956
Performance fee-related compensation:
Realized	13,630	26,781	55,365	52,089
Unrealized	(86,126)	74,206	(140,679)	159,778
Total performance fee-related compensation	(72,496)	100,987	(85,314)	211,867
Legacy Greenspring performance fee-related compensation(1)	(128,672)	—	(282,279)	—
Total compensation and benefits	(137,884)	148,081	(240,534)	305,375
General, administrative and other	33,733	25,320	67,965	41,750
Total expenses	(104,151)	173,401	(172,569)	347,125
Other income (expense)
Investment income (loss)	(3,691)	7,187	(4,792)	13,611
Legacy Greenspring investment loss(1)	(15,357)	—	(23,961)	—
Interest income	356	206	367	286
Interest expense	(817)	(88)	(1,404)	(94)
Other loss	(634)	(1,952)	(1,738)	(2,389)
Total other income (expense)	(20,143)	5,353	(31,528)	11,414
Income (loss) before income tax	(74,487)	113,717	(94,672)	254,659
Income tax expense (benefit)	(7,422)	(14,145)	(6,136)	278
Net income (loss)	(67,065)	127,862	(88,536)	254,381
Less: Net income attributable to non-controlling interests in subsidiaries	8,690	6,032	16,261	11,646
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(15,357)	—	(23,961)	—
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(31,177)	59,756	(40,575)	139,011
Net income (loss) attributable to StepStone Group Inc.	$(29,221)	$62,074	$(40,261)	$103,724
Net income (loss) per share of Class A common stock:
Basic	$(0.48)	$1.49	$(0.66)	$2.57
Diluted	$(0.48)	$1.45	$(0.66)	$2.50
Weighted-average shares of Class A common stock:
Basic	61,407,834	41,745,492	61,276,707	40,401,379
Diluted	61,407,834	45,908,361	61,276,707	44,405,055
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. The three and six months ended September 30, 2021 reflect the net effect of gross realized gains and the reversal of such amounts in unrealized gains. See notes 3, 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(67,065)	$127,862	$(88,536)	$254,381
Other comprehensive income:
Foreign currency translation adjustment	286	143	61	391
Total other comprehensive income	286	143	61	391
Comprehensive income (loss) before non-controlling interests	(66,779)	128,005	(88,475)	254,772
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	8,831	6,101	16,291	11,842
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(15,357)	—	(23,961)	—
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(31,112)	59,797	(40,561)	139,124
Comprehensive income (loss) attributable to StepStone Group Inc.	$(29,141)	$62,107	$(40,244)	$103,806
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2022	$61	$48	$593,159	$205,946	$586	$31,829	$187,365	$730,381	$1,749,375
Net income (loss)	—	—	—	(29,221)	—	8,690	(15,357)	(31,177)	(67,065)
Other comprehensive income	—	—	—	—	80	141	—	65	286
Contributed capital	—	—	—	—	—	—	3,798	17	3,815
Equity-based compensation	—	—	2,087	—	—	4	—	1,692	3,783
Distributions	—	—	—	—	—	(11,742)	(2,363)	(16,847)	(30,952)
Dividends declared	—	—	—	(12,681)	—	—	—	—	(12,681)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,504)	—	—	—	—	(1,203)	(2,707)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	1	(1)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	5,358	—	5	—	—	(5,363)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(2,745)	—	—	—	—	—	(2,745)
Balance at September 30, 2022	$62	$47	$596,355	$164,044	$671	$28,922	$173,443	$677,565	$1,641,109

Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
Net income (loss)	—	—	—	(40,261)	—	16,261	(23,961)	(40,575)	(88,536)
Other comprehensive income	—	—	—	—	17	30	—	14	61
Contributed capital	—	—	—	—	—	—	8,785	17	8,802
Equity-based compensation	—	—	4,126	—	—	8	—	3,363	7,497
Distributions	—	—	—	—	—	(19,440)	(5,861)	(54,346)	(79,647)
Dividends declared	—	—	—	(25,310)	—	—	—	—	(25,310)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,504)	—	—	—	—	(1,203)	(2,707)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	1	(1)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	9,871	—	(4)	—	—	(9,867)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(3,381)	—	—	—	—	—	(3,381)
Balance at September 30, 2022	$62	$47	$596,355	$164,044	$671	$28,922	$173,443	$677,565	$1,641,109
(1)See notes 10, 13 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2021	$40	$55	$205,561	$99,057	$215	$26,585	$—	$429,622	$761,135
Net income	—	—	—	62,074	—	6,032	—	59,756	127,862
Other comprehensive income	—	—	—	—	33	69	—	41	143
Contributed capital	—	—	—	—	—	—	—	21	21
Equity-based compensation	—	—	1,385	—	—	—	—	1,828	3,213
Distributions	—	—	—	—	—	(7,540)	—	(18,806)	(26,346)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(3,000)	—	—	—	—	(3,000)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,744	558,599
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(2)	—	—	—	—	—	(2)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	219,086	—	219,086
Equity reallocation between controlling and non-controlling interests	—	—	27,294	—	20	914	—	(28,228)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(41,151)	—	—	—	—	—	(41,151)
Balance at September 30, 2021	$56	$53	$525,118	$158,131	$268	$24,558	$219,086	$804,483	$1,731,753

Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	103,724	—	11,646	—	139,011	254,381
Other comprehensive income	—	—	—	—	82	196	—	113	391
Contributed capital	—	—	—	—	—	—	—	42	42
Equity-based compensation	—	—	2,931	—	—	4	—	4,021	6,956
Distributions	—	—	—	—	—	(12,585)	—	(43,249)	(55,834)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(6,000)	—	—	—	—	(6,000)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,744	558,599
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	4	(4)	(4)	—	—	—	—	—	(4)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	219,086	—	219,086
Equity reallocation between controlling and non-controlling interests	—	—	39,159	—	31	914	—	(40,104)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(37,750)	—	—	—	—	—	(37,750)
Balance at September 30, 2021	$56	$53	$525,118	$158,131	$268	$24,558	$219,086	$804,483	$1,731,753
(1)See notes 10, 13 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(88,536)	$254,381
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,245	3,626
Unrealized carried interest allocations and investment (income) loss	299,593	(329,031)
Unrealized legacy Greenspring carried interest allocations and investment loss	349,763	—
Unrealized performance fee-related compensation	(140,679)	159,778
Unrealized legacy Greenspring performance fee-related compensation	(322,428)	—
Amortization of deferred financing costs	236	—
Equity-based compensation	7,497	6,956
Change in deferred income taxes	(13,113)	(3,700)
Fair value adjustment for acquisition-related contingent consideration	7,960	—
Gain on remeasurement of lease liabilities	(2,709)	—
Other non-cash activities	17	1,852
Changes in operating assets and liabilities:
Fees and accounts receivable	(203)	(1,897)
Due from affiliates	5,853	(2,357)
Other assets and receivables	(9,285)	2,788
Accounts payable, accrued expenses and other liabilities	(2,250)	(1,514)
Accrued compensation and benefits	35,500	31,268
Accrued carried interest-related compensation	(3,485)	13,367
Due to affiliates	(570)	(34)
Lease right-of-use assets, net and lease liabilities	(692)	17
Net cash provided by operating activities	145,714	135,500

Cash flows from investing activities
Contributions to investments	(12,392)	(10,927)
Distributions received from investments	3,474	3,749
Contributions to investments in legacy Greenspring entities	(8,785)	—
Distributions received from investments in legacy Greenspring entities	2,486	—
Cash paid for Greenspring acquisition, net of cash acquired	—	(181,529)
Purchases of property and equipment	(2,095)	(1,321)
Other investing activities	—	31
Net cash used in investing activities	(17,312)	(189,997)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$17	$42
Proceeds from revolving credit facility	—	185,000
Deferred financing costs	—	(2,356)
Purchase of non-controlling interests	—	(3,046)
Payment of deferred offering costs	—	(1,079)
Payments on revolving credit facility	—	(70,000)
Distributions to non-controlling interests	(73,786)	(55,834)
Proceeds from capital contributions to legacy Greenspring entities	8,785	—
Distributions to non-controlling interests in legacy Greenspring entities	(5,861)	—
Dividends paid to common stockholders	(24,507)	(5,646)
Payments for employee taxes related to net settlement of RSUs	(2,707)	—
Payments to related parties under Tax Receivable Agreements	(4,790)	(606)
Other financing activities	—	(4)
Net cash provided by (used in) financing activities	(102,849)	46,471
Effect of foreign currency exchange rate changes	1,481	194
Net increase (decrease) in cash, cash equivalents and restricted cash	27,034	(7,832)
Cash, cash equivalents and restricted cash at beginning of period	117,449	183,863
Cash, cash equivalents and restricted cash at end of period	$144,483	$176,031

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$803	$354
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(3,381)	(37,750)
Establishment of lease liabilities in exchange for lease right-of-use assets	25,269	79,478
Remeasurement of lease liabilities	(18,166)	—
Class A common stock issued for Greenspring acquisition	—	558,598
Class C Partnership units issued for Greenspring acquisition	—	135,239
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$143,562	$175,015
Restricted cash	921	1,016
Total cash, cash equivalents and restricted cash	$144,483	$176,031
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of September 30, 2022, SSG held approximately 55.6% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.
Greenspring Acquisition
On September 20, 2021, the Company completed the acquisition of 100% of the equity of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”). The results of Greenspring’s operations have been included in the condensed consolidated financial statements effective September 20, 2021. In connection with the Greenspring acquisition, the Company issued 12,686,756 shares of its Class A common stock and the Partnership issued 3,071,519 newly created Class C units of the Partnership, with each such unit exchangeable into one share of Class A common stock, subject to certain adjustments and restrictions. See notes 13 and 14 for more information.

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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending September 30, 2022, the Company used the June 30, 2022 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2022, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2022.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of September 30, 2022.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and six months ended September 30, 2022 and 2021.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	September 30, 2022	March 31, 2022
Foreign currency translation adjustments	$349	$331
Unrealized gain on defined benefit plan, net	322	327
Accumulated other comprehensive income	$671	$658
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2022	2021	2022	2021
Focused commingled funds	$51,553	$28,500	$104,295	$52,650
SMAs	52,179	42,510	102,639	83,115
Advisory and other services	13,788	12,380	26,772	25,635
Fund reimbursement revenues	1,601	193	2,147	244
Total management and advisory fees, net	$119,121	$83,583	$235,853	$161,644

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2022	2021	2022	2021
SMAs	$5,365	$1,793	$5,365	$5,905
Focused commingled funds	—	3	—	73
Total incentive fees	$5,365	$1,796	$5,365	$5,978

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocations	2022	2021	2022	2021
SMAs	$(120,451)	$129,829	$(158,576)	$302,622
Focused commingled funds	(33,858)	66,557	(36,076)	120,126
Total carried interest allocations	$(154,309)	$196,386	$(194,652)	$422,748

	Three Months Ended September 30,		Six Months Ended September 30,
Legacy Greenspring Carried Interest Allocations	2022	2021	2022	2021
SMAs	$—	$—	$—	$—
Focused commingled funds(1)	(128,672)	—	(282,279)	—
Total legacy Greenspring carried interest allocations	$(128,672)	$—	$(282,279)	$—
_______________________________
(1)The three and six months ended September 30, 2022 reflect the net effect of gross realized carried interest allocations of $10.6 million and $40.1 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods. The three and six months ended September 30, 2021 reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
The decrease in carried interest allocations for the three and six months ended September 30, 2022 and 2021 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2022	2021	2022	2021
United States	$(91,647)	$60,985	$(198,597)	$111,640
Non-U.S. countries	(66,848)	220,780	(37,116)	478,730
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and six months ended September 30, 2022 and 2021, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of September 30, 2022 and March 31, 2022, the Company had $20.8 million and $19.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2022, the Company had recognized $4.9 million as revenue from amounts included in the deferred revenue balance as of March 31, 2022.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE) and legacy Greenspring general partner entities. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,101.8 million and $1,435.2 million as of September 30, 2022 and March 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $871.7 million and $1,181.2 million as of September 30, 2022 and March 31, 2022, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2022 and March 31, 2022, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	September 30, 2022	March 31, 2022
Investments in funds	$106,977	$107,045
Legacy Greenspring investments in funds	173,443	194,480
Due from affiliates, net	12,426	18,830
Less: Amounts attributable to non-controlling interests in subsidiaries	15,601	13,832
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	173,443	194,480
Maximum exposure to loss	$103,802	$112,043
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
The Company’s equity method investments consist of the following:

	As of
	September 30, 2022	March 31, 2022
Investments in funds	$106,977	$107,045
Accrued carried interest allocations	1,189,323	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	991,116	1,334,581
Total investments	$2,287,416	$2,922,141
_______________________________
(1)Reflects investments in funds of $173.4 million and $194.5 million and carried interest allocations of $817.7 million and $1,140.1 million as of September 30, 2022 and March 31, 2022, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Carried interest allocations	$(154,309)	$196,386	$(194,652)	$422,748
Investment income (loss)	(3,691)	7,187	(4,792)	13,611
Legacy Greenspring carried interest allocations	(128,672)	—	(282,279)	—
Legacy Greenspring investment loss	(15,357)	—	(23,961)	—
Total equity method income (loss)	$(302,029)	$203,573	$(505,684)	$436,359
The decrease in carried interest allocations for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021 was primarily attributable to unrealized depreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of September 30, 2022 and March 31, 2022, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 23% and 25%, respectively, of the total accrued carried interest allocations balance as of those dates. As of September 30, 2022 and March 31, 2022, the Company’s investments in three commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 37% and 39%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of September 30, 2022 and March 31, 2022, $625.4 million and $770.0 million, respectively, were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of September 30, 2022 and March 31, 2022, $817.7 million and $1,140.1 million, respectively, were payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $173.4 million and $194.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2022 and March 31, 2022 and for the three and six months ended September 30, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these liabilities within the fair value hierarchy as of the dates presented:

	As of September 30, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$35,656	$35,656
Total liabilities	$—	$—	$35,656	$35,656

	As of March 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$28,025	$28,025
Total liabilities	$—	$—	$28,025	$28,025
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2022 and 2021.
The changes in the fair value of Level III financial instruments are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Contingent Consideration Liability
Balance, beginning of period:	$31,121	$1,306	$28,025	$1,541
Additions	—	17,769	—	17,769
Change in fair value	4,704	—	7,960	—
Settlements	(169)	(224)	(329)	(459)
Balance, end of period:	$35,656	$18,851	$35,656	$18,851

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$4,704	$—	$7,960	$—
In connection with the Greenspring acquisition, the Company recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021. See note 14 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The fair value of the contingent consideration liabilities are based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the future expected revenues and the discount rates applied to the expected future revenues and payments of obligations, which ranged from 8% to 10% as of September 30, 2022. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income. In February 2022, the Company amended the contingent consideration arrangement in respect of the Greenspring acquisition whereby a portion of the contingent consideration liability otherwise payable to the sellers will be used to fund compensation arrangements with certain employees of the Company, which will be payable following the end of the earn-out period. As a result, the contingent consideration liability is recorded net of the fair value of amounts payable to certain employees.
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	September 30, 2022	March 31, 2022
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	9,537	9,537
Less: Accumulated amortization	(81,804)	(60,063)
Intangible assets, net	$376,385	$398,126
Amortization expense related to intangible assets was $10.9 million and $1.9 million for the three months ended September 30, 2022 and 2021, respectively, and $21.7 million and $2.5 million for the six months ended September 30, 2022 and 2021, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At September 30, 2022, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2023	$21,741
FY2024	42,645
FY2025	41,955
FY2026	41,764
FY2027	41,730
Thereafter	186,550
Total	$376,385
The carrying value of goodwill was $580.5 million as of September 30, 2022 and $580.5 million as of March 31, 2022. The Company determined there was no indication of goodwill impairment as of September 30, 2022 and March 31, 2022.
8. Debt Obligations
In September 2021, the Company entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of September 30, 2022, the Company had $63.1 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	September 30, 2022	March 31, 2022
Revolver	$65,000	$65,000
Less: Debt issuance costs	(1,885)	(2,121)
Total debt obligations	$63,115	$62,879
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of September 30, 2022 was 5.13%.

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
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of September 30, 2022, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2022, the Company had outstanding letters of credit totaling $2.6 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2022	2,087,324	$20.40
Granted	16,429	$28.91
Vested	(597,698)	$(18.49)
Forfeited	(33,891)	$(21.91)
Balance as of September 30, 2022	1,472,164	$21.36
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
As of September 30, 2022, there were 2,566,566 Class B2 units outstanding. During the six months ended September 30, 2022, none of the outstanding Class B2 units were forfeited. As of September 30, 2022, 1,048,014 Class B2 units were unvested and 1,518,552 Class B2 units were vested.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of September 30, 2022, $33.2 million of unrecognized non-cash compensation expense in respect of RSUs and Class B2 units remained to be recognized over a weighted-average period of approximately 3.1 years.
10.    Income Taxes
In connection with the exchanges of Class B units of the Partnership for Class A common stock by certain limited partners of the Partnership, the Company recorded an increase to deferred tax assets of $0.9 million, and a net increase in the valuation allowance of $0.5 million. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $0.9 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. The Company made no payments during the three months ended September 30, 2022 and 2021, and $4.8 million and $0.6 million during the six months ended September 30, 2022 and 2021, respectively, under the Tax Receivable Agreements. As of September 30, 2022, the Company’s total Tax Receivable Agreements liability was $194.8 million. See note 12 for more information.
The Company’s effective tax rate was 10.0% and (12.4)% for the three months ended September 30, 2022 and 2021, respectively, and 6.5% and 0.1% for the six months ended September 30, 2022 and 2021, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate. The primary rate difference for the three and six months ended September 30, 2022 and 2021 relates to a portion of income that was allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, during the three and six months ended September 30, 2021, the Company recorded a benefit of $25.3 million, or 22.2% and 9.9%, respectively, related to the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of September 30, 2022, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and six months ended September 30, 2022 and 2021. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(29,221)	$62,074	$(40,261)	$103,724
Incremental income from assumed vesting of RSUs	—	1,856	—	2,797
Incremental income from assumed vesting and exchange of Class B2 units	—	2,693	—	4,519
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(29,221)	$66,623	$(40,261)	$111,040

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	61,407,834	41,745,492	61,276,707	40,401,379
Assumed vesting of RSUs	—	1,691,661	—	1,523,631
Assumed vesting and exchange of Class B2 units	—	2,471,208	—	2,480,045
Weighted-average shares of Class A common stock outstanding – Diluted	61,407,834	45,908,361	61,276,707	44,405,055

Net income (loss) per share of Class A common stock:
Basic	$(0.48)	$1.49	$(0.66)	$2.57
Diluted	$(0.48)	$1.45	$(0.66)	$2.50
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
The calculation of diluted earnings per share excludes 46,716,897 Class B units and 2,928,824 Class C units of the Partnership outstanding as of September 30, 2022, and 52,393,112 Class B units and 3,071,519 Class C units of the Partnership outstanding as of September 30, 2021, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The calculation of diluted earnings per share for the three and six months ended September 30, 2022 excludes 1,472,164 shares of Class A common stock, 2,566,566 Class B2 units and 23,418 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $78.1 million and $51.0 million for the three months ended September 30, 2022 and 2021, respectively, and $157.5 million and $96.9 million for the six months ended September 30, 2022 and 2021, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $(154.3) million and $196.4 million for the three months ended September 30, 2022 and 2021, respectively, and $(194.7) million and $422.7 million for the six months ended September 30, 2022 and 2021, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(128.7) million and $(282.3) million for the three and six months ended September 30, 2022, respectively, and $0 million for both the three and six months ended September 30, 2021. The three and six months ended September 30, 2021 reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, and amounts due from employees, as set forth below.

	As of
	September 30, 2022	March 31, 2022
Amounts receivable from StepStone Funds	$12,503	$19,027
Amounts receivable from employees	1,013	342
Total due from affiliates	$13,516	$19,369
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	September 30, 2022	March 31, 2022
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$194,792	$197,204
Amounts payable to StepStone Funds	77	198
Distributions payable to certain employee equity holders of consolidated subsidiaries	1,541	1,953
Total due to affiliates	$196,410	$199,355

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company made no payments during the three months ended September 30, 2022 and 2021 and $4.8 million and $0.6 million for the six months ended September 30, 2022 and 2021, respectively, under the Tax Receivable Agreements.
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	61,141,306	47,149,673
Class A common stock issued in exchange for Class B partnership units	432,776	(432,776)
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	487,345	—
September 30, 2022	62,061,427	46,716,897
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of September 30, 2022, no shares of preferred stock were issued or outstanding.
In September 2022, the Company issued 175,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 175,000 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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
On August 4, 2022, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, which was paid on September 15, 2022 to holders of record at the close of business on August 31, 2022.
14.    Business Combinations
Greenspring Acquisition
On September 20, 2021, the Company completed the acquisition of 100% of the equity of Greenspring Associates, Inc. and certain of its affiliates (collectively, “Greenspring”) in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership (the “Greenspring acquisition”), in each case subject to certain adjustments (including customary adjustments for cash, debt, debt-like items, transaction expenses and net working capital at closing). The transaction agreement also provides for the payment of an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The results of Greenspring’s operations have been included in the condensed consolidated financial statements effective September 20, 2021. The acquisition of Greenspring expanded the Company’s leadership in private markets solutions, providing added scale in venture capital and growth equity, and offering clients expanded access to the global innovation economy.

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
The Company allocated $320.5 million and $96.7 million of the purchase price to the fair value of contractual rights and client relationships, respectively, which is being amortized over a weighted-average amortization period of 10.0 years. The $573.8 million of goodwill primarily related to Greenspring’s assembled workforce and business synergies expected to be realized from the transaction. This goodwill is not deductible for tax purposes.
The amount of revenues and net income of Greenspring (including amounts attributable to legacy Greenspring entities) from the acquisition date of September 20, 2021 to September 30, 2021 were approximately $2.3 million and $1.0 million, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following supplemental unaudited pro forma information assumes the Greenspring acquisition, as well as the Reorganization and IPO, had been consummated as of April 1, 2020:

	Three Months Ended September 30, 2021	Six Months Ended September 30, 2021
Revenues	$552,671	$1,079,820
Net income attributable to StepStone Group Inc.	40,068	88,179
The Company’s fiscal year ends on March 31, and prior to the transaction, Greenspring’s fiscal year ended on December 31. To comply with SEC rules and regulations for companies with different fiscal year ends, the pro forma condensed combined financial information has been prepared utilizing periods that differ by less than 93 days. The unaudited pro forma information for the three and six months ended September 30, 2021 combines the Company’s historical unaudited condensed consolidated statements of income for the three and six months ended September 30, 2021, and Greenspring’s historical unaudited condensed combined statements of income for the three and six months ended June 30, 2021.
The supplemental unaudited pro forma information is based on estimates and assumptions believed reasonable and are not necessarily indicative of the Company’s consolidated results in future periods or the results that actually would have been realized had the Greenspring acquisition been completed to create a combined entity during the periods presented. The pro forma amounts have been calculated after reflecting the following adjustments that were directly attributable to the Reorganization, IPO, Greenspring acquisition and the related debt issuance used to fund a portion of the cash consideration, as if the transactions were consummated on April 1, 2020:
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
15.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2022.
Lease Commitments
The Company leases offices in 24 cities in the North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2032, some of which may include options to extend or terminate the lease. As of September 30, 2022, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost(1)(2)	$368	$2,686	$3,412	$5,360
Variable lease cost	273	210	497	469
Sublease income	(443)	(426)	(789)	(856)
Total lease cost	$198	$2,470	$3,120	$4,973
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)The three and six months ended September 30, 2022 include a gain of $2.7 million related to lease remeasurement adjustments due to a reduction in lease terms.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,557	$4,342
Weighted-average remaining lease term for operating leases (in years)	7.9	8.0
Weighted-average discount rate for operating leases	3.4%	2.7%

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of September 30, 2022, maturities of operating lease liabilities were as follows:

Remainder of FY2023	$6,045
FY2024	12,522
FY2025	9,702
FY2026	9,553
FY2027	8,706
Thereafter	35,157
Total lease liabilities	81,685
Less: Imputed interest	(9,601)
Total operating lease liabilities	$72,084
Unfunded Capital Commitments
As of September 30, 2022 and March 31, 2022, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $84.9 million and $68.2 million, respectively. The $84.9 million and $68.2 million of unfunded commitments as of September 30, 2022 and March 31, 2022, respectively, exclude $39.0 million and $40.5 million, respectively, related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold any direct economic interests.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $252.6 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2022 and March 31, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
16.    Subsequent Events
On November 3, 2022, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, payable on December 15, 2022 to holders of record as of the close of business on November 30, 2022.
In November 2022, the Company entered into new arrangements with an entity named Conversus Holdings LLC (“CH”), which arrangements are intended to update the legacy Conversus compensation structure to better incentivize the Conversus team to grow the platform, while ensuring the platform will remain part of StepStone going forward. Conversus is the platform established by the Company to expand access to the private markets for high-net-worth and accredited investors, and in connection with the new arrangements, both the platform and its associated retail funds are expected to be rebranded as StepStone Private Wealth. At the establishment of the platform, the Conversus management team, through CH, were provided an ability to acquire the platform from the Company in exchange for an amount which would have provided the Company a return of its initial investment plus an equity return.
As part of the new arrangements, the private wealth team will receive a profits interest in StepStone Conversus LLC (to be renamed StepStone Group Private Wealth LLC) and has entered into an option agreement which provides that, (i) StepStone has the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) CH has the right to put the profits interest to StepStone on June 30, 2026 or at the end of any fiscal quarter after, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earnout or earndown. The call or put price will be payable in cash unless the Company elects to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of the Company’s Class A Common Stock, and, in either case, rights under one or more tax receivable agreements.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2022, we oversaw approximately $602 billion of private markets allocations, including $135 billion of AUM and $467 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 24 cities across 15 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2022, we had 886 total employees, including over 310 investment professionals and 575 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $79 billion of our AUM as of September 30, 2022.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $44 billion of our AUM as of September 30, 2022.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tools, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $467 billion of our AUA and $12 billion of our AUM as of September 30, 2022.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $865 billion of client commitments as of September 30, 2022, inclusive of our combined AUM/AUA, previously exited investments and investments of former clients.
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

Recent Transactions
Greenspring Acquisition
On September 20, 2021, we completed the acquisition of 100% of the equity of Greenspring in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership, in each case subject to certain adjustments (including customary adjustments for cash, debt, debt-like items, transaction expenses and net working capital at closing). The transaction agreement also provides for the payment of an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The results of Greenspring’s operations have been included in the condensed consolidated financial statements effective September 20, 2021.
Revolving Credit Facility
In September 2021, we entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five year maturity. As of September 30, 2022, there was $63.1 million outstanding on the Revolver, net of debt issuance costs.
Equity Transactions
In June 2022, we issued 257,776 shares of Class A common stock to certain limited partners of the Partnership in exchange for 257,776 Class B units in accordance with elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
In September 2022, we issued 175,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 175,000 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
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
The diagram below illustrates our organizational structure as of September 30, 2022.
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

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of September 30, 2022 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 31.2% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital under management. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.40% of average FEAUM for the twelve months ended September 30, 2021 and 2022, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.85% and 0.85% of average FEAUM for the twelve months ended September 30, 2021 and 2022, respectively.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.51% and 0.55% of average FEAUM for the twelve months ended September 30, 2021 and 2022, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.

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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, from limited partners in the StepStone Funds to us. In connection with the Greenspring acquisition, we did not acquire any direct economic interests in the carried interest allocations of certain legacy Greenspring funds. As a result, carried interest allocations in respect of such legacy Greenspring funds have been reflected as legacy Greenspring carried interest allocations in the condensed consolidated statements of income, with a corresponding amount reflected as legacy Greenspring performance fee-related compensation as these amounts are payable to certain employees. As of September 30, 2022, we had over $59 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 165 programs.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued.
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
Other Income (Expense)
Investment income (loss) primarily represents our share of earnings (losses) from the investments we make in our SMAs and focused commingled funds. We, either directly or through our subsidiaries, generally have a general partner interest in the StepStone Funds, which invest in primary funds, secondary funds and co-investment funds, or a combination thereof. Investment income will increase or decrease based on the earnings of the StepStone Funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds. Our co-investment funds invest in underlying portfolio companies and therefore their valuation changes from period to period are more influenced by individual companies than our primary and secondary funds, which have exposures across multiple portfolio companies in underlying private markets funds. Our SMAs and focused commingled funds invest across various industries, strategies and geographies.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of September 30, 2022 reflects final data for the prior period (June 30, 2022), adjusted for net new client account activity through September 30, 2022. NAV data for underlying investments is as of June 30, 2022, as reported by underlying managers up to 100 days following June 30, 2022. When NAV data is not available by 100 days following June 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of September 30, 2022 reflects final data for the prior period (June 30, 2022), adjusted for net new client account activity through September 30, 2022. NAV data for underlying investments is as of June 30, 2022, as reported by underlying managers up to 100 days following June 30, 2022. When NAV data is not available by 100 days following June 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenues
Management and advisory fees, net	$119,121	$83,583	$235,853	$161,644
Performance fees:
Incentive fees	5,365	1,796	5,365	5,978
Carried interest allocations:
Realized	22,469	52,531	96,076	102,494
Unrealized	(176,778)	143,855	(290,728)	320,254
Total carried interest allocations	(154,309)	196,386	(194,652)	422,748
Legacy Greenspring carried interest allocations(1)	(128,672)	—	(282,279)	—
Total revenues	(158,495)	281,765	(235,713)	590,370
Expenses
Compensation and benefits:
Cash-based compensation	59,501	43,881	119,562	86,552
Equity-based compensation	3,783	3,213	7,497	6,956
Performance fee-related compensation:
Realized	13,630	26,781	55,365	52,089
Unrealized	(86,126)	74,206	(140,679)	159,778
Total performance fee-related compensation	(72,496)	100,987	(85,314)	211,867
Legacy Greenspring performance fee-related compensation(1)	(128,672)	—	(282,279)	—
Total compensation and benefits	(137,884)	148,081	(240,534)	305,375
General, administrative and other	33,733	25,320	67,965	41,750
Total expenses	(104,151)	173,401	(172,569)	347,125
Other income (expense)
Investment income (loss)	(3,691)	7,187	(4,792)	13,611
Legacy Greenspring investment loss(1)	(15,357)	—	(23,961)	—
Interest income	356	206	367	286
Interest expense	(817)	(88)	(1,404)	(94)
Other loss	(634)	(1,952)	(1,738)	(2,389)
Total other income (expense)	(20,143)	5,353	(31,528)	11,414
Income (loss) before income tax	(74,487)	113,717	(94,672)	254,659
Income tax expense (benefit)	(7,422)	(14,145)	(6,136)	278
Net income (loss)	(67,065)	127,862	(88,536)	254,381
Less: Net income attributable to non-controlling interests in subsidiaries	8,690	6,032	16,261	11,646
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(15,357)	—	(23,961)	—
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(31,177)	59,756	(40,575)	139,011
Net income (loss) attributable to StepStone Group Inc.	$(29,221)	$62,074	$(40,261)	$103,724
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. The three and six months ended September 30, 2021 reflects the net effect of gross realized gains and the reversal of such amounts in unrealized gains. See notes 3, 5 and 14 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Total revenues decreased $440.3 million to $(158.5) million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to a decrease in carried interest allocations and the inclusion of legacy Greenspring carried interest allocations, partially offset by higher net management and advisory fees and incentive fees.
Net management and advisory fees increased $35.5 million, or 43%, to $119.1 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was driven by new client activity and a 45% growth in average FEAUM (or 26% excluding the impact of Greenspring) across the platform. The three months ended September 30, 2021 included retroactive fees of $2.3 million from additional closings of StepStone Tactical Growth Fund III (“STGF III”). For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $3.6 million, or 199%, to $5.4 million for the three months ended September 30, 2022 as compared to $1.8 million for the three months ended September 30, 2021 reflecting higher realization activity.
Realized carried interest allocation revenues decreased $30.1 million, or 57%, to $22.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $22.5 million, unrealized carried interest allocation revenues decreased $350.7 million to $(154.3) million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The decrease in unrealized carried interest allocations for the three months ended September 30, 2022 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues of $(128.7) million for the three months ended September 30, 2022 reflect gross realized carried interest allocations of $10.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(139.2) million. The three months ended September 30, 2021 reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
Total revenues decreased $826.1 million to $(235.7) million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, due to a decrease in carried interest allocations and the inclusion of legacy Greenspring carried interest allocations, partially offset by higher net management and advisory fees.
Net management and advisory fees increased $74.2 million, or 46%, to $235.9 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase was driven by new client activity and a 47% growth in average FEAUM (or 25% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.4 million from the final closing of StepStone Capital Partners V. The six months ended September 30, 2021 included retroactive fees of $3.1 million from additional closings of STGF III. For new investors, fees relating to periods prior to the closing date are considered retroactive.

Incentive fees decreased $0.6 million, or 10%, to $5.4 million for the six months ended September 30, 2022 as compared to $6.0 million for the six months ended September 30, 2021.
Realized carried interest allocation revenues decreased $6.4 million, or 6%, to $96.1 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $96.1 million, unrealized carried interest allocation revenues decreased $617.4 million to $(194.7) million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The decrease in unrealized carried interest allocations for the six months ended September 30, 2022 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues of $(282.3) million for the six months ended September 30, 2022 reflect gross realized carried interest allocations of $40.1 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(322.4) million. The six months ended September 30, 2021 reflect the net effect of gross realized carried interest allocations of $3.0 million and the reversal of such amounts in unrealized carried interest allocations for the period from September 20, 2021 to September 30, 2021.
Expenses
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Total expenses decreased $277.6 million to $(104.2) million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to decreases in performance fee-related compensation and the inclusion of legacy Greenspring performance fee-related compensation, partially offset by increases in cash-based compensation, general, administrative and other expenses, and equity-based compensation.
Cash-based compensation increased $15.6 million, or 36%, to $59.5 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to increased staffing and compensation levels. Our average full-time headcount increased 44% (or 27% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $0.6 million, or 18%, to $3.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Performance fee-related compensation expense decreased $173.5 million to $(72.5) million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation decreased $13.2 million, or 49%, to $13.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily reflecting lower realization activity.
Legacy Greenspring performance fee-related compensation expense of $(128.7) million for the three months ended September 30, 2022 reflects gross realized performance fee-related compensation expense of $10.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(139.2) million. The three months ended September 30, 2021 reflects the net effect of gross realized performance fee-related compensation expense of $3.0 million and the reversal of such amounts in unrealized performance fee-related compensation expense for the period from September 20, 2021 to September 30, 2021.

General, administrative and other expenses increased $8.4 million, or 33%, to $33.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The overall increase primarily reflected increases of $9.0 million in amortization expense for intangibles, $4.7 million in loss on change in fair value for contingent consideration obligation, $2.9 million of travel and associated costs for investment evaluation and client service, $1.6 million in professional fees, $1.3 million in information and technology expenses and other general operating expenses, partially offset by a decrease in transaction costs of $10.3 million and a gain of $2.7 million within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms.
Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
Total expenses decreased $519.7 million to $(172.6) million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, due to decreases in performance fee-related compensation and the inclusion of legacy Greenspring performance fee-related compensation, partially offset by increases in cash-based compensation, general, administrative and other expenses, and equity-based compensation.
Cash-based compensation increased $33.0 million, or 38%, to $119.6 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, due to increased staffing and compensation levels. Our average full-time headcount increased 40% (or 22% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $0.5 million, or 8%, to $7.5 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021.
Performance fee-related compensation expense decreased $297.2 million to $(85.3) million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation increased $3.3 million, or 6%, to $55.4 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily reflecting realized carried interest allocations recognized in the current year period from certain funds for which a higher portion is paid to employees as realized performance fee-related compensation.
Legacy Greenspring performance fee-related compensation expense of $(282.3) million for the six months ended September 30, 2022 reflects gross realized performance fee-related compensation expense of $40.1 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(322.4) million. The six months ended September 30, 2021 reflects the net effect of gross realized performance fee-related compensation expense of $3.0 million and the reversal of such amounts in unrealized performance fee-related compensation expense for the period from September 20, 2021 to September 30, 2021.
General, administrative and other expenses increased $26.2 million, or 63%, to $68.0 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The overall increase primarily reflected increases of $19.2 million in amortization expense for intangibles, $8.0 million in loss on change in fair value for contingent consideration obligation, $5.6 million of travel and associated costs for investment evaluation and client service, $2.7 million in information and technology expenses, $2.6 million in professional fees, and other general operating expenses, partially offset by a decrease in transaction costs of $13.8 million and a gain of $2.7 million within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms.

Other Income (Expense)
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Investment income decreased $10.9 million to a loss of $3.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss of $15.4 million for the three months ended September 30, 2022 reflects gross realized investment income of $1.8 million and unrealized investment income, net of the reversal of realized investment loss, of $17.1 million. The three months ended September 30, 2021 reflects the net effect of gross realized investment income of $1.4 million and the reversal of such amounts in unrealized investment income for the period from September 20, 2021 to September 30, 2021.
Interest income increased $0.2 million, or 73%, to $0.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Interest expense increased $0.7 million, or 828%, to $0.8 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily due to a full period of interest on the average outstanding balances under the Revolver during the current period, as compared with a partial period of interest on the average outstanding balances under the Revolver during the prior period.
Other loss decreased $1.3 million, or 68%, to $0.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily reflecting the inclusion of losses related to adjustments for the Tax Receivable Agreements in the prior year period and no comparable losses in the current year period.
Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
Investment income decreased $18.4 million to a loss of $4.8 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss of $24.0 million for the six months ended September 30, 2022 reflects gross realized investment income of $3.4 million and unrealized investment income, net of the reversal of realized investment loss, of $(27.3) million. The six months ended September 30, 2021 reflects the net effect of gross realized investment income of $1.4 million and the reversal of such amounts in unrealized investment income for the period from September 20, 2021 to September 30, 2021.
Interest income increased $0.1 million, or 28%, to $0.4 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021.
Interest expense increased $1.3 million, or 1,394%, to $1.4 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase was primarily due to a full period of interest on the average outstanding balances under the Revolver during the current period, as compared with a partial period of interest on the average outstanding balances under the Revolver during the prior period.
Other loss decreased $0.7 million, or 27%, to $1.7 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily reflecting the inclusion of losses related to adjustments for the Tax Receivable Agreements in the prior year period and no comparable losses in the current year period, partially offset by higher net foreign currency transaction losses.

Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 10.0% and (12.4)% for the three months ended September 30, 2022 and 2021, respectively, and 6.5% and 0.1% for the six months ended September 30, 2022 and 2021, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate. The primary rate difference for the three and six months ended September 30, 2022 and 2021 relates to a portion of income that is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, during the three and six months ended September 30, 2021, we recorded a benefit of $25.3 million, or 22.2% and 9.9%, respectively, related to the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition.
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Income tax benefit decreased $6.7 million, or 48%, to $7.4 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to the significant benefit recognized as a result of the release of the valuation allowance for the three months ended September 30, 2021 and no comparable benefit for the three months ended September 30, 2022.
Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
Income tax expense decreased $6.4 million to an income tax benefit of $6.1 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The decrease in tax expense was primarily driven by pre-tax net loss for the six months ended September 30, 2022.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $2.7 million, or 44%, to $8.7 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $4.6 million, or 40%, to $16.3 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net loss attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $15.4 million and $0 million for the three months ended September 30, 2022 and 2021, respectively, and $24.0 million and $0 million for the six months ended September 30, 2022 and 2021, respectively.

Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(31.2) million and $59.8 million for the three months ended September 30, 2022 and 2021, respectively, and $(40.6) million and $139.0 million for the six months ended September 30, 2022 and 2021, respectively.
Operating Metrics
Assets Under Management
AUM was $121 billion as of September 30, 2021, $134 billion as of March 31, 2022 and $135 billion as of September 30, 2022.
Assets Under Advisement
Assets related to our advisory accounts were $397 billion as of September 30, 2021, $436 billion as of March 31, 2022 and $467 billion as of September 30, 2022.
Fee-Earning AUM
Three Months Ended September 30, 2022
FEAUM increased approximately $2 billion, or 2%, to $80 billion as of September 30, 2022 as compared to $79 billion as of June 30, 2022. Of the increase, approximately $1 billion was from SMAs and approximately $1 billion was from focused commingled funds.
Six Months Ended September 30, 2022
FEAUM increased $5 billion, or 7%, to $80 billion as of September 30, 2022 as compared to $75 billion as of March 31, 2022. Of the increase, approximately $3 billion was from SMAs and approximately $2 billion was from focused commingled funds.

	Three Months Ended September 30, 2022			Six Months Ended September 30, 2022
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$52,198	$26,352	$78,550	$49,586	$25,587	$75,173
Contributions(1)	1,760	1,139	2,899	5,131	2,299	7,430
Distributions(2)	(588)	(304)	(892)	(1,033)	(686)	(1,719)
Market value, FX and other(3)	(489)	49	(440)	(803)	36	(767)
Ending balance	$52,881	$27,236	$80,117	$52,881	$27,236	$80,117
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2022	March 31, 2022	September 30, 2021
FEAUM
Private equity	$42,781	$40,396	$37,953
Infrastructure	18,592	17,737	13,238
Private debt	13,377	12,216	10,990
Real estate	5,367	4,824	4,499
Total	$80,117	$75,173	$66,680

	As of
	September 30, 2022	March 31, 2022	September 30, 2021
Weighted-average fee rate(1)
Private equity(2)	0.67%	0.64%	0.62%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.40%	0.41%
Total	0.55%	0.52%	0.51%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented, and is inclusive of any retroactive fees for such period.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
(3)The change in weighted-average fee rates primarily reflected the timing of new funds and shifts in asset class mix.
Undeployed Fee-Earning Capital
As of September 30, 2022, we had $16.5 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.

Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Management and advisory fees, net	$119,121	$83,583	$235,853	$161,644
Less:
Adjusted cash-based compensation	58,761	43,881	118,131	86,445
Adjusted equity-based compensation	658	115	1,301	223
Adjusted general, administrative and other	20,658	13,182	40,760	25,444
Fee-related earnings	39,044	26,405	75,661	49,532
Plus:
Realized carried interest allocations	22,469	52,531	96,076	102,494
Incentive fees	5,365	1,796	5,365	5,978
Deferred incentive fees	3,683	1,769	3,683	5,811
Realized investment income	2,104	2,423	4,073	4,834
Interest income	356	206	367	286
Other loss(1)	(634)	(561)	(1,738)	(998)
Less:
Realized performance fee-related compensation(2)	13,630	26,781	55,365	52,089
Interest expense	817	88	1,404	94
Income attributable to non-controlling interests in subsidiaries:
Fee-related earnings attributable to non-controlling interests in subsidiaries(3)	10,149	5,853	18,663	11,376
Non fee-related earnings (losses) attributable to non-controlling interests in subsidiaries(4)	(164)	52	(562)	249
Pre-tax adjusted net income	47,955	51,795	108,617	104,129
Less: Income taxes(5)	10,694	11,680	24,222	23,481
Adjusted net income	$37,261	$40,115	$84,395	$80,648
_______________________________
(1)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the three and six months ended September 30, 2021).
(2)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $0.2 million for the six months ended September 30, 2022 and 2021, respectively).
(3)Reflects the portion of fee-related earnings of our subsidiaries attributable to non-controlling interests.
(4)Reflects components of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests other than fee-related earnings, including incentive fees and related compensation, realized investment income, net interest expense and other income (loss).

(5)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax adjusted net income for the three and six months ended September 30, 2022, and a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and six months ended September 30, 2021. The 22.3% rate for the three and six months ended September 30, 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%, and the 22.6% rate for the three and six months ended September 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%.
Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Adjusted revenues increased $11.0 million, or 8%, to $150.6 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily reflecting increases in net management and advisory fees, partially offset by lower realized carried interest allocation revenues.
ANI decreased $2.9 million, or 7%, to $37.3 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily due to lower net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and a higher allocation of income to non-controlling interests. The decrease was partially offset by the increase in FRE as discussed below.
Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
Adjusted revenues increased $65.1 million, or 24%, to $341.0 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily reflecting increases in net management and advisory fees, partially offset by lower realized carried interest allocation revenues.
ANI increased $3.7 million, or 5%, to $84.4 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily due to the increase in FRE as discussed below. The increase was partially offset by lower net realized performance fee-related earnings and a higher allocation of income to non-controlling interests.

Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)
Adjusted net income	$37,261	$40,115	$84,395	$80,648

Weighted-average shares of Class A common stock outstanding – Basic	61,407,834	41,745,492	61,276,707	40,401,379
Assumed vesting of RSUs	913,479	1,691,661	856,217	1,523,631
Assumed vesting and exchange of Class B2 units	2,466,194	2,471,208	2,457,561	2,480,045
Exchange of Class B units in the Partnership(1)	46,889,995	54,457,705	47,017,716	55,112,174
Exchange of Class C units in the Partnership(2)	2,928,824	333,861	2,928,824	167,843
Adjusted shares	114,606,326	100,699,927	114,537,025	99,685,072

Adjusted net income per share	$0.33	$0.40	$0.74	$0.81
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
Fee-Related Earnings
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
FRE increased $12.6 million, or 48%, to $39.0 million for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted equity-based compensation and adjusted general, administrative and other expenses.
Six Months Ended September 30, 2022 Compared to Six Months Ended September 30, 2021
FRE increased $26.1 million, or 53%, to $75.7 million for the six months ended September 30, 2022 as compared to the six months ended September 30, 2021, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted equity-based compensation and adjusted general, administrative and other expenses.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Total revenues	$(158,495)	$281,765	$(235,713)	$590,370
Unrealized carried interest allocations	176,778	(143,855)	290,728	(320,254)
Deferred incentive fees	3,683	1,769	3,683	5,811
Legacy Greenspring carried interest allocations	128,672	—	282,279	—
Adjusted revenues	$150,638	$139,679	$340,977	$275,927
The table below shows a reconciliation of expenses to adjusted expenses.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cash-based compensation	$59,501	$43,881	$119,562	$86,552
Adjustments(1)	(740)	—	(1,431)	(107)
Adjusted cash-based compensation	$58,761	$43,881	$118,131	$86,445

Equity-based compensation	$3,783	$3,213	$7,497	$6,956
Adjustments(2)	(3,125)	(3,098)	(6,196)	(6,733)
Adjusted equity-based compensation	$658	$115	$1,301	$223

General, administrative and other	$33,733	$25,320	$67,965	$41,750
Adjustments(3)	(13,075)	(12,138)	(27,205)	(16,306)
Adjusted general, administrative and other	$20,658	$13,182	$40,760	$25,444
______________________________
(1)Reflects the removal of severance and compensation paid to certain employees as part of an acquisition earn-out.
(2)Reflects the removal of equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Reflects the removal of lease remeasurement adjustments, accelerated depreciation of leasehold improvements for changes in lease terms, amortization of intangibles, transaction-related costs and other non-core operating income and expenses.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income (loss) before income tax	$(74,487)	$113,717	$(94,672)	$254,659
Net income attributable to non-controlling interests in subsidiaries(1)	(9,985)	(5,905)	(18,101)	(11,625)
Net loss attributable to non-controlling interests in legacy Greenspring entities	15,357	—	23,961	—
Unrealized carried interest allocations	176,778	(143,855)	290,728	(320,254)
Unrealized performance fee-related compensation	(86,126)	74,206	(140,679)	159,778
Unrealized investment (income) loss	5,795	(4,764)	8,865	(8,777)
Deferred incentive fees	3,683	1,769	3,683	5,811
Equity-based compensation(2)	3,125	3,098	6,196	6,733
Amortization of intangibles	10,870	1,870	21,741	2,490
Tax Receivable Agreements adjustments through earnings	—	1,391	—	1,391
Non-core items(3)	2,945	10,268	6,895	13,923
Pre-tax adjusted net income	47,955	51,795	108,617	104,129
Income taxes(4)	(10,694)	(11,680)	(24,222)	(23,481)
Adjusted net income	37,261	40,115	84,395	80,648
Income taxes(4)	10,694	11,680	24,222	23,481
Realized carried interest allocations	(22,469)	(52,531)	(96,076)	(102,494)
Realized performance fee-related compensation(5)	13,630	26,781	55,365	52,089
Realized investment income	(2,104)	(2,423)	(4,073)	(4,834)
Incentive fees	(5,365)	(1,796)	(5,365)	(5,978)
Deferred incentive fees	(3,683)	(1,769)	(3,683)	(5,811)
Interest income	(356)	(206)	(367)	(286)
Interest expense	817	88	1,404	94
Other loss(6)	634	561	1,738	998
Net income attributable to non-controlling interests in subsidiaries(1)	9,985	5,905	18,101	11,625
Fee-related earnings	$39,044	$26,405	$75,661	$49,532
_______________________________
(1)Reflects the portion of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO.
(3)Includes (income) expense related to transaction costs ($10.3 million and $13.8 million for the three and six months ended September 30, 2021, respectively), lease remeasurement adjustments ($(2.7) million for the three and six months ended September 30, 2022), accelerated depreciation of leasehold improvements for changes in lease terms ($0.2 million for the three and six months ended September 30, 2022), severance costs ($0.1 million for the three months ended September 30, 2022, and $0.2 million and $0.1 million for the six months ended September 30, 2022 and 2021, respectively), loss on change in fair value for contingent consideration obligation ($4.7 million and $8.0 million for the three and six months ended September 30, 2022, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.6 million and $1.3 million for the three and six months ended September 30, 2022, respectively) and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax adjusted net income for the three and six months ended September 30, 2022, and a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and six months ended September 30, 2021. The 22.3% rate for the three and six months ended September 30, 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%, and the 22.6% rate for the three and six months ended September 30, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.4 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $6.8 million and $0.2 million for the six months ended September 30, 2022 and 2021, respectively).
(6)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the three and six months ended September 30, 2021).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through June 30, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2022;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2022 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,4)	NET IRR(2)	NET TVM(2)	INVESTMENT STRATEGY(3,5)	NET IRR(2)	INVESTMENT STRATEGY(3,7)	IRR(7)
Primaries	18.1%	1.6x	Core/Core+ fund investments	9.5%	1.6x	Primaries	11.8%	Direct lending (Gross)(8)	7.2%
Secondaries	18.9%	1.5x	Value-add/opportunistic fund investments	10.5%	1.4x	Secondaries	13.2%	Distressed debt (Gross)(8)	9.8%
Co-investments	21.0%	1.7x	Real estate debt fund investments	6.2%	1.2x	Co-investments(6)	9.5%	Other (Gross)(8,9)	7.2%
			Value-add/opportunistic secondaries & co-investments	16.4%	1.3x			Private debt gross track record(8)	7.7%
								Private debt net track record	6.9%
_______________________________
(1)Private Equity includes 1,411 investments totaling $145.5 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million, (ii) all client-directed private equity investments (175 investments totaling $22.4 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, and (iv) Greenspring investments until the data integration is completed.
(2)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate):
i.Primaries: 25 basis points of net invested capital for management fee, applied quarterly.
ii.Secondaries: 125 basis points (60 basis points for Infrastructure) on capital commitments in years 1 through 4 for management fee, applied quarterly. In year 5, management fees step down to 90% of the previous year’s fee.
iii.Co-investments: 100 basis points and 50 basis points for co-investments and direct asset management investments, respectively, on net committed capital for management fees, charged quarterly.
iv.All investment types assess 5 basis points of capital commitments for fund expenses, applied quarterly, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
v.Private Equity and Infrastructure secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle. Real Estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle.

Net IRR and Net TVM for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of June 30, 2022, as reported by underlying managers up to 100 days following June 30, 2022. For investment returns where NAV data is not available by 100 days following June 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
(4)Real Estate includes 452 investments totaling $70.0 billion of capital commitments and excludes (i) all client-directed real estate investments (66 investments totaling $10.4 billion of capital commitments), (ii) eight secondary/co-investment core/core+ or credit investments, totaling $589.7 million, (iii) four advisory fund investments totaling $463.6 million, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(5)Infrastructure includes 196 investments totaling $40.7 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition totaling $501.9 million, (ii) all client-directed infrastructure investments (20 investments totaling $3.7 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Includes asset management investments.
(7)Private Debt includes 748 investments totaling $39.1 billion of capital commitments and excludes (i) all client-directed debt investments (26 client-directed investments, totaling $2.0 billion of capital commitments), and (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly NAV for management fee. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital. Investment returns reflect NAV data for underlying investments as of June 30, 2022, as reported by underlying managers up to 100 days following June 30, 2022. For investment returns where NAV data is not available by 100 days following June 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
(8)Subset performance is presented net of fees and expenses charged by the underlying fund manager only (performance results do not reflect StepStone fees and expenses).
(9)Other includes mezzanine debt, collateralized loan obligations, private performing debt, senior/enhanced senior debt, leasing, regulatory capital, trade finance, intellectual property/royalty, multi-strategy debt, real estate debt and infrastructure debt.
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

As of September 30, 2022, we had $144.5 million of cash, cash equivalents and restricted cash and $1,296.3 million of investments in StepStone Funds, including $1,189.3 million of accrued carried interest allocations, against $63.1 million in debt obligations, net of debt issuance costs, and $625.4 million in accrued carried interest-related compensation payable.
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
Cash Flows
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by operating activities	$145,714	$135,500
Net cash used in investing activities	(17,312)	(189,997)
Net cash provided by (used in) financing activities	(102,849)	46,471
Effect of exchange rate changes	1,481	194
Net increase (decrease) in cash, cash equivalents and restricted cash	$27,034	$(7,832)
Operating Activities
Operating activities provided $145.7 million and $135.5 million of cash for the six months ended September 30, 2022 and 2021, respectively. For the six months ended September 30, 2022 and 2021, respectively, these amounts primarily consisted of the following:
•net income (loss), after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $120.8 million and $93.9 million; and
•net change in operating assets and liabilities of $24.9 million and $41.6 million.
Investing Activities
Investing activities used $17.3 million and $190.0 million of cash for the six months ended September 30, 2022 and 2021, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $8.9 million and $7.2 million;
•net contributions to investments in legacy Greenspring entities of $6.3 million and $0 million;
•purchases of fixed assets of $2.1 million and $1.3 million; and
•cash payments for acquisitions, net of cash acquired, of $0 million and $181.5 million.

Financing Activities
Financing activities provided (used) $(102.8) million and $46.5 million of cash for the six months ended September 30, 2022 and 2021, respectively, and primarily consisted of the following:
•net borrowings on revolving credit facility of $0 million and $112.6 million;
•purchase of non-controlling interests of $0 million and $3.0 million;
•payment of deferred offering costs of $0 million and $1.1 million;
•distributions to non-controlling interests of $73.8 million and $55.8 million;
•proceeds from capital contributions to legacy Greenspring entities of $8.8 million and $0 million;
•distributions to non-controlling interests in legacy Greenspring entities of $5.9 million and $0 million;
•dividends paid to common stockholders of $24.5 million and $5.6 million;
•payments for employee taxes related to the net settlement of RSUs of $2.7 million and $0 million; and
•payments to related parties under the Tax Receivable Agreements of $4.8 million and $0.6 million.
Revolving Credit Facility
In September 2021, we entered into the Credit Agreement in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of September 30, 2022, we had $63.1 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The interest rate in effect for the Revolver as of September 30, 2022 was 5.13%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of September 30, 2022, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2022, we had outstanding letters of credit totaling $2.6 million.
Equity Transactions
In June 2022, we issued 257,776 shares of Class A common stock to certain limited partners of the Partnership in exchange for 257,776 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
In September 2022, we issued 175,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 175,000 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On November 3 2022, we announced a dividend of $0.20 per share of Class A common stock, payable on December 15, 2022 to holders of record at the close of business on November 30, 2022.

The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Total dividends paid in FY2023		$0.40
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

Critical Accounting Estimates
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of September 30, 2022, NAV-based management fees represented approximately 3% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2022 would result in an approximate $1.8 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2022, we had $17.8 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment was an estimated $252.6 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds) held as of September 30, 2022, we estimate that a 10% decline in fair value of the investments would result in a $10.7 million decrease in the amount of income.
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
Interest Rate Risk
As of September 30, 2022, we had $65.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of September 30, 2022, we estimate that interest expense would increase by $0.7 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $144.5 million of cash, cash equivalents and restricted cash as of September 30, 2022, we estimate that interest income would increase by $1.4 million on an annualized basis as a result of a 100 basis point increase in interest rates.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

		Incorporated By Reference				Filed Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	8-K	3.2	9/18/2020	001-39510
10.1	Option Agreement, dated November 2, 2022	8-K	10.1	11/3/2022	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2022.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)