Form 10-Q
period 2022-12-31
StepStone Group Inc.
filed 2023-02-09
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 7, 2023, there were 62,772,922 shares of the registrant’s Class A common stock, par value $0.001, and 46,420,141 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
• references to “private markets allocations” or “total capital responsibility” refer to the aggregate amount of our assets under management (“AUM”) and our assets under advisement (“AUA”);
• references to “high-net-worth” individuals refer to individuals with net worth of over $5 million, excluding primary residence;
• references to “mass affluent” individuals refer to individuals with annual income over $200,000 or net worth between $1 million and $5 million, excluding primary residence; and
• references to “Consolidated Funds” refer to the StepStone Funds that we are required to consolidate as of the applicable reporting period.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$120,093	$116,386
Restricted cash	971	1,063
Fees and accounts receivable	42,769	34,141
Due from affiliates	35,749	19,369
Investments:
Investments in funds	109,102	107,045
Accrued carried interest allocations	1,126,386	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	888,872	1,334,581
Deferred income tax assets	49,245	27,866
Lease right-of-use assets, net	104,767	61,065
Other assets and receivables	44,013	27,426
Intangibles, net	365,515	398,126
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	19,967	—
Investments, at fair value	14,312	—
Other assets	839	—
Total assets	$3,503,142	$4,188,125
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$83,659	$80,541
Accrued compensation and benefits	78,925	39,966
Accrued carried interest-related compensation	597,298	769,988
Legacy Greenspring accrued carried interest-related compensation(1)	723,527	1,140,101
Due to affiliates	201,352	199,355
Lease liabilities	124,318	70,965
Debt obligations	83,233	62,879
Liabilities of Consolidated Funds:
Other liabilities	647	—
Total liabilities	1,892,959	2,363,795
Commitments and contingencies (Note 15)
Redeemable non-controlling interests in Consolidated Funds	4,966	—
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 62,772,922 and 61,141,306 issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	63	61
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,420,141 and 47,149,673 issued and outstanding as of December 31, 2022 and March 31, 2022, respectively	46	48
Additional paid-in capital	606,497	587,243
Retained earnings	144,500	229,615
Accumulated other comprehensive income	610	658
Total StepStone Group Inc. stockholders’ equity	751,716	817,625
Non-controlling interests in subsidiaries	34,311	32,063
Non-controlling interests in legacy Greenspring entities(1)	165,345	194,480
Non-controlling interests in the Partnership	653,845	780,162
Total stockholders’ equity	1,605,217	1,824,330
Total liabilities and stockholders’ equity	$3,503,142	$4,188,125
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	December 31, 2022	March 31, 2022
Assets
Cash and cash equivalents	$34,695	$19,386
Restricted cash	971	1,063
Fees and accounts receivable	38,999	29,060
Due from affiliates	7,517	5,252
Investments in funds	28,242	22,808
Legacy Greenspring investments in funds and accrued carried interest allocations	888,872	1,334,581
Deferred income tax assets	316	301
Lease right-of-use assets, net	16,447	17,206
Other assets and receivables	5,999	5,588
Assets of Consolidated Funds:
Cash and cash equivalents	19,967	—
Investments, at fair value	14,312	—
Other assets	839	—
Total assets	$1,057,176	$1,435,245

Liabilities
Accounts payable, accrued expenses and other liabilities	$11,883	$8,548
Accrued compensation and benefits	33,875	14,806
Legacy Greenspring accrued carried interest-related compensation	723,527	1,140,101
Due to affiliates	70	190
Lease liabilities	17,376	17,593
Liabilities of Consolidated Funds:
Other liabilities	647	—
Total liabilities	$787,378	$1,181,238
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues
Management and advisory fees, net	$128,753	$106,384	$364,606	$268,028
Performance fees:
Incentive fees	2,980	27	8,345	6,005
Carried interest allocations:
Realized	16,320	66,559	112,396	169,053
Unrealized	(63,367)	132,535	(354,095)	452,789
Total carried interest allocations	(47,047)	199,094	(241,699)	621,842
Legacy Greenspring carried interest allocations(1)	(88,921)	104,960	(371,200)	104,960
Total revenues	(4,235)	410,465	(239,948)	1,000,835
Expenses
Compensation and benefits:
Cash-based compensation	62,628	51,665	182,190	138,217
Equity-based compensation	8,108	3,407	15,605	10,363
Performance fee-related compensation:
Realized	11,726	34,033	67,091	86,122
Unrealized	(31,875)	68,368	(172,554)	228,146
Total performance fee-related compensation	(20,149)	102,401	(105,463)	314,268
Legacy Greenspring performance fee-related compensation(1)	(88,921)	104,960	(371,200)	104,960
Total compensation and benefits	(38,334)	262,433	(278,868)	567,808
General, administrative and other	43,582	30,299	111,547	72,049
Total expenses	5,248	292,732	(167,321)	639,857
Other income (expense)
Investment income (loss)	(681)	7,230	(5,473)	20,841
Legacy Greenspring investment income (loss)(1)	(8,966)	17,890	(32,927)	17,890
Investment income of Consolidated Funds	4,895	—	4,895	—
Interest income	701	43	1,068	329
Interest expense	(1,111)	(543)	(2,515)	(637)
Other income (loss)	358	(273)	(1,380)	(2,662)
Total other income (expense)	(4,804)	24,347	(36,332)	35,761
Income (loss) before income tax	(14,287)	142,080	(108,959)	396,739
Income tax expense (benefit)	(732)	15,787	(6,868)	16,065
Net income (loss)	(13,555)	126,293	(102,091)	380,674
Less: Net income attributable to non-controlling interests in subsidiaries	9,575	7,091	25,836	18,737
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(8,966)	17,890	(32,927)	17,890
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(7,617)	52,966	(48,192)	191,977
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	391	—	391	—
Net income (loss) attributable to StepStone Group Inc.	$(6,938)	$48,346	$(47,199)	$152,070
Net income (loss) per share of Class A common stock:
Basic	$(0.11)	$0.84	$(0.77)	$3.29
Diluted	$(0.11)	$0.83	$(0.77)	$3.22
Weighted-average shares of Class A common stock:
Basic	62,192,899	57,875,758	61,583,215	46,247,353
Diluted	62,192,899	61,483,233	61,583,215	50,118,482
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3, 5 and 14 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss)	$(13,555)	$126,293	$(102,091)	$380,674
Other comprehensive income (loss):
Foreign currency translation adjustment	(240)	(155)	(179)	236
Total other comprehensive income (loss)	(240)	(155)	(179)	236
Comprehensive income (loss) before non-controlling interests	(13,795)	126,138	(102,270)	380,910
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	9,457	7,014	25,748	18,856
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	(8,966)	17,890	(32,927)	17,890
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(7,671)	52,925	(48,232)	192,049
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	391	—	391	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$(7,006)	$48,309	$(47,250)	$152,115
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at September 30, 2022	$62	$47	$596,355	$164,044	$671	$28,922	$173,443	$677,565	$1,641,109
Net income (loss)	—	—	—	(6,938)	—	9,575	(8,966)	(7,617)	(13,946)
Other comprehensive loss	—	—	—	—	(68)	(118)	—	(54)	(240)
Contributed capital	—	—	—	—	—	142	1,849	20	2,011
Equity-based compensation	—	—	2,259	—	—	252	—	1,797	4,308
Distributions	—	—	—	—	—	(4,463)	(981)	(8,908)	(14,352)
Dividends declared	—	—	—	(12,606)	—	—	—	—	(12,606)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	1	(1)	(1)	—	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	8,950	—	7	1	—	(8,958)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(1,066)	—	—	—	—	—	(1,066)
Balance at December 31, 2022	$63	$46	$606,497	$144,500	$610	$34,311	$165,345	$653,845	$1,605,217

Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
Net income (loss)	—	—	—	(47,199)	—	25,836	(32,927)	(48,192)	(102,482)
Other comprehensive loss	—	—	—	—	(51)	(88)	—	(40)	(179)
Contributed capital	—	—	—	—	—	142	10,634	37	10,813
Equity-based compensation	—	—	6,385	—	—	260	—	5,160	11,805
Distributions	—	—	—	—	—	(23,903)	(6,842)	(63,254)	(93,999)
Dividends declared	—	—	—	(37,916)	—	—	—	—	(37,916)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,504)	—	—	—	—	(1,203)	(2,707)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(1)	—	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	18,821	—	3	1	—	(18,825)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(4,447)	—	—	—	—	—	(4,447)
Balance at December 31, 2022	$63	$46	$606,497	$144,500	$610	$34,311	$165,345	$653,845	$1,605,217
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

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$(102,091)	$380,674
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,308	15,289
Unrealized carried interest allocations and investment (income) loss	364,314	(466,962)
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	453,582	(94,714)
Unrealized performance fee-related compensation	(172,554)	228,146
Unrealized legacy Greenspring performance fee-related compensation	(416,574)	80,376
Amortization of deferred financing costs	354	118
Equity-based compensation	15,605	10,363
Change in deferred income taxes	(18,624)	10,216
Fair value adjustment for acquisition-related contingent consideration	9,949	1,624
Gain on remeasurement of lease liabilities	(2,709)	—
Other non-cash activities	26	1,882
Adjustments to reconcile net income (loss) to net cash provided by operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(4,895)	—
Purchases of investments of Consolidated Funds	(9,417)	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(8,628)	(274)
Due from affiliates	(16,380)	(3,213)
Other assets and receivables	(4,322)	6,808
Accounts payable, accrued expenses and other liabilities	(6,640)	(6,777)
Accrued compensation and benefits	35,159	26,075
Accrued carried interest-related compensation	(102)	(5,636)
Due to affiliates	(539)	(1,819)
Lease right-of-use assets, net and lease liabilities	1,069	(198)
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(839)	—
Other liabilities and payables	647	—
Net cash provided by operating activities	151,699	181,978
Cash flows from investing activities
Contributions to investments	(17,163)	(18,110)
Distributions received from investments	4,772	7,845
Contributions to investments in legacy Greenspring entities	(10,634)	(9,141)
Distributions received from investments in legacy Greenspring entities	2,762	1,073
Cash paid for Greenspring acquisition, net of cash acquired	—	(181,529)
Purchases of property and equipment	(3,149)	(1,644)
Other investing activities	—	31
Net cash used in investing activities	(23,412)	(201,475)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$179	$65
Proceeds from revolving credit facility	20,000	185,000
Deferred financing costs	—	(2,356)
Purchase of non-controlling interests	—	(3,046)
Payment of deferred offering costs	—	(1,285)
Payments on revolving credit facility	—	(120,000)
Distributions to non-controlling interests	(87,157)	(74,488)
Proceeds from capital contributions to legacy Greenspring entities	10,634	9,141
Distributions to non-controlling interests in legacy Greenspring entities	(6,842)	(4,624)
Dividends paid to common stockholders	(37,360)	(14,758)
Payments for employee taxes related to net settlement of RSUs	(2,707)	—
Payments to related parties under Tax Receivable Agreements	(5,973)	(713)
Other financing activities	(1)	(9)
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	4,575	—
Net cash used in financing activities	(104,652)	(27,073)
Effect of foreign currency exchange rate changes	(53)	(377)
Net increase (decrease) in cash, cash equivalents and restricted cash	23,582	(46,947)
Cash, cash equivalents and restricted cash at beginning of period	117,449	183,863
Cash, cash equivalents and restricted cash at end of period	$141,031	$136,916

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$556	$497
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(4,447)	(56,967)
Accrued deferred offering costs	—	447
Establishment of lease liabilities in exchange for lease right-of-use assets	77,731	79,629
Remeasurement of lease liabilities	(18,166)	—
Class A common stock issued for Greenspring acquisition	—	558,598
Class C Partnership units issued for Greenspring acquisition	—	135,239
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$120,093	$135,885
Restricted cash	971	1,031
Cash and cash equivalents of Consolidated Funds	19,967	—
Total cash, cash equivalents and restricted cash	$141,031	$136,916
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of December 31, 2022, SSG held approximately 56.2% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.
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
The Company has determined that certain of its operating subsidiaries, StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”), Swiss Capital Alternative Investments AG (“Swiss Capital”), and StepStone Group Private Wealth LLC (“SPW”) and certain StepStone Funds are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the condensed consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company and its subsidiaries manages or controls certain entities that constitute client investment funds that have been consolidated in the accompanying condensed consolidated financial statements (“Consolidated Funds”). Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying condensed consolidated financial statements, and amounts related to economic interests held by third-party investors are reflected as redeemable non-controlling interests in Consolidated Funds. The revenues earned by the Company as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income attributable to SSG or to Stockholders' Equity.
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
Redeemable non-controlling interests in Consolidated Funds represent the economic interests in the Consolidated Funds which are not held by SSG, but are held by the client investors in the funds. These interests are presented as redeemable non-controlling interests in Consolidated Funds within the condensed consolidated balance sheets, outside of permanent capital as the investors in these funds generally have the right to withdraw their capital, subject to the terms of the respective contractual agreements. Redeemable non-controlling interests in Consolidated Funds are allocated a share of income or loss in the respective fund in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ending December 31, 2022, the Company used the September 30, 2022 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of September 30, 2022, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2022.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility, contingent consideration and liability classified award balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration and liability classified award balances and note 8 for additional details regarding the fair value of the Company’s revolving credit facility balance.
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
Investments of Consolidated Funds
The Company’s Consolidated Funds are investment companies under GAAP and reflect their investments at estimated fair value. The Company has retained the specialized investment company accounting for the Consolidated Funds under GAAP. Investments of the Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in fair value is recognized in the condensed consolidated statements of income. In addition, the Consolidated Funds do not consolidate their majority-owned and controlled investments in underlying portfolio companies.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of December 31, 2022.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and nine months ended December 31, 2022 and 2021.
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
Incentive fees are generally calculated as a percentage of the profits (up to 15%) earned in respect of certain accounts, including certain permanent capital vehicles, for which the Company is the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in the Company’s contracts with its customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity-Based Compensation
The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the condensed consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. See note 9 for additional information regarding the Company’s accounting for equity-based awards.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	December 31, 2022	March 31, 2022
Foreign currency translation adjustments	$285	$331
Unrealized gain on defined benefit plan, net	325	327
Accumulated other comprehensive income	$610	$658
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends current guidance to provide optional practical expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that are affected by the reference rate reform. The expedients and exceptions in this update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Initially the update did not apply to contract modifications or hedging relationships entered into after December 31, 2022, but in December 2022, the FASB issued ASU 2022-06, which defers the sunset date for applying reference rate reform relief in ASC 848 to December 31, 2024. This guidance is effective for adoption anytime after March 12, 2020, but must be adopted prior to December 31, 2024. The Company is currently evaluating the impact on the condensed consolidated financial statements.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and Advisory Fees, Net	2022	2021	2022	2021
Focused commingled funds	$60,680	$46,523	$164,975	$99,173
SMAs	53,515	44,022	156,154	127,137
Advisory and other services	13,926	15,028	40,698	40,663
Fund reimbursement revenues	632	811	2,779	1,055
Total management and advisory fees, net	$128,753	$106,384	$364,606	$268,028

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive Fees	2022	2021	2022	2021
SMAs	$5	$—	$5,370	$5,905
Focused commingled funds	2,975	27	2,975	100
Total incentive fees	$2,980	$27	$8,345	$6,005

	Three Months Ended December 31,		Nine Months Ended December 31,
Carried Interest Allocations	2022	2021	2022	2021
SMAs	$(46,443)	$133,661	$(205,019)	$436,283
Focused commingled funds	(604)	65,433	(36,680)	185,559
Total carried interest allocations	$(47,047)	$199,094	$(241,699)	$621,842

	Three Months Ended December 31,		Nine Months Ended December 31,
Legacy Greenspring Carried Interest Allocations	2022	2021	2022	2021
SMAs	$—	$—	$—	$—
Focused commingled funds(1)	(88,921)	104,960	(371,200)	104,960
Total legacy Greenspring carried interest allocations	$(88,921)	$104,960	$(371,200)	$104,960
_______________________________
(1)The three months ended December 31, 2022 and 2021 reflect the net effect of gross realized carried interest allocations of $5.2 million and $24.6 million, respectively, and the nine months ended December 31, 2022 and 2021 reflect the net effect of gross realized carried interest allocations of $45.4 million and $27.6 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
The decrease in carried interest allocations and legacy Greenspring carried interest allocations for the three and nine months ended December 31, 2022 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. The increase in carried interest allocations and legacy Greenspring carried interest allocations for the three and nine months ended December 31, 2021 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues(1)	2022	2021	2022	2021
United States	$(24,883)	$170,726	$(223,480)	$282,366
Non-U.S. countries	20,648	239,739	(16,468)	718,469
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and nine months ended December 31, 2022 and 2021, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of December 31, 2022 and March 31, 2022, the Company had $19.0 million of deferred revenues in each period, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the nine months ended December 31, 2022, the Company had recognized $4.9 million as revenue from amounts included in the deferred revenue balance as of March 31, 2022.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,057.2 million and $1,435.2 million as of December 31, 2022 and March 31, 2022, respectively. The liabilities of the consolidated VIEs totaled $787.4 million and $1,181.2 million as of December 31, 2022 and March 31, 2022, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of December 31, 2022 and March 31, 2022, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	December 31, 2022	March 31, 2022
Investments in funds	$109,102	$107,045
Legacy Greenspring investments in funds	165,345	194,480
Due from affiliates, net	20,091	18,830
Less: Amounts attributable to non-controlling interests in subsidiaries	17,097	13,832
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	165,345	194,480
Maximum exposure to loss	$112,096	$112,043
5.    Investments
The Company’s investments consist of equity method investments primarily related to (i) investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest and (ii) investments of Consolidated Funds. The Company’s equity interest in its equity method investments in the StepStone Funds typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the condensed consolidated statements of income. Investment income attributable to the Consolidated Funds is recorded in investment income of Consolidated Funds. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests are recorded in legacy Greenspring investment income in the condensed consolidated statements of income.
The Company’s investments consist of the following:

	As of
	December 31, 2022	March 31, 2022
Investments of Consolidated Funds	$14,312	$—
Equity method investments:
Investments in funds(1)	109,102	107,045
Accrued carried interest allocations	1,126,386	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	888,872	1,334,581
Total equity method investments	2,124,360	2,922,141
Total investments	$2,138,672	$2,922,141
_______________________________
(1)The Company’s investments in funds was $138.6 million as of December 31, 2022. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds. No funds were consolidated as of March 31, 2022.
(2)Reflects investments in funds of $165.3 million and $194.5 million and carried interest allocations of $723.5 million and $1,140.1 million as of December 31, 2022 and March 31, 2022, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company recognized equity method income (loss) of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Carried interest allocations	$(47,047)	$199,094	$(241,699)	$621,842
Investment income (loss)	(681)	7,230	(5,473)	20,841
Legacy Greenspring carried interest allocations	(88,921)	104,960	(371,200)	104,960
Legacy Greenspring investment income (loss)	(8,966)	17,890	(32,927)	17,890
Total equity method income (loss)	$(145,615)	$329,174	$(651,299)	$765,533
The decrease in carried interest allocations for the three and nine months ended December 31, 2022 as compared to the three and nine months ended December 31, 2021 was primarily attributable to unrealized depreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of December 31, 2022 and March 31, 2022, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 22% and 25%, respectively, of the total accrued carried interest allocations balance as of those dates. As of December 31, 2022 and March 31, 2022, the Company’s investments in three commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 37% and 39%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of December 31, 2022 and March 31, 2022, $597.3 million and $770.0 million, respectively, were payable to affiliates and is included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of December 31, 2022 and March 31, 2022, $723.5 million and $1,140.1 million, respectively, were payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $165.3 million and $194.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of December 31, 2022 and March 31, 2022 and for the three and nine months ended December 31, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. Beginning in the quarter ended December 31, 2022, the Company consolidated one investment fund for which it is deemed to have a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	December 31, 2022	March 31, 2022	December 31, 2022	March 31, 2022
Investments of Consolidated Funds:
Partnership and LLC interests (Cost of $9.4 million and $— million as of December 31, 2022 and March 31, 2022, respectively)	$14,312	$—	100%	—%
Total investments of Consolidated Funds	$14,312	$—	100%	—%
As of December 31, 2022 and March 31, 2022, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes net gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended December 31, 2022		Nine Months Ended December 31, 2022
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments
Investments of Consolidated Funds:
Partnership and LLC interests	$—	$4,895	$—	$4,895
Total investments of Consolidated Funds	$—	$4,895	$—	$4,895

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of December 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$37,473	$37,473
Liability classified awards	—	—	3,800	3,800
Total liabilities	$—	$—	$41,273	$41,273

	As of March 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$28,025	$28,025
Total liabilities	$—	$—	$28,025	$28,025
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2022 and 2021.
The changes in the fair value of Level III financial instruments of the Company are set forth below:

	Three Months Ended December 31,
	2022			2021
	Contingent consideration obligations	Liability classified awards	Total	Contingent consideration obligations	Liability classified awards	Total
Balance, beginning of period:	$35,656	$—	$35,656	$18,851	$—	$18,851
Additions	—	3,500	3,500	—	—	—
Change in fair value	1,989	300	2,289	1,624	—	1,624
Settlements	(172)	—	(172)	(222)	—	(222)
Balance, end of period:	$37,473	$3,800	$41,273	$20,253	$—	$20,253

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$1,989	$3,800	$5,789	$1,624	$—	$1,624

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Nine Months Ended December 31,
	2022			2021
	Contingent consideration obligations	Liability classified awards	Total	Contingent consideration obligations	Liability classified awards	Total
Balance, beginning of period:	$28,025	$—	$28,025	$1,541	$—	$1,541
Additions	—	3,500	3,500	17,769	—	17,769
Change in fair value	9,949	300	10,249	1,624	—	1,624
Settlements	(501)	—	(501)	(681)	—	(681)
Balance, end of period:	$37,473	$3,800	$41,273	$20,253	$—	$20,253

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$9,949	$3,800	$13,749	$1,624	$—	$1,624
Contingent Consideration
In connection with the Greenspring acquisition, the Company recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021. See note 14 for more information.
The fair value of the contingent consideration liabilities are based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the future expected revenues and the discount rates applied to the expected future revenues and payments of obligations, which ranged from 8% to 10% as of December 31, 2022. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income. In February 2022, the Company amended the contingent consideration arrangement in respect of the Greenspring acquisition whereby a portion of the contingent consideration liability otherwise payable to the sellers will be used to fund compensation arrangements with certain employees of the Company, which will be payable following the end of the earn-out period. As a result, the contingent consideration liability is recorded net of the fair value of amounts payable to certain employees.
Liability Classified Awards
During the three months ended December 31, 2022, the Company granted limited liability company profits interests in one of its consolidated subsidiaries to certain employees. The interests are accounted for as liability classified awards. See note 9 for more information.
The fair value of the liability classified awards is based on an option pricing model. The assumptions used in the analysis are inherently subjective; therefore, the ultimate settlement amount of the liability classified awards may differ materially from the current estimate. The option price assumption in the option pricing model is based on a discounted cash flow analysis. The significant unobservable inputs required to value the liability classified awards primarily relate to the future expected volatility for the option pricing model and future expected earnings and related discount rate applied for the discounted cash flow analysis. As of December 31, 2022, the volatility input used in the option pricing model was 40% and the discount applied to the future expected earnings in the discounted cash flow analysis was 24%. The liability classified awards are included in accrued compensation and benefits in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in equity-based compensation expense in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Financial Instruments of Consolidated Funds
Investment Funds
The Company generally values its investment funds, which are organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of December 31, 2022, investments with a combined fair value of $14.3 million are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value.
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	December 31, 2022	March 31, 2022
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	9,537	9,537
Less: Accumulated amortization	(92,674)	(60,063)
Intangible assets, net	$365,515	$398,126
Amortization expense related to intangible assets was $10.9 million and $11.0 million for the three months ended December 31, 2022 and 2021, respectively, and $32.6 million and $13.4 million for the nine months ended December 31, 2022 and 2021, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At December 31, 2022, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2023	$10,871
FY2024	42,645
FY2025	41,955
FY2026	41,764
FY2027	41,730
Thereafter	186,550
Total	$365,515
The carrying value of goodwill was $580.5 million as of December 31, 2022 and March 31, 2022. The Company determined there was no indication of goodwill impairment as of December 31, 2022 and March 31, 2022.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
8. Debt Obligations
In September 2021, the Company entered into a credit agreement with various lenders (the “Credit Agreement”) in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of December 31, 2022, the Company had $83.2 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	December 31, 2022	March 31, 2022
Revolver	$85,000	$65,000
Less: Debt issuance costs	(1,767)	(2,121)
Total debt obligations	$83,233	$62,879
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of December 31, 2022 was 6.42%.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of December 31, 2022, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2022, the Company had outstanding letters of credit totaling $7.8 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2022	2,087,324	$20.40
Granted	16,429	$28.91
Vested	(597,698)	$(18.49)
Forfeited	(34,073)	$(21.89)
Balance as of December 31, 2022	1,471,982	$21.36
In November 2022, one the Company’s non-wholly owned subsidiaries issued new partnership interests to certain employees with a grant date fair value of $6.1 million, vesting over six years. The issuance did not impact the Company’s fully diluted interest in the subsidiary.
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
As of December 31, 2022, there were 2,566,566 Class B2 units outstanding. During the nine months ended December 31, 2022, none of the outstanding Class B2 units were forfeited. As of December 31, 2022, 898,298 Class B2 units were unvested and 1,668,268 Class B2 units were vested.
As of December 31, 2022, $35.0 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.3 years.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Liability Classified Awards
In November 2022, the Company issued a profits interest in SPW to certain employees of the SPW team and concurrently entered into an option agreement which provides that, (i) StepStone has the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC (formerly known as Conversus Holdings LLC), has the right to put the profits interest to StepStone on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless the Company elects to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of the Company’s Class A common stock, and, in either case, rights under one or more tax receivable agreements.
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. For the three and nine months ended December 31, 2022, the Company recognized $3.8 million of expense related to the fair value of the liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three and nine months ended December 31, 2022 and 2021, no amounts were paid related to settlement for liability classified awards.
10.    Income Taxes
In connection with the exchanges of Class B and C units of the Partnership for Class A common stock by certain limited partners of the Partnership, the Company recorded an increase to deferred tax assets of $4.8 million, and a net increase in the valuation allowance of $0.3 million. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $6.1 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. The Company made payments of $1.1 million and $0.1 million during the three months ended December 31, 2022 and 2021, respectively, and $6.0 million and $0.7 million during the nine months ended December 31, 2022 and 2021, respectively, under the Tax Receivable Agreements. As of December 31, 2022, the Company’s total Tax Receivable Agreements liability was $199.7 million. See note 12 for more information.
The Company’s effective tax rate was 5.1% and 11.1% for the three months ended December 31, 2022 and 2021, respectively, and 6.3% and 4.0% for the nine months ended December 31, 2022 and 2021, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate. The primary rate difference for the three and nine months ended December 31, 2022 and 2021 relates to a portion of income that was allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, during the nine months ended December 31, 2021, the Company recorded a benefit of $25.3 million, related to the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of December 31, 2022, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and nine months ended December 31, 2022 and 2021. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(6,938)	$48,346	$(47,199)	$152,070
Incremental income from assumed vesting of RSUs	—	886	—	3,435
Incremental income from assumed vesting and exchange of Class B2 units	—	1,931	—	6,075
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(6,938)	$51,163	$(47,199)	$161,580

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	62,192,899	57,875,758	61,583,215	46,247,353
Assumed vesting of RSUs	—	1,125,798	—	1,390,538
Assumed vesting and exchange of Class B2 units	—	2,481,677	—	2,480,591
Weighted-average shares of Class A common stock outstanding – Diluted	62,192,899	61,483,233	61,583,215	50,118,482

Net income (loss) per share of Class A common stock:
Basic	$(0.11)	$0.84	$(0.77)	$3.29
Diluted	$(0.11)	$0.83	$(0.77)	$3.22
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
The calculation of diluted earnings per share excludes 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of December 31, 2022, and 47,499,673 Class B units and 2,928,824 Class C units of the Partnership outstanding as of December 31, 2021, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The calculation of diluted earnings per share for the three and nine months ended December 31, 2022 excludes 1,471,982 shares of Class A common stock, 2,566,566 Class B2 units and 23,418 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $88.4 million and $69.2 million for the three months ended December 31, 2022 and 2021, respectively, and $245.9 million and $165.7 million for the nine months ended December 31, 2022 and 2021, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $(47.0) million and $199.1 million for the three months ended December 31, 2022 and 2021, respectively, and $(241.7) million and $621.8 million for the nine months ended December 31, 2022 and 2021, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(88.9) million and $105.0 million for the three months ended December 31, 2022 and 2021, respectively, and $(371.2) million and $105.0 million for the nine months ended December 31, 2022 and 2021, respectively.
Due from affiliates in the condensed consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, amounts due from employees and loans due from affiliated entities, as set forth below.

	As of
	December 31, 2022	March 31, 2022
Amounts receivable from StepStone Funds	$20,162	$19,027
Amounts receivable from employees	2,207	342
Amounts receivable from loans	13,380	—
Total due from affiliates	$35,749	$19,369
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	December 31, 2022	March 31, 2022
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$199,740	$197,204
Amounts payable to StepStone Funds	71	198
Distributions payable to certain employee equity holders of consolidated subsidiaries	1,541	1,953
Total due to affiliates	$201,352	$199,355

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company made payments of $1.1 million and $0.1 million during the three months ended December 31, 2022 and 2021, respectively, and $6.0 million and $0.7 million for the nine months ended December 31, 2022 and 2021, respectively, under the Tax Receivable Agreements.
13.    Stockholders’ Equity and Redeemable Interests
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	61,141,306	47,149,673
Class A common stock issued in exchange for Class B partnership units	729,532	(729,532)
Class A common stock issued in exchange for Class C partnership units	414,739	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	487,345	—
December 31, 2022	62,772,922	46,420,141
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of December 31, 2022, no shares of preferred stock were issued or outstanding.
In December 2022, the Company issued 296,756 shares of Class A common stock to certain limited partners of the Partnership in exchange for 296,756 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 414,739 shares of Class A common stock to certain limited partners of the Partnership in exchange for 414,739 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In September 2022, the Company issued 175,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 175,000 Class B units in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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
On November 3, 2022, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, which was paid on December 15, 2022 to holders of record at the close of business on November 30, 2022.
Redeemable Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended December 31,	Nine Months Ended December 31,
	2022	2022
Beginning balance	$—	$—
Contributions	4,575	4,575
Net income	391	391
Ending balance	$4,966	$4,966

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
The amount of revenues and net income of Greenspring (including amounts attributable to legacy Greenspring entities) from the acquisition date of September 20, 2021 to December 31, 2021 were approximately $127 million and $28 million, respectively.
The following supplemental unaudited pro forma information assumes the Greenspring acquisition, as well as the Reorganization and IPO, had been consummated as of April 1, 2020:

	Three Months Ended December 31, 2021	Nine Months Ended December 31, 2021
Revenues	$410,465	$1,505,300
Net income attributable to StepStone Group Inc.	48,346	134,181
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
15.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of December 31, 2022.
Lease Commitments
The Company leases offices in 25 cities in the North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of December 31, 2022, there were no finance leases outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating lease cost(1)(2)	$3,481	$2,855	$6,893	$8,215
Variable lease cost	236	230	733	699
Sublease income	(414)	(416)	(1,203)	(1,272)
Total lease cost	$3,303	$2,669	$6,423	$7,642
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)The nine months ended December 31, 2022 include a gain of $2.7 million related to lease remeasurement adjustments due to a reduction in lease terms.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,448	$7,343
Weighted-average remaining lease term for operating leases (in years)	12.2	7.8
Weighted-average discount rate for operating leases	4.5%	2.7%
As of December 31, 2022, maturities of operating lease liabilities were as follows:

Remainder of FY2023	$3,280
FY2024	12,894
FY2025	14,168
FY2026	15,134
FY2027	14,319
Thereafter	108,586
Total lease liabilities	168,381
Less: Imputed interest	(44,063)
Total operating lease liabilities	$124,318
Unfunded Capital Commitments
As of December 31, 2022 and March 31, 2022, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $87.0 million and $68.2 million, respectively. The $87.0 million and $68.2 million of unfunded commitments as of December 31, 2022 and March 31, 2022, respectively, exclude $51.7 million and $40.5 million, respectively, related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold any direct economic interests.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of December 31, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $260.7 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of December 31, 2022 and March 31, 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
16.    Subsequent Events
On February 9, 2023, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock, payable on March 15, 2023 to holders of record as of the close of business on February 28, 2023.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of December 31, 2022, we were responsible for approximately $602 billion of total capital, including $134 billion of AUM and $468 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 25 cities across 15 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of December 31, 2022, we had 920 total employees, including 312 investment professionals and 608 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $78 billion of our AUM as of December 31, 2022.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $43 billion of our AUM as of December 31, 2022.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) and our other proprietary tools, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $468 billion of our AUA and $13 billion of our AUM as of December 31, 2022.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $885 billion of client commitments as of December 31, 2022, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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

Recent Transactions
Private Wealth Transaction
In November 2022, we entered into new arrangements with the StepStone Group Private Wealth LLC (“SPW”) management team, which are intended to update the legacy SPW compensation structure to better incentivize the SPW team to grow the platform, while ensuring the platform will remain part of StepStone going forward (the “Private Wealth Transaction”). SPW, which was formerly known as Conversus, is the platform established by us to expand access to the private markets for high-net-worth and accredited investors. At the establishment of the platform, the SPW management team were provided an ability to acquire the platform from us in exchange for an amount which would have provided us a return of our initial investment plus an equity return.
As part of the new arrangements, certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that, (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC (formerly known as Conversus Holdings LLC), has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. See the Option Agreement, which is filed as an exhibit to this quarterly report on Form 10-Q, for additional information.
Equity Transactions
In June 2022, we issued 257,776 shares of Class A common stock to certain limited partners of the Partnership in exchange for 257,776 Class B units in accordance with elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
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
In December 2022, we issued 296,756 shares of Class A common stock to certain limited partners of the Partnership in exchange for 296,756 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 414,739 shares of Class A common stock to certain limited partners of the Partnership in exchange for 414,739 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions.

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
The diagram below illustrates our organizational structure as of December 31, 2022.

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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of December 31, 2022 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 31.1% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.3% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.41% and 0.40% of average FEAUM for the twelve months ended December 31, 2021 and 2022, respectively, and primarily reflected shifts in asset class mix.

•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.84% and 0.80% of average FEAUM for the twelve months ended December 31, 2021 and 2022, respectively, and primarily reflected shifts in asset class mix and the impact of the Greenspring acquisition.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% and 0.54% of average FEAUM for the twelve months ended December 31, 2021 and 2022, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of December 31, 2022, we had over $60 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 175 programs.
Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Incentive fees are generally calculated as a percentage of the profits (up to 15%) earned in respect of certain accounts for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax.
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

Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to us from limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.
Legacy Greenspring carried interest allocations include the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investments and carried interest allocations under the equity method of accounting. We do not have any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from certain legacy Greenspring funds. All of the carried interest allocations in respect of such legacy Greenspring funds are payable to employees who are considered affiliates of the Company. As a result, carried interest allocations in respect of such legacy Greenspring funds have been reflected as legacy Greenspring carried interest allocations in the condensed consolidated statements of income, with a corresponding amount reflected as legacy Greenspring performance fee-related compensation as these amounts are payable to certain employees. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2022 and March 31, 2022, no material amounts for potential clawback obligations had been accrued.
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
General, administrative and other includes occupancy, travel and related costs, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated operating our business. Beginning in the quarter ended December 31, 2022, general, administrative and other includes costs associated with the Consolidated Funds. Expenses of the Consolidated Funds have no impact on net income or loss attributable to the Company to the extent such expenses are borne by third-party investors.
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
Investment income (loss) of Consolidated Funds represents gains (losses) from the investments held by the Consolidated Funds.
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

Redeemable non-controlling interests in Consolidated Funds represent the economic interests in the Consolidated Funds which are not held by us, but are held by the third-party investors in the funds. Redeemable non-controlling interests in Consolidated Funds are allocated a share of income or loss in the respective fund in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of December 31, 2022 reflects final data for the prior period (September 30, 2022), adjusted for net new client account activity through December 31, 2022. NAV data for underlying investments is as of September 30, 2022, as reported by underlying managers up to 100 days following September 30, 2022. When NAV data is not available 100 days following September 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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

Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of December 31, 2022 reflects final data for the prior period (September 30, 2022), adjusted for net new client account activity through December 31, 2022. NAV data for underlying investments is as of September 30, 2022, as reported by underlying managers up to 100 days following September 30, 2022. When NAV data is not available 100 days following September 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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

Adjusted Revenues and Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income, (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (d) amortization of intangibles and (e) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income as none of the economics are attributable to us. ANI is income before taxes fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises net management and advisory fees, less operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (c) amortization of intangibles, and (d) other non-core operating items. FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.
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
Consolidation of StepStone Funds
Beginning in the quarter ended December 31, 2022, we consolidated one investment fund for which we are deemed to have a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statement line items as indicated by reference thereto. The impact of the Consolidated Funds decrease revenues reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. The net economic ownership interests of our Consolidated Funds held by third parties are reflected as redeemable non-controlling interests in Consolidated Funds in our condensed consolidated financial statements. We generally deconsolidate funds when we are no longer deemed to have a controlling financial interest in the entity. The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.

Consolidated Results of Operations
We consolidate funds and entities where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' or investor rights, and the creation and termination of funds and entities. The following is a discussion of our unaudited consolidated results of operations for the periods presented. The information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Revenues
Management and advisory fees, net	$128,753	$106,384	$364,606	$268,028
Performance fees:
Incentive fees	2,980	27	8,345	6,005
Carried interest allocations:
Realized	16,320	66,559	112,396	169,053
Unrealized	(63,367)	132,535	(354,095)	452,789
Total carried interest allocations	(47,047)	199,094	(241,699)	621,842
Legacy Greenspring carried interest allocations(1)	(88,921)	104,960	(371,200)	104,960
Total revenues	(4,235)	410,465	(239,948)	1,000,835
Expenses
Compensation and benefits:
Cash-based compensation	62,628	51,665	182,190	138,217
Equity-based compensation	8,108	3,407	15,605	10,363
Performance fee-related compensation:
Realized	11,726	34,033	67,091	86,122
Unrealized	(31,875)	68,368	(172,554)	228,146
Total performance fee-related compensation	(20,149)	102,401	(105,463)	314,268
Legacy Greenspring performance fee-related compensation(1)	(88,921)	104,960	(371,200)	104,960
Total compensation and benefits	(38,334)	262,433	(278,868)	567,808
General, administrative and other	43,582	30,299	111,547	72,049
Total expenses	5,248	292,732	(167,321)	639,857
Other income (expense)
Investment income (loss)	(681)	7,230	(5,473)	20,841
Legacy Greenspring investment income (loss)(1)	(8,966)	17,890	(32,927)	17,890
Investment income of Consolidated Funds	4,895	—	4,895	—
Interest income	701	43	1,068	329
Interest expense	(1,111)	(543)	(2,515)	(637)
Other income (loss)	358	(273)	(1,380)	(2,662)
Total other income (expense)	(4,804)	24,347	(36,332)	35,761
Income (loss) before income tax	(14,287)	142,080	(108,959)	396,739
Income tax expense (benefit)	(732)	15,787	(6,868)	16,065
Net income (loss)	(13,555)	126,293	(102,091)	380,674
Less: Net income attributable to non-controlling interests in subsidiaries	9,575	7,091	25,836	18,737
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(8,966)	17,890	(32,927)	17,890
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(7,617)	52,966	(48,192)	191,977
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	391	—	391	—
Net income (loss) attributable to StepStone Group Inc.	$(6,938)	$48,346	$(47,199)	$152,070
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3, 5 and 14 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Total revenues decreased $414.7 million to $(4.2) million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, due to negative carried interest allocations and legacy Greenspring carried interest allocations in the current period as compared to positive carried interest allocations and legacy Greenspring carried interest allocations in the prior year period, partially offset by higher net management and advisory fees and incentive fees.
Net management and advisory fees increased $22.4 million, or 21%, to $128.8 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The increase was driven by new client activity and 18% growth in average FEAUM across the platform. The three months ended December 31, 2021 included retroactive fees of $1.2 million from the final closing of StepStone Tactical Growth Fund III (“STGF III”) and additional closings of StepStone Capital Partners V (“SCP V”). For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees increased $3.0 million, to $3.0 million for the three months ended December 31, 2022 as compared to $27 thousand for the three months ended December 31, 2021, reflecting higher realization activity.
Realized carried interest allocation revenues decreased $50.2 million, or 75%, to $16.3 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $16.3 million, unrealized carried interest allocation revenues decreased $246.1 million to $(47.0) million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The decrease in unrealized carried interest allocations for the three months ended December 31, 2022 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues decreased $193.9 million to $(88.9) million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The three months ended December 31, 2022 reflect gross realized carried interest allocations of $5.2 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(94.1) million. The three months ended December 31, 2021 reflect gross realized carried interest allocations of $24.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $80.4 million.
Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
Total revenues decreased $1,240.8 million to $(239.9) million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, due to negative carried interest allocations and legacy Greenspring carried interest allocations in the current period as compared to positive carried interest allocations and legacy Greenspring carried interest allocations in the prior year period, partially offset by higher net management and advisory fees and incentive fees.
Net management and advisory fees increased $96.6 million, or 36%, to $364.6 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase was driven by new client activity and 32% growth in average FEAUM (or 23% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.4 million from the final closing of SCP V. The nine months ended December 31, 2021 included retroactive fees of $4.3 million from the final closing of STGF III and additional closings of SCP V. For new investors, fees relating to periods prior to the closing date are considered retroactive.

Incentive fees increased $2.3 million, or 39%, to $8.3 million for the nine months ended December 31, 2022 as compared to $6.0 million for the nine months ended December 31, 2021, reflecting higher realization activity.
Realized carried interest allocation revenues decreased $56.7 million, or 34%, to $112.4 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $112.4 million, unrealized carried interest allocation revenues decreased $863.5 million to $(241.7) million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The decrease in unrealized carried interest allocations for the nine months ended December 31, 2022 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues decreased $476.2 million to $(371.2) million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The nine months ended December 31, 2022 reflect gross realized carried interest allocations of $45.4 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(416.6) million. The nine months ended December 31, 2021 reflect gross realized carried interest allocations of $27.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $77.3 million for the period from September 20, 2021 to December 31, 2021.
Expenses
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Total expenses decreased $287.5 million, or 98%, to $5.2 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, due to decreases in performance fee-related compensation and legacy Greenspring performance fee-related compensation, partially offset by increases in general, administrative and other expenses, cash-based compensation and equity-based compensation.
Cash-based compensation increased $11.0 million, or 21%, to $62.6 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, due to increased staffing and compensation levels. Our average full-time headcount increased 21% in the current year period as compared to the prior year period.
Equity-based compensation increased $4.7 million, or 138%, to $8.1 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The increase was primarily attributable to the inclusion of expense related to liability classified awards in the current year period and no comparable expense in the prior year period.
Performance fee-related compensation expense decreased $122.6 million to $(20.1) million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation decreased $22.3 million, or 66%, to $11.7 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily reflecting lower realization activity.

Legacy Greenspring performance fee-related compensation expense decreased $193.9 million to $(88.9) million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The three months ended December 31, 2022 reflect gross realized performance fee-related compensation expense of $5.2 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(94.1) million. The three months ended December 31, 2021 reflect gross realized performance fee-related compensation expense of $24.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $80.4 million.
General, administrative and other expenses increased $13.3 million, or 44%, to $43.6 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The overall increase primarily reflected increases of $6.8 million in transaction costs, $2.8 million of travel and associated costs for investment evaluation and client service, $0.8 million in professional fees, $0.6 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms, $0.5 million in information and technology expenses, $0.4 million in loss on change in fair value for contingent consideration obligation and other general operating expenses.
Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
Total expenses decreased $807.2 million to $(167.3) million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, due to decreases in performance fee-related compensation and legacy Greenspring performance fee-related compensation, partially offset by increases in cash-based compensation, general, administrative and other expenses, and equity-based compensation.
Cash-based compensation increased $44.0 million, or 32%, to $182.2 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, due to increased staffing and compensation levels. Our average full-time headcount increased 32% (or 25% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $5.2 million, or 51%, to $15.6 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase was primarily attributable to the inclusion of expense related to liability classified awards in the current year period and no comparable expense in the prior year period.
Performance fee-related compensation expense decreased $419.7 million to $(105.5) million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation decreased $19.0 million, or 22%, to $67.1 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily reflecting lower realization activity. The decrease was partially offset by an increase reflecting realized carried interest allocations recognized in the current year period from certain funds for which a higher portion is paid to employees as realized performance fee-related compensation.
Legacy Greenspring performance fee-related compensation expense decreased $476.2 million to $(371.2) million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The nine months ended December 31, 2022 reflect gross realized performance fee-related compensation expense of $45.4 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(416.6) million. The nine months ended December 31, 2021 reflect gross realized performance fee-related compensation expense of $27.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $77.3 million for the period from September 20, 2021 to December 31, 2021.

General, administrative and other expenses increased $39.5 million, or 55%, to $111.5 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The overall increase primarily reflected increases of $19.2 million in amortization expense for intangibles, $8.4 million of travel and associated costs for investment evaluation and client service, $8.3 million in loss on change in fair value for contingent consideration obligation, $3.4 million in professional fees, $3.2 million in information and technology expenses, $0.8 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms, and other general operating expenses, partially offset by a decrease in transaction costs of $7.0 million and a gain of $2.7 million within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms.
Other Income (Expense)
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Investment income decreased $7.9 million to a loss of $0.7 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income decreased $26.9 million to a loss of $9.0 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The three months ended December 31, 2022 reflect gross realized investment income of $0.7 million and unrealized investment loss, net of the reversal of realized investment income, of $9.7 million. The three months ended December 31, 2021 reflect gross realized investment income of $3.6 million and unrealized investment income, net of the reversal of realized investment loss, of $14.3 million.
Investment income of Consolidated Funds of $4.9 million for the three months ended December 31, 2022 reflects overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $0.7 million, or 1,530%, to $0.7 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.
Interest expense increased $0.6 million, or 105%, to $1.1 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021.
Other loss decreased $0.6 million to income of $0.4 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily reflecting net foreign currency transaction gains in the current year period as compared with net foreign currency transaction losses in the prior year period.
Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
Investment income decreased $26.3 million to a loss of $5.5 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income decreased $50.8 million to a loss of $32.9 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The nine months ended December 31, 2022 reflect gross realized investment income of $4.1 million and unrealized investment loss, net of the reversal of realized investment income, of $37.0 million. The nine months ended December 31, 2021 reflect gross realized investment income of $4.9 million and unrealized investment income, net of the reversal of realized investment loss, of $13.0 million for the period from September 20, 2021 to December 31, 2021.

Investment income of Consolidated Funds of $4.9 million for the nine months ended December 31, 2022 reflects overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $0.7 million, or 225%, to $1.1 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021.
Interest expense increased $1.9 million, or 295%, to $2.5 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase was primarily due to a full period of interest and higher average interest rates on outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other loss decreased $1.3 million, or 48%, to $1.4 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily reflecting the inclusion of losses related to adjustments for the Tax Receivable Agreements in the prior year period and no comparable losses in the current year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 5.1% and 11.1% for the three months ended December 31, 2022 and 2021, respectively, and 6.3% and 4.0% for the nine months ended December 31, 2022 and 2021, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate. The primary rate difference for the three and nine months ended December 31, 2022 and 2021 relates to a portion of income that is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, during the nine months ended December 31, 2021, we recorded a benefit of $25.3 million related to the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition.
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Income tax expense decreased $16.5 million to an income tax benefit of $0.7 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to the pre-tax net loss for the three months ended December 31, 2022.
Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
Income tax expense decreased $22.9 million to an income tax benefit of $6.9 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The decrease in tax expense was primarily driven by pre-tax net loss for the nine months ended December 31, 2022.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $2.5 million, or 35%, to $9.6 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.

Net income attributable to non-controlling interests in subsidiaries increased $7.1 million, or 38%, to $25.8 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $(9.0) million and $17.9 million for the three months ended December 31, 2022 and 2021, respectively, and $(32.9) million and $17.9 million for the nine months ended December 31, 2022 and 2021, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(7.6) million and $53.0 million for the three months ended December 31, 2022 and 2021, respectively, and $(48.2) million and $192.0 million for the nine months ended December 31, 2022 and 2021, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $0.4 million for both the three and nine months ended December 31, 2022, which represents income of the Consolidated Funds attributable to third-party investors.
Operating Metrics
Assets Under Management
AUM was $127 billion as of December 31, 2021, $134 billion as of March 31, 2022 and $134 billion as of December 31, 2022.
Assets Under Advisement
Assets related to our advisory accounts were $421 billion as of December 31, 2021, $436 billion as of March 31, 2022 and $468 billion as of December 31, 2022.
Fee-Earning AUM
Three Months Ended December 31, 2022
FEAUM increased approximately $2.9 billion, or 4%, to $83.0 billion as of December 31, 2022 as compared to $80.1 billion as of September 30, 2022. Of the increase, approximately $0.5 billion was from SMAs and approximately $2.3 billion was from focused commingled funds.

Nine Months Ended December 31, 2022
FEAUM increased $7.8 billion, or 10%, to $83.0 billion as of December 31, 2022 as compared to $75.2 billion as of March 31, 2022. Of the increase, approximately $3.8 billion was from SMAs and approximately $4.0 billion was from focused commingled funds.

	Three Months Ended December 31, 2022			Nine Months Ended December 31, 2022
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$52,881	$27,236	$80,117	$49,586	$25,587	$75,173
Contributions(1)	2,149	2,497	4,646	7,280	4,796	12,076
Distributions(2)	(2,178)	(168)	(2,346)	(3,211)	(854)	(4,065)
Market value, FX and other(3)	568	—	568	(235)	36	(199)
Ending balance	$53,420	$29,565	$82,985	$53,420	$29,565	$82,985
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	December 31, 2022	March 31, 2022	December 31, 2021
FEAUM
Private equity	$45,048	$40,396	$40,044
Infrastructure	18,314	17,737	14,902
Private debt	14,082	12,216	11,586
Real estate	5,541	4,824	4,700
Total	$82,985	$75,173	$71,232

	As of
	December 31, 2022	March 31, 2022	December 31, 2021
Weighted-average fee rate(1)
Private equity(2)	0.65%	0.64%	0.63%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.40%	0.41%
Total	0.54%	0.52%	0.52%
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
Undeployed Fee-Earning Capital
As of December 31, 2022, we had $14.0 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
The following table presents the components of FRE and ANI:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Management and advisory fees, net	$128,753	$106,384	$364,606	$268,028
Less:
Adjusted cash-based compensation	62,108	51,665	180,239	138,110
Adjusted equity-based compensation	664	178	1,965	401
Adjusted general, administrative and other	23,280	17,713	64,040	43,157
Fee-related earnings	42,701	36,828	118,362	86,360
Plus:
Realized carried interest allocations	16,320	66,559	112,396	169,053
Incentive fees	2,980	27	8,345	6,005
Deferred incentive fees	—	—	3,683	5,811
Realized investment income	673	1,834	4,746	6,668
Interest income	701	43	1,068	329
Other income (loss)(1)	358	(273)	(1,380)	(1,271)
Less:
Realized performance fee-related compensation(2)	11,726	34,033	67,091	86,122
Interest expense	1,111	543	2,515	637
Income attributable to non-controlling interests in subsidiaries:
Fee-related earnings attributable to non-controlling interests in subsidiaries(3)	10,167	7,749	28,830	19,125
Non fee-related earnings (losses) attributable to non-controlling interests in subsidiaries(4)	635	(33)	73	216
Pre-tax adjusted net income	40,094	62,726	148,711	166,855
Less: Income taxes(5)	8,941	14,145	33,163	37,626
Adjusted net income	$31,153	$48,581	$115,548	$129,229
_______________________________
(1)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the nine months ended December 31, 2021).

(2)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.2 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively, and $9.0 million and $0.5 million for the nine months ended December 31, 2022 and 2021, respectively).
(3)Reflects the portion of fee-related earnings of our subsidiaries attributable to non-controlling interests.
(4)Reflects components of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests other than fee-related earnings, including incentive fees and related compensation, realized investment income, net interest expense and other income (loss).
(5)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2022, and a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2021. The 22.3% rate for the three and nine months ended December 31, 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%, and the 22.6% rate for the three and nine months ended December 31, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%.
Adjusted Revenues and Adjusted Net Income
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
Adjusted revenues decreased $24.9 million, or 14%, to $148.1 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily reflecting lower realized carried interest allocation revenues, partially offset by increases in net management and advisory fees and incentive fees.
ANI decreased $17.4 million, or 36%, to $31.2 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily due to lower net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and a higher allocation of income to non-controlling interests. The decrease was partially offset by the increase in FRE as discussed below.
Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
Adjusted revenues increased $40.1 million, or 9%, to $489.0 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily reflecting increases in net management and advisory fees and incentive fees, including the deferred portion, partially offset by lower realized carried interest allocation revenues.
ANI decreased $13.7 million, or 11%, to $115.5 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily due to lower net realized performance fee-related earnings and a higher allocation of income to non-controlling interests. The decrease was partially offset by the increase in FRE as discussed below.

Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for the three and nine months ended December 31, 2022 and 2021.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
(in thousands, except share and per share amounts)
Adjusted net income	$31,153	$48,581	$115,548	$129,229

Weighted-average shares of Class A common stock outstanding – Basic	62,192,899	57,875,758	61,583,215	46,247,353
Assumed vesting of RSUs	457,818	1,125,798	722,935	1,390,538
Assumed vesting and exchange of Class B2 units	2,486,197	2,481,677	2,467,141	2,480,591
Exchange of Class B units in the Partnership(1)	46,662,062	50,327,243	46,898,733	53,511,397
Exchange of Class C units in the Partnership(2)	2,852,187	3,003,274	2,903,186	1,116,423
Adjusted shares	114,651,163	114,813,750	114,575,210	104,746,302

Adjusted net income per share	$0.27	$0.42	$1.01	$1.23
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
Fee-Related Earnings
Three Months Ended December 31, 2022 Compared to Three Months Ended December 31, 2021
FRE increased $5.9 million, or 16%, to $42.7 million for the three months ended December 31, 2022 as compared to the three months ended December 31, 2021, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Nine Months Ended December 31, 2022 Compared to Nine Months Ended December 31, 2021
FRE increased $32.0 million, or 37%, to $118.4 million for the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Total revenues	$(4,235)	$410,465	$(239,948)	$1,000,835
Unrealized carried interest allocations	63,367	(132,535)	354,095	(452,789)
Deferred incentive fees	—	—	3,683	5,811
Legacy Greenspring carried interest allocations	88,921	(104,960)	371,200	(104,960)
Adjusted revenues	$148,053	$172,970	$489,030	$448,897
The table below shows a reconciliation of expenses to adjusted expenses.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Cash-based compensation	$62,628	$51,665	$182,190	$138,217
Adjustments(1)	(520)	—	(1,951)	(107)
Adjusted cash-based compensation	$62,108	$51,665	$180,239	$138,110

Equity-based compensation	$8,108	$3,407	$15,605	$10,363
Adjustments(2)	(7,444)	(3,229)	(13,640)	(9,962)
Adjusted equity-based compensation	$664	$178	$1,965	$401

General, administrative and other	$43,582	$30,299	$111,547	$72,049
Adjustments(3)	(20,302)	(12,586)	(47,507)	(28,892)
Adjusted general, administrative and other	$23,280	$17,713	$64,040	$43,157
______________________________
(1)Reflects the removal of severance and compensation paid to certain employees as part of an acquisition earn-out.
(2)Reflects the removal of equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction.
(3)Reflects the removal of lease remeasurement adjustments, accelerated depreciation of leasehold improvements for changes in lease terms, amortization of intangibles, transaction-related costs and other non-core operating income and expenses.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2022	2021	2022	2021
Income (loss) before income tax	$(14,287)	$142,080	$(108,959)	$396,739
Net income attributable to non-controlling interests in subsidiaries(1)	(10,802)	(7,716)	(28,903)	(19,341)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	8,966	(17,890)	32,927	(17,890)
Unrealized carried interest allocations	63,367	(132,535)	354,095	(452,789)
Unrealized performance fee-related compensation	(31,875)	68,368	(172,554)	228,146
Unrealized investment (income) loss	1,354	(5,396)	10,219	(14,173)
Unrealized investment income of Consolidated Funds	(4,895)	—	(4,895)	—
Deferred incentive fees	—	—	3,683	5,811
Equity-based compensation(2)	7,444	3,229	13,640	9,962
Amortization of intangibles	10,870	10,958	32,611	13,448
Tax Receivable Agreements adjustments through earnings	—	—	—	1,391
Non-core items(3)	9,952	1,628	16,847	15,551
Pre-tax adjusted net income	40,094	62,726	148,711	166,855
Income taxes(4)	(8,941)	(14,145)	(33,163)	(37,626)
Adjusted net income	31,153	48,581	115,548	129,229
Income taxes(4)	8,941	14,145	33,163	37,626
Realized carried interest allocations	(16,320)	(66,559)	(112,396)	(169,053)
Realized performance fee-related compensation(5)	11,726	34,033	67,091	86,122
Realized investment income	(673)	(1,834)	(4,746)	(6,668)
Incentive fees	(2,980)	(27)	(8,345)	(6,005)
Deferred incentive fees	—	—	(3,683)	(5,811)
Interest income	(701)	(43)	(1,068)	(329)
Interest expense	1,111	543	2,515	637
Other (income) loss(6)	(358)	273	1,380	1,271
Net income attributable to non-controlling interests in subsidiaries(1)	10,802	7,716	28,903	19,341
Fee-related earnings	$42,701	$36,828	$118,362	$86,360
_______________________________
(1)Reflects the portion of pre-tax adjusted net income of our subsidiaries attributable to non-controlling interests.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth transaction.

(3)Includes (income) expense related to transaction costs ($6.8 million for the three months ended December 31, 2022, and $6.8 million and $13.8 million for the nine months ended December 31, 2022 and 2021, respectively), lease remeasurement adjustments ($(2.7) million for the nine months ended December 31, 2022), accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million and $0.8 million for the three and nine months ended December 31, 2022, respectively), severance costs ($42 thousand for the three months ended December 31, 2022, and $0.2 million and $0.1 million for the nine months ended December 31, 2022 and 2021, respectively), loss on change in fair value for contingent consideration obligation ($2.0 million and $1.6 million for the three months ended December 31, 2022 and 2021, respectively, and $9.9 million and $1.6 million for the nine months ended December 31, 2022 and 2021, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.5 million and $1.7 million for the three and nine months ended December 31, 2022, respectively) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2022, and a blended statutory rate of 22.6% applied to pre-tax adjusted net income for the three and nine months ended December 31, 2021. The 22.3% rate for the three and nine months ended December 31, 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%, and the 22.6% rate for the three and nine months ended December 31, 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.2 million and $0.3 million for the three months ended December 31, 2022 and 2021, respectively, and $9.0 million and $0.5 million for the nine months ended December 31, 2022 and 2021, respectively).
(6)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(1.4) million for the nine months ended December 31, 2021).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through September 30, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of September 30, 2022;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of September 30, 2022 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	17.3%	1.6x	Core/Core+ fund investments	9.3%	1.6x	Primaries	11.1%	Direct lending	6.2%
Secondaries	18.2%	1.5x	Value-add/opportunistic fund investments	10.3%	1.4x	Secondaries	10.3%	Distressed debt	8.8%
Co-investments	19.8%	1.7x	Real estate debt fund investments	6.0%	1.2x	Co-investments(7)	9.4%	Other(9)	6.3%
			Value-add/opportunistic secondaries & co-investments	15.3%	1.3x
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of September 30, 2022, as reported by underlying managers up to 100 days following September 30, 2022. For investment returns where NAV data is not available 100 days following September 30, 2022, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private Equity includes 1,458 investments totaling $149.4 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) all client-directed private equity investments (191 investments totaling $26.6 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, and (iv) Greenspring investments until the data integration is completed.
(3)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above and are net of fees and expenses charged by both the underlying investment and hypothetical StepStone fees. The aggregate returns are not indicative of the returns an individual investor would receive from these investments. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate):
i.Primaries: 25 basis points of net invested capital for management fees, charged quarterly.

ii.Secondaries: 125 basis points (60 basis points for Infrastructure) of capital commitments in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee.
iii.Co-investments: 100 basis points and 50 basis points for co-investments and direct asset management investments, respectively, of net committed capital for management fees, charged quarterly.
iv.All investment types assess 5 basis points of capital commitments for fund expenses, charged quarterly, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
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
(4)Investments of former clients are included in performance summary past the client termination date until such time as StepStone stops receiving current investment data (quarterly valuations and cash flows) for the investment. At that point, StepStone will then ‘liquidate’ the fund by entering a distribution amount equal to the last reported NAV, thus ending its contribution to the track record as of that date. Historical performance contribution will be maintained up until the ‘liquidation’ date.
(5)Real Estate includes 454 investments totaling $70.8 billion of capital commitments and excludes (i) all client-directed real estate investments (74 investments totaling $11.3 billion of capital commitments), (ii) nine secondary/co-investment core/core+ or credit investments, totaling $709.1 million, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(6)Infrastructure includes 212 investments totaling $43.8 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition totaling $501.9 million of capital commitments, (ii) all client-directed infrastructure investments (24 investments totaling $3.8 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Includes asset management investments.
(8)Private Debt includes 797 investments totaling $42.1 billion of capital commitments and excludes (i) all client-directed debt investments (32 investments, totaling $2.5 billion of capital commitments), (ii) real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition (54 investments totaling $5.2 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. IRR is presented solely for illustrative purposes and does not represent actual returns received by any investor in any of the StepStone Funds represented above. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate): Private Debt fund investments include 65 basis points on the quarterly NAV for management fees, charged quarterly. Net IRR for certain investments may have been impacted by StepStone’s or the underlying fund manager’s use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital.
(9)Other includes mezzanine debt, collateralized loan obligations, leasing, regulatory capital, trade finance, intellectual property/royalty, real estate debt and infrastructure debt.
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

As of December 31, 2022, we had $141.0 million of cash, cash equivalents and restricted cash and $1,235.5 million of investments in StepStone Funds, including $1,126.4 million of accrued carried interest allocations, against $83.2 million in debt obligations, net of debt issuance costs, and $597.3 million in accrued carried interest-related compensation payable.
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
Cash Flows
The accompanying condensed consolidated cash flows include the Consolidated Funds, which activities primarily consist of raising capital from third-party investors, purchasing investments, making payment for the operating costs of the fund, generating cash flows from realized income allocations of investments and sales of investments, and making distributions to investors. The Consolidated Funds are accounted for as investment companies and therefore the cash flows from investing activities are included in cash flows from operations.
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Nine Months Ended December 31,
(in thousands)	2022	2021
Net cash provided by operating activities	$151,699	$181,978
Net cash used in investing activities	(23,412)	(201,475)
Net cash used in financing activities	(104,652)	(27,073)
Effect of exchange rate changes	(53)	(377)
Net increase (decrease) in cash, cash equivalents and restricted cash	$23,582	$(46,947)
Operating Activities
Operating activities provided $151.7 million and $182.0 million of cash for the nine months ended December 31, 2022 and 2021, respectively. For the nine months ended December 31, 2022 and 2021, respectively, these amounts primarily consisted of the following:
•net income (loss), after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $166.6 million and $167.0 million;
•net change in operating assets and liabilities of $(0.4) million and $15.0 million;
•adjustments for non-cash items from Consolidated Funds of $(4.9) million and $0 million;
•net purchases of investments of Consolidated Funds of $9.4 million and $0 million; and
•net change in operating assets and liabilities of Consolidated Funds of $(0.2) million and $0 million.

Investing Activities
Investing activities used $23.4 million and $201.5 million of cash for the nine months ended December 31, 2022 and 2021, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $12.4 million and $10.3 million;
•net contributions to investments in legacy Greenspring entities of $7.9 million and $8.1 million;
•purchases of fixed assets of $3.1 million and $1.6 million; and
•cash payments for acquisitions, net of cash acquired, of $0 million and $181.5 million.
Financing Activities
Financing activities used $104.7 million and $27.1 million of cash for the nine months ended December 31, 2022 and 2021, respectively, and primarily consisted of the following:
•net borrowings on revolving credit facility (including payment of deferred financing costs) of $20.0 million and $62.6 million;
•purchase of non-controlling interests of $0 million and $3.0 million;
•payment of deferred offering costs of $0 million and $1.3 million;
•distributions to non-controlling interests of $87.2 million and $74.5 million;
•proceeds from capital contributions to legacy Greenspring entities of $10.6 million and $9.1 million;
•distributions to non-controlling interests in legacy Greenspring entities of $6.8 million and $4.6 million;
•dividends paid to common stockholders of $37.4 million and $14.8 million;
•payments for employee taxes related to the net settlement of RSUs of $2.7 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $6.0 million and $0.7 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $4.6 million and $0 million.
Revolving Credit Facility
In September 2021, we entered into the Credit Agreement in connection with the Greenspring acquisition. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of December 31, 2022, we had $83.2 million outstanding on the Revolver, net of debt issuance costs.

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of December 31, 2022 was 6.42%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of December 31, 2022, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2022, we had outstanding letters of credit totaling $7.8 million.
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

In December 2022, we issued 296,756 shares of Class A common stock to certain limited partners of the Partnership in exchange for 296,756 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 414,739 shares of Class A common stock to certain limited partners of the Partnership in exchange for 414,739 Class C units.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On February 9, 2023, we announced a dividend of $0.20 per share of Class A common stock, payable on March 15, 2023 to holders of record at the close of business on February 28, 2023.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Total dividends paid in FY2023		$0.60
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of December 31, 2022, NAV-based management fees represented approximately 5% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of December 31, 2022 would result in an approximate $2.6 million decrease to annual management fees.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of December 31, 2022, we had $17.8 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of December 31, 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment was an estimated $260.7 million, net of tax, assuming the fair value of all investments was zero, a possibility that we view as remote.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds) held as of December 31, 2022, we estimate that a 10% decline in fair value of the investments in funds and investments, at fair value, of Consolidated Funds would result in a $12.3 million decrease in income.

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
Interest Rate Risk
As of December 31, 2022, we had $85.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of December 31, 2022, we estimate that interest expense would increase by $0.9 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $141.0 million of cash, cash equivalents and restricted cash as of December 31, 2022 (including Consolidated Funds), we estimate that interest income would increase by $1.4 million on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On February 7, 2023, the Board of Directors of the Company approved and adopted amended and restated bylaws of the Company to reflect the amendments summarized below (as so amended and restated, the “Amended and Restated Bylaws”), effective February 7, 2023.

Among other things, the amendments affected by the Amended and Restated Bylaws: (i) update certain procedural requirements related to director nominations by stockholders in light of the recently adopted Rule 14a-19 under the Exchange Act (the “Universal Proxy Rules”), including by requiring compliance with Universal Proxy Rules, including the solicitation requirement, and requiring director candidates to consent to being named in any proxy statement; and (ii) reflect certain other changes to Sections 2.9 and 2.10 in light of the Universal Proxy Rules, including (1) clarifying that certain informational requirements applicable to stockholders and beneficial owners that are entities also encompass individuals who directly or indirectly control such entities (but not passive investors in such entities) and expanding certain informational requirements; (2) requiring any stockholder submitting a nomination notice to make a representation as to whether such stockholder intends to solicit proxies in support of director nominees other than the Company’s nominees in accordance with the Universal Proxy Rules and the Amended and Restated Bylaws and to provide evidence that the stockholder has complied with such requirements; (3) requiring director and officer questionnaires to be submitted at the same time as notice of nomination; and (4) clarifying that a failure to provide such information or comply with such solicitation requirements will result in the chairperson of the meeting disregarding a stockholder’s nomination or proposal of other business.
The Amended and Restated Bylaws also: (i) provide that a white proxy card is reserved solely for use by the Company’s Board of Directors; and (ii) update and conform various provisions to reflect amendments to the Delaware General Corporation Law (the “DGCL”), including: (1) clarifying the adjournment procedures for virtual meetings of stockholders; (2) eliminating the requirement that the list of stockholders be open to examination at meetings of stockholders; (3) clarifying the requirements regarding electronic delivery of documents or information; and (4) revising the provision related to emergency bylaws to closer track Section 110 of the DGCL. The Amended and Restated Bylaws also incorporate other non-substantive, ministerial, clarifying and conforming changes, such as implementing gender-neutral terms.
The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to the Amended and Restated Bylaws which are filed as Exhibit 3.2 to this quarterly report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.					X
10.1	Option Agreement, dated November 2, 2022	8-K	10.1	11/3/2022	001-39510
10.2†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 9, 2023.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)