Form 10-K
period 2023-03-31
StepStone Group Inc.
filed 2023-05-26
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,195.5 million, based on the closing price of $24.51 as reported by the Nasdaq Stock Market. As of May 23, 2023, there were 62,834,791 shares of the registrant’s Class A common stock and 46,420,141 shares of the registrant’s Class B common stock, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
We are subject to risks related to our business, including risks related to: (i) the identification and availability of suitable investment opportunities for our clients; (ii) poor investment performance; (iii) investments we make on behalf of clients or we recommend to our clients not correlating with performance of an investment in our Class A common stock; (iv) competition for access to investment funds and other investments; (v) ability of third-party clients to remove us as the general partner and to terminate the investment period under certain circumstances; (vi) our ability to retain our senior leadership team and attract additional qualified investment professionals; (vii) our failure to appropriately manage conflicts of interest; (viii) obligations to clients and other third parties that may conflict with stockholders’ interests; (ix) increases in interest rates or decreases in the availability of credit may affect the StepStone Funds’ ability to achieve attractive rates of return due to dependence on leverage by certain funds and portfolio companies; (x) StepStone Funds clients with commitment-based structures not satisfying their contractual obligation to fund capital calls when requested; (xi) compliance with investment guidelines set by clients; (xii) subjective valuation methodologies; (xiii) our ability to maintain our desired fee structure; (xiv) having to pay back “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds; (xv) investments in relatively high-risk, illiquid assets; (xvi) undiversified investments; (xvii) banking system volatility; (xviii) investments in funds and companies that we do not control; (xix) risk management strategies and procedures; (xx) due diligence we undertake in connection with investments; (xxi) restrictions on our ability to collect and analyze data regarding our clients’ investments; (xxii) dependence on the reliability of our proprietary data and technology platforms and other data processing systems; (xxiii) a compromise or corruption of our systems or that of our vendors containing confidential information; (xxiv) cybersecurity risks; (xxv) employee misconduct; (xxvi) our professional reputation and legal liability; (xxvii) our non-U.S. operations; (xxviii) investments of the StepStone Funds in certain jurisdictions that may be subject to heightened risks relative to investments in other jurisdictions; (xxix) revenues from our real estate asset class being subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate; (xxx) the exposure of our real estate asset class to commercial real estate values and commercial real estate loans; (xxxi) investments we make on behalf of clients or we recommend to our clients in infrastructure assets; (xxxii) the substantial growth of our business in recent years that may be difficult to sustain; (xxxiii) entering into new lines of business; (xxxiv) acquisitions of new businesses or assets; (xxxv) current or future indebtedness; and (xxxvi) using custodians, counterparties, administrators and other agents.
We are subject to risks related to our industry, including risks related to: (i) intense competition; (ii) difficult or volatile market conditions; (iii) a major public health crisis, including a resurgence of the COVID-19 pandemic; (iv) operating in a heavily regulated industry; (v) evolving laws and government regulations; (vi) future changes to tax laws or our effective tax rate; (vii) potentially being required to pay additional taxes because of the new U.S. federal partnership audit rules and potentially also state and local tax rules; (viii) federal, state and foreign anti-corruption and sanctions laws; (ix) regulation of investment advisers outside the United States; and (x) increasing scrutiny from institutional clients with respect to environmental, social and governance (“ESG”) costs of investments made by the StepStone Funds.

We are subject to risks related to our organizational structure, including risks related to: (i) relying on exemptions from certain governance requirements as a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, therefore, not affording same protections to our stockholders as those afforded to stockholders of non-controlled companies; (ii) SSG’s dependence on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements; (iii) the IRS potentially challenging the tax basis step-ups and other tax benefits we receive in connection with our IPO and the related transactions and in connection with additional acquisitions of Partnership units; (iv) in certain circumstances, acceleration and/or significant excess of payments due under each Tax Receivable Agreement, as compared to the actual tax benefits, if any, that SSG actually realizes; (v) potentially substantial distributions to us and the existing partners of the Partnership that the Partnership will be required to make in certain circumstances; (vi) funding withholding tax upon certain exchanges of Class B units into shares of Class A common stock by non-U.S. holders; (vii) tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions; (viii) SSG not being permitted to deduct its distributive share of compensation expense pursuant to regulations issued under Section 162(m) of the Code to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees; (ix) being deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of the Partnership or the General Partner; (x) a change of control of our company, including the effect of a “Sunset” on our voting structure; (xi) conflicts arising from members of our senior leadership team holding their economic interest through other entities; (xii) our reliance on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly owned; (xiii) the disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders; (xiv) distributions made by the Partnership and limits on our ability to use the cash we receive in such distributions; (xv) the dual class structure of our common stock; and (xvi) our ability to pay dividends to stockholders.
We are subject to general risks, including risks related to: (i) the fact that the market price of our Class A common stock has been volatile; (ii) anti-takeover provisions in our charter documents and under Delaware law; and (iii) our forum selection provisions.

PART I
Item 1. Business.
Our Company
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2023, we were responsible for $621 billion of total capital, including $138 billion of AUM and $482 billion of AUA.
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
•Our global-and-local approach. With offices in 25 cities across 15 countries on five continents, we have built a global operating platform, organically and via acquisition, with strong local teams that possess valuable regional insights and deep-rooted relationships. This allows us to combine the advantages of having a knowledgeable on-the-ground presence with the benefits of operating as a global organization.
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
•Our large and experienced team. Since our inception, we have focused on recruiting and retaining the best talent. As of March 31, 2023, 95 partners led the firm, with an average of nearly 20 years of investment or industry experience. As of March 31, 2023, we had 956 total employees, including 322 investment professionals and 634 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
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
During the year ended March 31, 2023, we reviewed over 3,600 investment opportunities and conducted approximately 4,900 meetings with fund managers across multiple geographies and all four asset classes. During the 12 months ended December 31, 2022, we allocated approximately $80 billion in capital to private markets on behalf of our clients, excluding legacy funds, feeder funds and research-only, non-advisory services.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $82 billion of our AUM as of March 31, 2023.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $43 billion of our AUM as of March 31, 2023.
•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including SPI and our other proprietary tools; and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $482 billion of our AUA and $13 billion of our AUM as of March 31, 2023.

•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $905 billion of client commitments as of March 31, 2023, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
Our Competitive Strengths
Truly Global Scale with Local Teams
Since our founding, we have invested and continue to invest significant time and resources building a global platform that we believe is well positioned to benefit from the continued growth and globalization of the private markets. Today, we have investment and implementation professionals in 25 cities across 15 countries on five continents.
Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Each of our offices follows a local staffing model, with local professionals who possess valuable insights, language proficiency and client relationships specific to that market. As of March 31, 2023, approximately 45% of our investment professionals were based outside the United States. We believe our focus on hiring local talent, supported by a deep bench of experienced investment professionals, has been critical in helping us attract a blue-chip, global client base. During the year ended March 31, 2023, nearly two-thirds of our management and advisory fees came from clients based outside of the United States.
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
As a result, we are able to offer a full suite of investment solutions to our clients, not only by assisting them with building customized private markets portfolios, but also offering other value-add services such as strategic planning and research, portfolio repositioning, and portfolio monitoring and reporting. We believe our value proposition as a full-service firm also helps us strengthen and grow our client relationships. As of March 31, 2023, 36% of our advisory clients also had an AUM relationship with us, and we advised or managed assets in more than one asset class for 34% of our clients, supporting our total capital responsibility growth.
Our focus on offering full-service, customized solutions to our clients is reflected in our business composition. As of March 31, 2023, we had 279 bespoke SMAs and focused commingled funds (including high-net-worth programs). For the year ended March 31, 2023, approximately 46% of our management and advisory fees were generated from focused commingled funds, 42% from SMAs, 11% from advisory, data and administrative services and 1% from fund reimbursement revenues.
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

PRIVATE EQUITY			REAL ESTATE
$72B(1)	$46B	$242B	$13B(1)	$6B	$172B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	161			54
Investment professionals			Investment professionals

INFRASTRUCTURE			PRIVATE DEBT
$27B(1)	$19B	$51B	$27B(1)	$14B	$17B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	61			46
Investment professionals			Investment professionals
_____________________________
Note: Amounts may not sum to total due to rounding. Data presented as of March 31, 2023. AUM/AUA reflects final data for the prior period (December 31, 2022), adjusted for net new client account activity through March 31, 2023. Does not include post-period investment valuation or cash activity. Net asset value (“NAV”) data for underlying investments is as of December 31, 2022, as reported by underlying managers up to 114 days following December 31, 2022. When NAV data is not available 114 days following December 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our dedicated in-house business development, marketing and client relations teams, comprising approximately 130 professionals in offices across 12 countries, maintain an active and transparent dialogue with our diverse and global client base. Consistent with our staffing model on the investment side, we ensure local clients are interfacing with business development professionals who have local expertise.
Preeminent Data and Analytics with Proprietary Software
Our data-driven, research-focused approach has been core to our investment philosophy since inception, which we believe is one of our biggest competitive strengths. Our data are organized around our proprietary software systems:
•SPI monitors investment opportunities and is used by our investment professionals as an investment decision making tool. As of March 31, 2023, SPI contained information on over 82,000 companies, over $28 trillion of AUM across over 42,000 funds and over 16,000 fund managers showing fund-level performance for nearly 15,000 funds. SPI initially augmented our own due diligence, investment and portfolio construction processes. In response to growing industry demand for private markets intelligence, we subsequently developed an interface for direct client access. Through SPI, our clients can access detailed, regularly updated information on managers through an intuitive, web-based user interface. Our research professionals utilize this technology to collect and develop qualitative and quantitative perspectives on investment opportunities.

•Omni monitors the performance of our clients’ investments and allows users, including our clients, to generate detailed analytics. As of March 31, 2023, Omni tracked detailed information on nearly 9,000 investments across more than 85,000 underlying portfolio companies. Omni is used extensively by our 105 person StepStone Portfolio Analytics & Reporting (“SPAR”) team to provide customized portfolio analytics and reporting on the performance of our clients’ investments.
We also have a number of additional proprietary tools that we use and license in service of our clients, including our Pacing tool that enables clients to forecast liquidity needs, our daily valuation engine that facilitates asset management solutions offering periodic subscription or liquidity (such as the mass affluent and defined contribution plan markets), ESG reporting dashboards that allow our clients to monitor their portfolio against these non-financial metrics, and a secondary pricing engine that drives operating leverage in our evaluation of larger and more complex transactions. The combination of SPI, Omni, and our other tools offers an end-to-end software technology and data solution that delivers significantly more information than most private markets investors have available, providing us with a meaningful advantage in our investment, due diligence and client relations efforts. Data science within private markets has historically been difficult due to the lack of standardization and the labor-intensive process of collecting and processing information. We have a dedicated Data Science and Engineering team with approximately 30 members, which manages and continues to develop our SPI and Omni platforms (and our additional proprietary tools built on these platforms) and supports our efforts to be a market leader in an area that is essential to evaluating private markets.
Strong Investment Performance Track Record
Our track record is a key point of differentiation to our clients. As shown below, we have outperformed the MSCI ACWI Index, the benchmark index used for comparison across all of our investment strategies on an inception-to-date basis as of December 31, 2022. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Performance” below for more information and explanatory footnotes.

(in billions except percentages and multiples)
Strategy	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Gross IRR	Net IRR	Net Multiple of Invested Capital	Net IRR versus Benchmark
Primaries	$273.8	$192.0	$122.9	$153.7	$276.6	12.8%	12.5%	1.4x	4.7%
Secondaries	17.0	14.2	9.0	12.3	21.3	21.1%	17.2%	1.4x	9.3%
Co-investments	40.5	38.1	19.2	42.1	61.3	19.2%	16.7%	1.5x	9.1%
Total	$331.3	$244.3	$151.1	$208.1	$359.2	13.8%	13.2%	1.4x	5.4%
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
We believe our revenue model has the following important attributes:
Sustainable and recurring management and advisory fees
Our management and advisory fees grew from $141 million in fiscal 2018 to $497 million in fiscal 2023, representing a 29% compounded annual growth rate. For the year ended March 31, 2023, approximately 60% of our management fees were from SMAs and focused commingled funds with a remaining tenor of seven years or more. We have had a high level of success in retaining our advisory clients with an over 90% retention rate since inception.
Highly predictable with strong visibility into near-term growth
Our SMAs and focused commingled funds typically have an eight to 18-year maturity at inception, including extensions. As of March 31, 2023, we had $15.7 billion of committed but undeployed fee-earning capital, which we expect to generate management fees when deployed or activated.
Diverse
As of March 31, 2023, we had nearly 400 revenue-generating asset management and advisory programs and therefore are not dependent upon or concentrated in any single investment vehicle or client. For the year ended March 31, 2023, no single client contributed more than 6% of our total management and advisory fees, and our top 10 clients, which comprise over 50 separate mandates and commitments to commingled funds, contributed approximately 25% of our total management and advisory fees.
Upside from performance fees
As of March 31, 2023, we had approximately 180 investment programs with the potential to earn performance fees, consisting of over $63 billion in committed capital. As of March 31, 2023, our accrued carried interest allocations balance, which we view as a backlog of future carried interest allocation revenue, was $1,227 million. Approximately 60% of current accrued carried interest allocations is from StepStone Fund vintages of 2017 or prior.
Led by a Seasoned Team of Professionals Whose Interests Are Aligned with Clients and Our Stockholders
We believe our biggest asset is our people, and therefore we focus on consistently recruiting the best people, all of whom are proven leaders in their areas of expertise. As of March 31, 2023, 95 partners led the firm, with an average of nearly 20 years of investment or industry experience. As of March 31, 2023, over half of our employees have equity interests in us in the form of direct equity interests and/or restricted stock units under our 2020 Long-Term Incentive Plan (“LTIP”), and more than 200 employees are entitled to participate in our carried interest allocations in one or more of the asset classes.

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
Deploy already raised committed capital. As of March 31, 2023, we had $15.7 billion of capital not yet deployed across our various investment vehicles, which we expect to generate management fees when invested or activated.
Add New Clients Globally
Over the past decade, we have invested in and grown both our in-house and third-party distribution networks. As of March 31, 2023, we had approximately 130 professionals worldwide dedicated to business development, marketing and client relations. Our local business development professionals lead conversations with potential local clients.
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
Continue to Expand Our Distribution Channel for Private Wealth Clients
Many high-net-worth and mass affluent individual investors continue to have difficulty accessing private markets investment opportunities because of a lack of products currently available that satisfy regulatory and structural requirements related to liquidity, transparency and administration. We have developed an investment platform, StepStone Private Wealth LLC (“SPW”) which was formerly known as Conversus, designed to expand access to the private markets for accredited investors.
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
Pursue Accretive Transactions to Complement Our Platform
We may complement our strong organic growth with selective strategic and tactical acquisitions. We intend to remain highly disciplined in our development strategy to ensure that we are allocating management time and our capital in the most productive areas to fuel growth. Our strategy will continue to focus on opportunities that expand our scale in existing markets, add complementary capabilities, enhance distribution, or provide access to new markets.
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

Our primaries business seeks out, and invests with, leading fund managers across the private markets asset classes. We aim to build top-performing global private markets portfolios through a research-intensive investment approach and strive to identify fund managers with top-quartile performance through active sourcing and in-depth evaluation, complemented by excellent deal execution. We leverage our SPI database of over 82,000 companies, over $28 trillion of AUM across over 42,000 funds and over 16,000 fund managers showing fund-level performance for nearly 15,000 funds to track a large cross section of fund managers and funds globally—irrespective of fundraising cycles.
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
Our co-investment program benefits from the access to fund managers we have through our scale and the approximately 4,900 meetings and calls that we conduct with fund managers on an annual basis. In each of these meetings and calls, we follow a protocol of inquiring about co-investments and monitoring compliance with the protocol through an automated tracking system.
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

Investment Risk Management
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
Responsible Investment Philosophy
Responsible investment, which encompasses ESG and impact investing considerations, is a core tenet of our operating and investment philosophies. We believe that full integration of ESG factors in both our investment process and internal operations will improve long-term, risk-adjusted returns for our clients. We aim to continually improve and evolve, reviewing our policy annually, holding regular trainings and responsible investment education sessions for our investment teams, and looking for ways to enhance our systems and processes, and have incorporated GRESB data and benchmarks in our decision-making process where relevant. As part of our responsible investment journey, we:
•Developed a responsible investment policy;
•Became a signatory to the United Nations Principles for Responsible Investment (“UNPRI”) in 2013;
•Created a StepStone Responsible Investment Committee in 2017;
•Became a signatory to the Financial Stability Board Task Force on Climate-Related Financial Disclosures (“TCFD”);
•Became a member of the GRESB and the Sustainability Accounting Standards Board (“SASB”);
•Implemented a stewardship policy reflecting an emphasis on stewardship practices in our investments;
•Developed bespoke responsible investing guidance materials for fund managers across our asset classes; and
•Became a signatory to the UK Stewardship Code.
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

Diversity, Equity and Inclusion
We value diversity among our staff and leadership, recognizing that through diversity, we gain a variety of perspectives, views, and ideas which strengthen our ability to strategize, communicate, and deliver on our mission. In 2017, we developed a global Diversity, Equity & Inclusion Committee comprising senior and mid-level members of our firm across our asset classes and geographies, to evaluate and support our diversity efforts, lead new initiatives to improve diversity, equity and inclusion at our firm, and to continuously improve upon our policies and culture.
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
Talent development and retention are also key components of our diversity, equity and inclusion efforts, including our focus on growing and developing strong mid-level talent into senior roles. In addition to our mentorship program, we have a sponsorship program for high performing and high potential mid-career professionals, with a focus on female and diverse team members, and provides them with rigorous developmental tools, 360-degree assessments, education and executive coaching opportunities alongside sponsorship by one of the firm’s partners.
Building awareness and engagement around the importance of diversity, equity and inclusion, both internally and externally, represents another core tenet of our efforts. As an example, the StepStone Diversity, Equity and Inclusion Network provides networking and educational opportunities to all of our employees globally. In addition, our employees have launched multiple Employee Resource Groups (“ERGs”) established with the intention of providing a supportive community for employees of certain affinity groups and their allies such as the LatinX community and the LGBTQ+ community. In fiscal 2023, the number of our ERGs grew to five with the addition of a Pan-Asian, parental and environmental ERGs.

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
Reducing Our Carbon Footprint
We are focused on the firm’s carbon footprint as we seek to maintain carbon neutrality as a stated firm goal. As such the following efforts have been undertaken:
•Engaging a consultant to conduct a comprehensive carbon footprint measurement and analysis and funding several sustainable development projects and purchased carbon offsets to offset carbon emissions to achieve status as a carbon neutral company since 2019.
•Implementing tailored carbon reduction initiatives across our global offices and as part of our vendor due diligence process, by adding specific climate-related queries to help us understand and evaluate vendor environmental efforts such as collecting information on any targets and initiatives in place to minimize or offset emissions and reduce waste.
•Introducing a range of initiatives focused on reducing energy, waste and water usage across the firm, including recycling, transitioning to electronic tablets during client and other business meetings and generally encouraging a “paperless” approach where practicable.
•Prioritizing selection of highly rated Leadership in Energy and Environmental Design (LEED) or comparable standard in leasing office space, and attaining certification as carbon neutral and receiving a five-star energy rating for one of our global offices.
Community Engagement
We encourage and support community engagement. Our community program uses a global-and-local approach and is driven by our community involvement teams at many of our offices. Projects are organized locally and partnered with various service organizations within our communities dedicated to causes encompassing public service, education, environmental efforts, healthcare, and military veterans. Additionally, we have implemented a volunteer time off policy that gives employees 16 hours per calendar year of paid time to volunteer at the organization of their choice. We actively monitor participation in these programs. We have also established a formalized charitable giving program with an employee matching component. In fiscal 2023, we donated to GiveWell’s Top Charities Fund which allocates donations to organizations and causes that have been determined to have the greatest ability to make a meaningful difference. We also made a donation to the International Rescue Committee, a well established humanitarian organization with a global presence that is dedicated to providing lifesaving aid to people in communities devastated by conflict and disaster.

Our Clients
We believe the value proposition we offer across our asset management, advisory, data, portfolio monitoring and reporting services has resulted in strong relationships with our clients. Our client base includes some of the world’s largest public and private pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals globally. During the year ended March 31, 2023, nearly two-thirds of our management and advisory fees came from clients based outside of the United States, reflecting the strength and breadth of our relationships within the global investor community.
We believe the stability of our client base, reflecting in part the longer tenor of our SMAs and focused commingled funds, reflects the strength of the long-term client relationships we have developed. We have also had a high level of success in retaining our advisory clients with an over 90% retention rate since inception. At the same time, we believe we have been successful in expanding relationships with our clients, often expanding from advisory relationships to discretionary asset management relationships. Approximately 36% of our clients engage us for both asset management and advisory services.
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
In October 2020, SPW held the first closing for its inaugural fund, StepStone Private Markets (“SPRIM”), which was formerly known as Conversus StepStone Private Markets or CPRIM, a fund that offers, through a single investment, access to major private markets asset classes in a proportion dynamically allocated by us. In fiscal 2023, SPW subsequently launched its StepStone Private Venture and Growth fund (“SPRING”), and expanded its distribution outside the United States to include Europe and Australia. As of May 1, 2023, the total retail platform assets surpassed $1.6 billion of AUM, and SPRIM and SPRING have generated annualized returns of approximately 30% and 20%, respectively, since the inception of each fund.
We believe SPRIM offers broad diversification in private markets. Through a single investment in SPRIM, investors gain exposure to four major asset classes within the private markets: private equity, infrastructure, private debt and real estate. We believe SPRING offers diversified exposure across the innovation economy by providing global access to top-tier venture and growth managers.
In addition, our Private Wealth funds offer the following areas of differentiation to potential investors:

•Favorable structure. SPRIM and SPRING are structured to provide 1099 tax reporting instead of K-1s, a single investment instead of recurring capital calls, and potential liquidity in the form of regular, current income.
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
Clients seeking a large-scale asset management engagement typically prefer an SMA rather than commitment to a focused commingled fund. SMAs and directly-managed assets represented approximately $82 billion of our AUM as of March 31, 2023.
Focused Commingled Funds
We organize and manage commingled funds that invest in primary, secondary and co-investment funds managed by third-party managers focused in our areas of expertise. Our focused commingled funds invest across a variety of private market strategies, which enables our clients to efficiently participate in these specialized strategies for which they otherwise may not be able to access due to the high minimum investment requirements. Focused commingled funds represented $43 billion of our AUM as of March 31, 2023.
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

Advisory, Data and Administrative Services
Depending on the mandate, advisory, data and administrative services may include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice, and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including SPI and our other proprietary tools; or (vi) administrative services to unaffiliated investment advisors. Mandates for SPAR services typically include licensed access to Omni, our proprietary web-based performance monitoring and reporting solution. Omni allows our clients to customize performance measurement and benchmarking according to their unique specifications. Our advisory relationships comprised $482 billion of our AUA and $13 billion of our AUM as of March 31, 2023.
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
SEC Regulation
The Partnership and certain of our other consolidated subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually every aspect of our business and our client relationships. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, allocation of investments, conflicts of interest, marketing, recordkeeping, reporting and disclosure. The Investment Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. Failure to comply with the requirements of the Investment Advisers Act or the rules and regulations promulgated by the SEC could have a material adverse effect on our business.

Our SMAs and the majority of our focused commingled funds are not registered under the Investment Company Act because we only form SMAs for, and offer interests in our focused commingled funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. However, certain U.S. funds we manage on our private wealth platform are registered investment companies or business development companies under the Investment Company Act. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies and business development companies. Among other things, the Investment Company Act imposes significant requirements and limitations on investment companies and business development companies, including with respect to their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our investment companies and business development companies, each of our investment companies and business development companies is also subject to oversight and management by a board of directors, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each board include, among other things, approving our advisory contract with our investment company or business development company, approving certain service providers and monitoring transactions involving affiliates, and approving certain co-investment transactions. Additionally, each quarter, the applicable investment adviser, as the valuation designee, will provide the audit committee of each of our investment companies and business development companies with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its fair value process. The audit committee of each of our investment companies and business development companies oversees the valuation designee and reports to the respective investment company or business development company’s board of directors on any valuation matters requiring such board’s attention. The advisory contracts with each of our investment companies and business development companies may be terminated by the stockholders or directors of such investment companies and business development companies on not more than 60 days’ notice, and are subject to annual renewal by each respective entity’s board of directors after an initial two-year term.
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

Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, European Union (“EU”), the European Economic Area (“EEA”) and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
The European Union Markets in Financial Instruments Directive II (“MiFID II”) requires, among other things, all MiFID II investment firms to comply with more prescriptive disclosure, transparency, reporting and recordkeeping obligations and enhanced obligations in relation to the receipt of investment research, best execution, product governance and marketing communications. As we operate firms which are subject to MiFID II (including MiFID II as applicable in the UK), we implemented revised policies and procedures to comply with MiFID II where relevant, including where certain rules have an extraterritorial impact on us. Continuing compliance with MiFID II may result in greater overall complexity, higher compliance, administration and operational costs, and less overall flexibility. The complexity, operational costs and reduction in flexibility may be further compounded as a result of UK’s departure from the EU, as discussed more fully below. This is because the UK: (i) is no longer generally required to transpose EU law into UK law and (ii) has transposed certain EU legislation into UK law subject to various amendments and subject to the UK Financial Conduct Authority’s oversight rather than that of EU regulators. Taken together, this could result in divergence between the UK and EU regulatory frameworks. Outside the UK and the EEA, the regulations to which we are subject relate primarily to registration and reporting obligations.

It is expected that additional laws and regulations will come into force in the UK, the EEA, the EU, and other countries in which we operate. Regulation (EU) 2019/2033 on the prudential requirements for investment firms (“IFR”) and Directive (EU) 2019/2034 on the prudential supervision of investment firms (“IFD”) entered into force on December 25, 2019. Together the IFR and IFD introduced a new prudential regime for EU investment firms that are subject to MiFID II, including new requirements such as general capital requirements, liquidity requirements, remuneration requirements, requirements to conduct internal capital adequacy assessments and additional requirements on disclosures and public reporting. The legislation could hinder our ability to deploy capital as freely as we would wish and to recruit and incentivize staff. Different and extended internal governance, disclosure, reporting, liquidity, and group “prudential” consolidation requirements (among other things) could also have a material impact on our EU-based operations. The UK introduced a new prudential regime for investment firms that are subject to MiFID II (as implemented in the UK), that entered into force on January 1, 2022. This new regime introduced (amongst other things) increased regulatory capital requirements, new remuneration requirements and increased reporting requirements. In addition, there may be future changes to the AIFMD and UCITS regimes and also further regulation adopted which may impact those parts of our business operating within the EU. For instance, key requirements under Directive (EU) 2019/1160 and Regulation (EU) 2019/1156 on the cross-border distribution of collective investment undertakings have come into effect in EU member states from August 2, 2021. Among other things, this legislation introduces rules regarding the pre-marketing of funds.
There have also been significant legislative developments affecting the private equity industry in Europe and there continues to be discussion regarding enhancing governmental scrutiny and/or increasing regulation of the private equity industry.
With the expiration of the Brexit transition period on December 31, 2020, UK regulated entities lost the right to passport their services to EEA countries, and EEA entities lost the right to reciprocal passporting into the UK (subject to a transitional regime). As noted above, we engaged our affiliate, StepStone Group Europe Alternative Investments Limited (“SGEAIL”), which is based in the EU, to allow the group to continue to engage in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services. We have established offices in various EU jurisdictions to employ and supervise operations in such jurisdictions, including the establishment of branches of SGEAIL.
Human Capital
Our People and Culture
Our Core Values and Beliefs include “People Matter” and “Empowered Team.” We recognize our people are our biggest asset and their enthusiasm, hard work and dedication make everything that we do possible. We emphasize integrity, transparency, collaboration, entrepreneurialism, and respect for all, driving how we interact with one another, our clients and investors, sponsors, vendors and service providers, and the community at large. These values are embraced by StepStone’s team and lead to high satisfaction for employees. We measure employee satisfaction and engagement through a variety of surveys.
As of March 31, 2023, we had 956 employees globally, including 322 investment professionals and 634 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Talent Acquisition and Retention
The process by which we attract, recruit and select new members to join our team is strategic and purposeful to ensure our business and culture continue to thrive. We leverage technology to ensure each hiring process utilizes data-driven assessment tools which evaluate candidates on merit and fitness for the job. Given our global business and client base, we seek to consider candidates from diverse backgrounds, cultures and educational institutions. We strive to maintain hiring practices that are handled with professionalism and responsiveness, in a fair and inclusive selection process. We aspire to have candidates progress within the hiring process with a positive impression of the firm. StepStone’s retention strategy encompasses the entire life cycle of the employee, including our strategic hiring and comprehensive onboarding processes, ongoing professional development, mentoring and sponsorship programs, our learning and inclusive culture and conduct of exit interviews to gain further insights on retention.
Total Rewards
We continuously strive to provide a competitive total rewards package.
Our compensation approach is performance based and determined by considering a combination of firm and individual performance. Cash compensation, in the forms of base salary, bonus and revenue share, is just one of several core elements of total rewards that we offer our team members. We also offer competitive health and wellness benefits, parental benefits described further below, volunteer time off, and company contributions to employees’ 401(k) plans. As a public company, we are able to diversify our employee ownership by providing equity grants to employees. Our LTIP provides us the ability to offer a variety of equity-based awards in the future to further incentivize our employees. In addition, we award annually a portion of carried interest allocations earned by us to certain employees. We believe we offer an engaging culture and opportunities for ongoing professional development. We believe that a strong, performance-oriented culture is the foundation for a stable organization that will attract and retain industry-leading talent. We offer our team members the benefit of a collegial, intellectually challenging environment where they are empowered to exercise their creativity.
Diversity, Equity and Inclusion
We believe that a diverse team and an inclusive environment bring tremendous value to us and our clients and are fundamental to our success. Bringing together individuals with diverse backgrounds, experiences, and perspectives allows us to better serve our clients and investors, and is integral to retaining an engaged and dedicated workforce. We have established various initiatives and programs to promote and foster diversity, equity and inclusion within StepStone and the broader financial services community, including:
•StepStone Diversity, Equity & Inclusion Committee – The committee was established to promote, monitor and implement our diversity, equity and inclusion strategy, and comprises employees from different asset classes, functions, seniority, geographies, gender and race, ethnicity and national origin. The committee also supports the firm’s various employee-led ERGs.
•StepStone Diversity, Equity & Inclusion Network – The network provides opportunities for our employees to learn about various diversity, equity and inclusion matters and initiatives and to meet and talk to experts who are championing these causes.
•Mentorship and Sponsorship Programs – The mentorship program provides interested employees with structured access to one of their more senior colleagues who provide guidance and career advice. The sponsorship program pairs promising mid-level employees, including female and diverse professionals, with one of the firm’s partners, who serves as a sponsor, as well as an executive coach, and is intended to support participants in advancing their professional development and leadership skills.

•Partnerships and Outreach – In addition to promoting diversity and inclusion through our own events, such as hosting events encouraging undergraduate female students to pursue careers in finance, we sponsor and partner with several organizations dedicated to making financial services more diverse and inclusive.
•Parental Leave and Benefits – We provide benefits such as paid parental leave, parental leave coaching for managers and employees, paying for travel for newborns and caretakers when the employee has business required travel, paid shipping of breast milk, wellness rooms for new parents at our offices and paid volunteer time off. We periodically review and seek to improve our parental leave policies and related benefits.
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
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of investments made by the StepStone Funds and advisory accounts. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the fund managers with which we invest. Markets in 2022 and 2023 have experienced meaningful headwinds, including falling equity values and increasing borrowing costs. The historical investment returns of the StepStone Funds and advisory accounts have benefited from investment opportunities and general market conditions, including favorable borrowing conditions in the debt markets during such historical periods, and we cannot assure you that the StepStone Funds, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions, particularly in light of recent rising interest rates and other market conditions. Further, we cannot assure you that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
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
Our success depends on our ability to retain our senior leadership team and to recruit and retain additional qualified investment, sales and other professionals. However, we may not be successful in our efforts, as the market for investment and other professionals is extremely competitive. As such, we cannot be sure we will be able to find suitable successors promptly, or at all, or to successfully integrate any successors, or that we will be able to attract, retain, and develop a sufficient number of qualified individuals in future periods. Furthermore, the individuals that comprise our senior leadership team possess substantial experience and expertise and, in many cases, have significant relationships with certain of our clients. Accordingly, the loss of any member of our senior leadership team could adversely affect certain client relationships or limit our ability to successfully execute our investment strategies. In addition, the governing agreements of the StepStone Funds typically require the suspension of our ability to call additional investment capital if, depending on the fund, designated members of our senior leadership team cease to devote sufficient professional time to or cease to be employed by the Partnership, often called a “key person event,” or in connection with certain other events. Each of these factors could, in turn, have a material adverse effect on our business, financial condition and results of operations
Our failure to appropriately manage conflicts of interest could damage our reputation and adversely affect our business.
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
Recent and prospective increases in interest rates or decreases in the availability of credit may adversely affect the ability of the StepStone Funds to achieve attractive rates of return, particularly because certain funds and portfolio companies depend on leverage for a return on investment.
While interest rates have historically been low in recent years, various economic factors have recently resulted in a significant increase in interest rates and the rate of inflation, and may also reduce credit availability, all of which may adversely affect the ability of the StepStone Funds to achieve attractive rates of return and adversely affect the value of our carried interest. For instance, in fiscal 2023, we recorded a $253.3 million loss on unrealized carried interest allocations with respect to our historic operations, as well as a $452.2 million loss on Legacy Greenspring carried interest allocations.
The StepStone Funds, as well as the companies in which they invest, raise capital in the structured private debt, leveraged loan and high yield bond markets. If elevated interest rates persist or further increase or credit markets experience continued or increasing dislocations, contractions or volatility, the StepStone Funds’ results of operations, and in turn ours, will suffer. In addition, acute events in these markets could adversely affect the availability of credit to businesses generally, the cost or terms on which lenders are willing to lend, or the strength of the overall economy, all of which may adversely affect our results of operations.
Recent reductions in available sources of debt financing, or extended or increased tightening in the credit markets, may result in increases in interest rates and risk spread demanded by sources of indebtedness, which would make it more expensive to finance investments made by our funds. Certain investments may also be financed through fund-level debt facilities and, as a result of these risks, the refinancing of such facilities at the end of their respective terms may be difficult on commercially reasonable terms or at all.
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
Similarly, private markets fund portfolio companies regularly utilize the corporate debt markets to obtain additional financing for their operations. Leverage incurred by a portfolio company may cause the portfolio company to be vulnerable to increases in interest rates and decreases in credit availability, which may make such companies less able to cope with changes in business and economic conditions or impair the operations, value or sustainability of such companies. The adverse effects of leverage on portfolio companies in which we directly or indirectly invest can adversely affect the investment returns of the StepStone Funds and advisory accounts. If the investment returns achieved by the StepStone Funds are reduced, it could result in negative reputational effects and impair the value of carried interest allocations, which could materially and adversely affect our business, financial condition and results of operations.

Clients in the StepStone Funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.
Clients make capital commitments to the StepStone Funds, which we are entitled to call at any time during prescribed periods that can extend for several years into the future. We depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any client that does not fund a capital call may be subject to penalties, potentially including forfeiting a significant amount of its existing investment in that fund. However, if a client has invested little or no capital, for instance early in the life of a fund, then the forfeiture penalty may not be a significant deterrent to default. Failure to fund capital calls may occur more frequently in the future, as a result of recent increases in interest rates, decreases in equity values and dislocations in the banking sector, or in the event of a continued economic slowdown. For example, in March 2023, Silicon Valley Bank was closed by state regulators and placed under receivership by the U.S. Federal Deposit Insurance Corporation, which temporarily delayed certain clients fulfilling capital calls to the StepStone Funds. In addition, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets may restrict or prohibit investors from investing in new or successor StepStone Funds or funding existing commitments. If clients fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or we have received net profits over the life of the fund in excess of our allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Our carried interest is generally determined at the end of the period on a hypothetical liquidation basis. As of March 31, 2023, if the funds were liquidated at their fair values, no material amounts would have been subject to contingent repayment. We cannot assure you that we will not incur a contingent repayment obligation in the future. Although a contingent repayment obligation is split among the various obligors, with each responsible for only its respective share, the governing agreements of the StepStone Funds generally provide that, to the extent another party who received a distribution does not fund its respective share, we are required to fund any additional amount beyond the amount of carried interest actually allocated to us, up to the entire amount of the relevant contingent repayment obligation. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes.
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
In addition, we may invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors, such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. If these portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. See “—Recent and prospective increases in interest rates or decreases in the availability of credit may adversely affect the ability of the StepStone Funds to achieve attractive rates of return, particularly because certain funds and portfolio companies depend on leverage for a return on investment.”

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
Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally.
StepStone and the StepStone Funds and their portfolio companies and other investments maintain substantially all of their respective cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and their respective deposits or investments at certain of these institutions could exceed insured limits, where applicable. Furthermore, many of the foregoing’s respective cash and cash equivalents could be held by a single financial institution or a few institutions. In addition, StepStone and the StepStone Funds and their portfolio companies and other investments may not be able to identity all potential solvency or stress concerns with respect to a financial institution or to transfer assets from one financial institution to another in a timely manner in the event a financial institution comes under stress or fails. For example, in March 2023, Silicon Valley Bank was closed by state regulators and placed under receivership by the U.S. Federal Deposit Insurance Corporation, which temporarily delayed certain clients fulfilling capital calls to the StepStone Funds. In the event of failure of any such financial institutions, we cannot assure you that we, the StepStone Funds or any of their investments could access uninsured funds promptly or at all. Furthermore, a StepStone Fund could be unable to call capital from the investors until it sets up a new deposit account at a different institution, which could be a time-consuming process and could be prohibited under the fund’s then-existing credit facilities.

Ordinarily, assets held by a regulated financial institution are insured up to stated balance amounts—the U.S. Federal Deposit Insurance Corporation in the case of U.S. banks or the Securities Investor Protection Corporation in the case of U.S. broker-dealers. Customers of regulated financial institutions with amounts in excess of the relevant insurance limits are unsecured creditors with respect to cash and cash equivalents held with such institutions in excess of those relevant insurance limits, and therefore such excess amounts are subject to risk of loss; although uninsured depositors of a failed bank are given priority over general unsecured creditors of the same failed bank. Although governmental intervention has resulted in additional protections for uninsured depositors of failed banks, or facilitated acquisitions, there can be no assurance that governmental intervention will be successful or avoid the risk of loss.
If deposit accounts or credit facilities are held at the same financial institution, and such institution fails, a StepStone Fund may need to make more frequent capital calls to its investors and to StepStone, and the fund or its investments may be unable to fund obligations they have to third parties.
We also caution you that the general partner of a fund (whether such general partner is StepStone or a third party) may not have a meaningful role or any role in selecting the financial institutions used by fund investments and must rely on underlying sponsors or portfolio company management to select banking or other financial services. Likewise, if an institution used by an investor fails, such investor may be unable to satisfy capital calls made by the fund. This could lead to a fund utilizing shortfall funding solutions, if available to the fund and permitted by the fund’s governing agreements. Any inability to access, or delay in accessing, deposits or credit facilities (including the inability of an investor to fund its capital commitments) or other services could adversely affect the results and financial condition of StepStone and the StepStone funds and their portfolio companies and investments.
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
A compromise or corruption of our systems or that of our vendors containing confidential information could damage our business relationships and adversely affect our business, financial condition and results of operations.
We collect, process and store rapidly increasing volumes of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others, in our data centers and on our networks, and with our vendors and service providers. Omni includes funds, direct investments and co-investments that we monitor and report on for the StepStone Funds and advisory accounts. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm. Such events could damage our business relationships and adversely affect our business, financial condition and results of operations.

Cybersecurity risks and cyber incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.
The frequency and sophistication of the cyber and security threats we face continue to increase. As a result, we face a heightened risk of a security breach or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including our proprietary data and technology platforms and other data processing systems, which can be vulnerable to security breaches or other cyber incidents. Our funds’ portfolio companies rely on similar systems and face similar risks, and such funds may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cyber or security incidents may be an intentional attack, such as a hacker attack, ransomware, virus or worm, or an unintentional event and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals can attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cyber intrusions. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity regulations, including those expected to be promulgated by the SEC with respect to public companies and investment advisers, and to continually monitor and enhance our information security procedures and controls. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience.
Finally, we rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of the StepStone Funds. These third-party service providers and their vendors are also susceptible to cyber and security threats. Any interruption or deterioration in the performance of these third parties, failures of their information systems and technology or cyber and security breaches could put our sensitive information at risk or result in the shutdown of a service provider, and indemnification by, or insurance coverage of, such service providers may not be sufficient to cover any damage or loss, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations.
The result of these adverse incidents can include the inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation.

Employee misconduct could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.
There is a risk that our employees could engage in misconduct that adversely affects our business. We are subject to a number of obligations and standards arising from our advisory and investment management services and our discretionary authority over the assets we manage. The violation of these obligations and standards by any of our employees would adversely affect our clients and us. Our business often requires that we deal with confidential matters of great significance to companies and funds in which we may invest for our clients. If our employees were to improperly use or disclose confidential information, we could be subject to legal or regulatory action and suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to detect or deter employee misconduct, and the extensive precautions we take to detect and prevent this activity may not be effective in all cases. If one of our employees were to engage in misconduct or were to be accused of such misconduct, our business and our reputation could be materially and adversely affected. See “—Evolving laws and government regulations could adversely affect us.”
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
Our non-U.S. operations carry special financial and business risks, which include: fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected changes in trading policies, regulatory requirements, tariffs and other barriers; local labor conditions, protections and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses or excise taxes (or other similar taxes); less stable political and economic environments; terrorism, political hostilities, war, outbreak of disease and other civil disturbances or other catastrophic events that reduce business activity; cultural and language barriers and the need to adopt different business practices in different geographic areas; and difficulty collecting fees and, if necessary, enforcing judgments.

As part of our day-to-day operations outside the United States, we are required to create compensation programs, employment policies, privacy policies, compliance policies and procedures and other administrative programs that comply with the laws of multiple countries. We also must communicate and monitor standards and directives across our global operations. Our failure to successfully manage and grow our geographically diverse operations could impair our ability to react quickly to changing business and market conditions and to enforce compliance with non-U.S. standards and procedures.
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
Our real estate funds are subject to risks arising from the ownership and operation of real estate and real estate-related businesses and assets. These risks include the following: general and local economic conditions; changes in supply of and demand for competing properties in an area (as a result, for example, of overbuilding); changes in building, environmental and other laws; diminished financial resources of tenants; changes in demand for commercial office properties (including as a result of an increased prevalence of remote work); fluctuations in the average occupancy and room rates for hotel properties; energy and supply shortages; uninsured or uninsurable risks; liability for “slip-and-fall” and other accidents on properties held by our funds; natural disasters; changes in government regulations (such as rent control and tax laws); changes in real property tax and transfer tax rates; changes in interest rates; the reduced availability of mortgage funds which may render the sale or refinancing of properties difficult or impracticable; negative developments in the economy that depress travel activity; environmental liabilities, including under environmental laws that impose, regardless of fault, joint and several liability for the cost of remediating contamination and compensation for damages; contingent liabilities on disposition of assets; unexpected cost overruns in connection with development projects; terrorist attacks, war and other factors that are beyond our control; and dependence on local operating partners. Even in cases where we are indemnified against liabilities arising out of our real estate business, we cannot assure you as to the financial viability of the indemnifying party to satisfy such indemnities or our ability to achieve enforcement of such indemnities.
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
Our real estate asset class is exposed to commercial real estate values and commercial real estate loans, both of which are expected to be adversely affected by decreased occupancy rates, higher prevailing interest rates and decreased credit availability.
Our real estate asset class has traditionally been exposed to commercial real estate and may be adversely affected by conditions in the commercial real estate market. Commercial real estate depends on cash flows from the property to service the debt, successful completion of construction projects and, in some cases, sales of the underlying properties. Because of decreasing occupancy rates for commercial real estate, along with higher prevailing interest rates and decreased ability to refinance commercial real estate borrowings, we expect it may be more difficult for commercial real estate to generate sufficient cash flows to service debt, maintain required financial and operating covenants of such debt, pay or refinance debt as it comes due or generate a profit. As a result of these economic conditions, the value of commercial real estate investments and loans supporting such investments are expected to be adversely affected in the near term.
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
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We will need to continuously invest in our human resources and our infrastructure as a result of the increasingly complex investment management industry, increasing sophistication of clients and our expansion into new jurisdictions. In addition, our newer private wealth platform has and will require ongoing development of new infrastructure. Legal and regulatory developments, including increasing levels of regulation by the SEC and other regulatory authorities outside of the United States, also contribute to the increasing level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis also poses challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses.
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
We are party to a Credit Agreement with JPMorgan Chase Bank, N.A. and certain other lenders party thereto. See note 9 to our consolidated financial statements included elsewhere in this annual report for more information. Borrowings under the Credit Agreement, or any future debt we undertake, will expose us to the typical risks associated with the use of leverage. Significant future borrowings could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Restrictive covenants in agreements and instruments governing our current and future debt may adversely affect our ability to operate our business or limit our ability to engage in certain transactions or activities, including paying dividends or making other distributions on our Class A common stock. We cannot assure you that we will be able to maintain leverage levels in compliance with such covenants. Any failure to comply with these financial and other covenants, if not waived, could cause a default or event of default under such indebtedness.

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
Our funds are subject to the risk that the counterparty to one or more of these contracts defaults, either voluntarily or involuntarily, on its performance under the contract. Any such default may occur suddenly and without notice to us. Moreover, if a counterparty defaults, we may be unable to take action to cover our exposure, either because we lack contractual recourse or because market conditions make it difficult to take effective action. This inability could occur in times of market stress, which is when defaults are most likely to occur. In addition, our risk-management models may not accurately anticipate the effects of market stress or counterparty financial condition, and as a result, we may not have taken sufficient action to reduce our risks effectively. Default risk may arise from events or circumstances that are difficult to detect, foresee or evaluate. In addition, concerns about, or a default by, one large participant could lead to significant liquidity problems for other participants or the broader market, which may in turn expose us to significant losses.
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
In the event of the insolvency or bankruptcy of a custodian, counterparty or any other party that is holding assets of our funds as collateral, our funds might not be able to recover equivalent assets in full as they will rank among the custodian’s or counterparty’s unsecured creditors in relation to the assets held as collateral. In addition, our funds’ cash held with a custodian or counterparty generally will not be segregated from the custodian’s or counterparty’s own cash, and our funds may therefore rank as unsecured creditors in relation thereto.
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
Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital.
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued rising interest rates, ongoing high inflation, reduced availability of credit, recession risk, regional and international bank failures, changes in laws and regulation, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine conflict), and potential recession. For example, inflation in the U.S. could remain high or increase, and heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs, which may put pressure on the profit margins of portfolio companies within our private market funds. The extent and impact of any sanctions imposed in connection with the Russia-Ukraine conflict may also cause additional financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.
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

In addition, regulatory oversight and enforcement may become more rigorous for public companies in general, and for the financial services industry in particular, as a result of the recent volatility in the financial markets. See “—Evolving laws and government regulations could adversely affect us.”
A major public health crisis, including a resurgence of the COVID-19 pandemic or a similar pandemic, could again severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.
A major public health crisis can have unpredictable and adverse impacts on global, national and local economies. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our business activity and that of the StepStone Funds. For example, such disruptions have adversely affected, and in the future could again adversely affect, our ability to effectively identify, monitor, make or dispose of investments. Additionally, while restrictions have generally been lifted globally, and the World Health Organization has declared the end of the COVID-19 global health emergency, the COVID-19 pandemic contributed, and any future public health crisis could contribute, to extreme volatility in financial markets. Such volatility could adversely affect the business of StepStone and the StepStone Funds and the portfolio companies in which they invest, all of which could have material and adverse effect on our performance.
We operate in a heavily regulated industry and any failure to comply with the government regulations to which we are subject could adversely affect us.
We are subject to numerous regulations that may impact our business model. In the United States, our advisory and investment management businesses are subject to regulation by the SEC, the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Securities Act, the Internal Revenue Code of 1986, as amended, (the “Code”), the Commodity Exchange Act, and the Exchange Act. The SEC in particular has increased its regulation and scrutiny of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, valuation practices, allocation of fund investment opportunities, disclosures to clients, the allocation of broken-deal expenses, the management of conflicts of interest disclosures and other fiduciary obligations. The SEC has also heightened its focus on the valuation processes employed by investment advisers. The lack of readily ascertainable market prices for many of the investments made by the StepStone Funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC.
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
In addition, the European Union’s General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (“CCPA”) impose stringent data protection requirements, and we may also be subject to additional state privacy laws. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with GDPR, CCPA or similar regulation enacted elsewhere therefore represents a serious risk to our business.
Our private wealth investment platform is subject to additional regulatory requirements that could adversely impact its profitability. Certain U.S. funds we offer to private wealth investors are registered investment companies or business development companies under the Investment Company Act and we expect that additional funds we offer will also be registered investment companies or business development companies under the Investment Company Act or applicable laws in other jurisdictions. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies and business development companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements. In addition, we will depend on third parties to assist us in complying with regulatory obligations with respect to such registered funds and business development companies.
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

Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment. There has been a greater level of SEC enforcement activity under the current U.S. presidential administration, including targeting practices which were not targeted by the prior U.S. presidential administration. The Biden administration and the current leadership of the SEC have also signaled that they intend to seek to enact further changes to numerous areas of law and regulations currently in effect. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation and has adopted new rules that impose significant changes related to reporting on Form PF and Rule 10b5-1 insider trading plans, and has proposed a number of new rules that, if adopted as proposed, would impose further significant changes on investment advisers and their management of private funds (including with respect to fund audits, adviser-led secondary transactions, fee and expense allocation and reporting, beneficial ownership reporting under Exchange Act Sections 13(d) and 13(g), borrowings, indemnification, side letters, cybersecurity risk management, and annual compliance reviews), and the SEC is expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments (including the funds in which the StepStone Funds and our clients invests) and/or us, including by causing us to incur additional expenses.
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
Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, including those related to the Base Erosion and Profit Shifting (“BEPS”) Project of the Organisation for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. In addition, the Group of Twenty, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have focused on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. The OECD also recently finalized guidelines that recommend certain multinational enterprises be subject to a minimum 15% tax rate, effective from 2024. This minimum tax and several of the proposed measures are potentially relevant to some of our operating entities and investments and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our operations and/or investments. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.
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
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, the EU, the European Economic Area (“EEA”), and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and the individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. As we expand into additional countries and jurisdictions, we may become subject to additional regulatory oversight and related compliance obligations. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
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
In recent years, certain institutional clients have placed increasing importance on ESG implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients have conditioned future capital commitments on the taking or refraining from taking of such actions. Clients’ increased focus and activism related to ESG and similar matters may constrain our investment opportunities. In addition, institutional clients may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the ESG cost of investments made by us. Conversely, certain investors have raised concerns as to whether the incorporation of ESG factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize returns for investors. Anti-ESG sentiment has gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If fund investors subject to such legislation viewed our funds or ESG practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, even though such view or perception may not be accurate, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues. In addition, a failure to successfully manage ESG-related expectations may adversely affect our reputation or erode stakeholder trust.
ESG matters have also been the subject of increased focus by regulators, including in the EU and the U.S. For example, the European Commission has adopted new regulations as part of a package of legislative measures arising from its Action Plan on Sustainable Finance, which include, without limitation: (a) The Disclosure Regulation EU 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, which took effect beginning on March 10, 2021 and (b) The Taxonomy Regulation EU 2020/852 regarding the introduction of EU-wide taxonomy of environmentally sustainable activities, which entered into force on July 12, 2020. These and other proposals have resulted in the Non-Financial Disclosure Regulation, EU Taxonomy Regulation and the EU Sustainable Finance Disclosure Regulation. These legislative developments, which create a common classification system and disclosure obligations focusing on ESG issues, require additional disclosures to clients with respect to ESG factors, which may increase our compliance obligations and expenses, and could lead clients to reduce their investment with us. Our EU-based business, as well as any global product sales into the EU, is subject to these requirements. In the U.S., the SEC has created a Climate and ESG Task Force in its Division of Enforcement, which has and is expected to continue to focus on identifying any material gaps or misstatements in issuers’ disclosure of climate risks under existing rules. Separately, the SEC has identified ESG investing as an exam priority for investment advisers that offer ESG products and services. Further, in March 2022, the SEC issued proposed regulations governing climate-related disclosure. The UK Financial Conduct Authority is introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product level.

Additionally, a lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, our brand and reputation are also associated with our public commitments to various corporate ESG initiatives, including our goals for sustainability and inclusion and diversity. Any failure to achieve our disclosed commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts. Moreover, positions we take or do not take on social issues may be unpopular with some of our employees or with our clients or potential clients, which may in the future impact our ability to attract or retain employees or clients. While we strive to implement ESG practices, there can be no assurance that we will be able to identify all ESG issues or will be able to successfully implement our ESG policies. In addition, the use of ESG metrics in the investment process could be subjective and they are not subject to uniform standards, and, as such, there is no guarantee that we will be able to accurately assess and measure the ESG risks and ESG compliance of its investments and potential investments. ESG-based exclusionary criteria could result in a StepStone Fund foregoing opportunities to make certain investments when it might otherwise be advantageous to do so, and/or selling certain investments due to their ESG characteristics when it might be disadvantageous to do so. Devoting additional resources to ESG matters could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Given increased U.S. and European legal and regulatory focus on ESG matters, failure to comply with applicable legal and regulatory changes may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
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
Pursuant to the regulations issued under Section 162(m) of the Code, SSG may not be permitted to deduct its distributive share of compensation expense to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees, potentially resulting in additional U.S. federal income tax liability for SSG and reducing cash available for distribution to SSG’s stockholders and/or for the payment of other expenses and obligations of SSG.
Section 162(m) of the Code disallows the deduction by any publicly held corporation of applicable employee compensation paid with respect to any covered employee to the extent that such compensation for the taxable year exceeds $1,000,000. A “covered employee” means any employee of the taxpayer if the employee (a) is the principal executive officer (“PEO”) or principal financial officer (“PFO”) of the taxpayer at any time during the taxable year, or was an individual acting in such a capacity, (b) was among the three highest compensated officers for the taxable year (other than the PEO and PFO) required to be disclosed in the proxy statement, or (c) was a covered employee of the taxpayer (or any predecessor) for any preceding taxable year beginning after December 31, 2016. Pursuant to the regulations with respect to Section 162(m) of the Code issued by the IRS, SSG will not be permitted to deduct its distributive share of compensation expense allocated to it, to the extent that such distributive share plus the amount of any compensation paid directly by SSG exceeds $1,000,000 with respect to a covered employee, even if the Partnership, rather than SSG, pays the compensation to SSG’s covered employees. Accordingly, to the extent that SSG is disallowed a deduction for its distributive share of compensation expense under Section 162(m) of the Code, it may result in additional U.S. federal income tax liability for SSG and/or reduce cash available for distribution to SSG’s stockholders or for the payment of other expenses and obligations of SSG.

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
The Sunset Holders, who are members of our senior leadership team, beneficially owned approximately 30.9% of the outstanding Partnership units as of March 31, 2023. Because they hold their economic interest in the Partnership directly, the members of our senior leadership team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior leadership team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when to terminate either Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

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
Several stockholder advisory firms and large institutional investors oppose the use of multiple class structures. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing shares of our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.
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
General Risk Factors
The market price of our Class A common stock has been, and may continue to be volatile, which could cause the value of stockholders’ investments to decline.
The price of our Class A common stock has been volatile, and we have a relatively limited trading history. During fiscal 2023, the closing price of our Class A common stock ranged from a low of $23.11, and to a high closing price of $33.76. The closing price of our Class A common stock has fallen to as low as $21.10 in fiscal 2024 to date. The price of our Class A common stock may continue to be volatile in the future. The factors described in this “Risk Factors” section may have a significant impact on the market price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We lease our corporate headquarters office space located at 450 Lexington Avenue, 31st Floor, New York, NY 10017. We also lease space for our offices located in Baltimore, Beijing, Charlotte, Cleveland, Dallas, Dublin, Frankfurt, La Jolla, London, Luxembourg, Mexico City, Miami, Orlando, Palo Alto, Perth, Rome, San Francisco, Santiago, São Paolo, Seoul, Sydney, Tokyo, Toronto and Zurich. We do not own any real property. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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
Holders of Record
As of May 23, 2023, there was one stockholder of record of our Class A common stock and there were 61 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
The declaration and payment of any dividends is subject to the approval of the board of directors of the Company, which may change our dividend policy at any time. Holders of our Class B common stock will not be entitled to dividends distributed by the Company, but will share in the distributions made by the Partnership on a pro rata basis as further discussed below. On May 24, 2023, we announced a quarterly cash dividend of $0.20 per share of Class A common stock and a supplemental cash dividend of $0.25 per share of Class A common stock, both payable on June 30, 2023 to holders of record at the close of business on June 15, 2023. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2023, respectively. The declaration of this supplemental dividend does not guarantee that the Company will declare supplemental dividends in the future and the board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter		N/A
Second quarter		N/A
Third quarter		N/A
Fourth quarter	March 12, 2021	$0.07
Total dividends paid in FY2021		$0.07

First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80
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
Recent Sales of Unregistered Securities
Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended March 31, 2023.
Use of Proceeds
Not applicable.
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

The following graph depicts the total cumulative stockholder return on our common stock from September 16, 2020, the first day of trading of our Class A common stock on Nasdaq, through March 31, 2023, relative to the performance of the S&P 500 Index and the Dow Jones US Asset Managers Index. The graph assumes an initial investment of $100.00 at the close of trading on September 16, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
09/16/20
03/31/21
03/31/22
03/31/23
StepStone Group Inc.
S&P 500 Index
Dow Jones US Asset Managers Index

	September 16, 2020	March 31, 2021	March 31, 2022	March 31, 2023
StepStone Group Inc.	$100.00	$141.36	$134.05	$101.29
S&P 500 Index	$100.00	$118.33	$136.80	$126.20
Dow Jones US Asset Managers Index	$100.00	$140.46	$153.12	$138.32

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this annual report on Form 10-K. This annual report reflects the historical results of operations and financial position of StepStone Group LP, our predecessor for accounting purposes, prior to the Reorganization and IPO. In this annual report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership, following the Reorganization and IPO and to the Partnership and its consolidated subsidiaries prior to the Reorganization and IPO. Unless otherwise indicated, references in this annual report to fiscal 2023, fiscal 2022 and fiscal 2021 are to our fiscal years ended March 31, 2023, 2022 and 2021, respectively.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2023, we were responsible for approximately $621 billion of total capital, including $138 billion of assets under management (“AUM”) and $482 billion of assets under advisement (“AUA”).
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 25 cities across 15 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of March 31, 2023, we had 956 total employees, including 322 investment professionals and 634 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $82 billion of our AUM as of March 31, 2023.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $43 billion of our AUM as of March 31, 2023.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including SPI and our other proprietary tools; and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $482 billion of our AUA and $13 billion of our AUM as of March 31, 2023.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, Omni. Omni tracked detailed information on over $905 billion of client commitments as of March 31, 2023, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Trends Affecting Our Business
Our business is affected by a variety of factors, including conditions in the financial markets and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of the StepStone Funds’ holdings and the ability to source attractive investments and completely utilize the capital that we have raised. However, we believe our disciplined investment philosophy across our diversified investment strategies has historically contributed to the stability of our investment performance throughout market cycles. Furthermore, we operate at scale across all four private markets asset classes and service clients across a broad range of geography, type, and size, which contributes to our operating resilience and mitigates against concentration risk.
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
Current Events
In 2022, financial markets experienced increased volatility amid rising interest rates, slowing economic growth, persistently high inflation and the ongoing Russia-Ukraine conflict. Central banks around the world pursued monetary policy tightening in an effort to bring down inflation to target rates, stoking recession fears. In the first calendar quarter of 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite the banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected.
We are continuing to closely monitor developments related to inflation, rising interest rates, the Russia-Ukraine conflict and the banking system volatility, and to assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to profitably exit existing investments, such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally.”

Corporate Transactions
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

Private Wealth Transaction
In November 2022, we entered into new arrangements with the SPW management team, which are intended to update the legacy SPW compensation structure to better incentivize the SPW team to grow the platform, while ensuring the platform will remain part of StepStone going forward (the “Private Wealth Transaction”). SPW, which was formerly known as Conversus, is the platform established by us to expand access to the private markets for accredited investors. At the establishment of the platform, the SPW management team were provided an ability to acquire the platform from us in exchange for an amount which would have provided us a return of our initial investment plus an equity return.
As part of the new arrangements, certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC (formerly known as Conversus Holdings LLC), has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements.
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
In December 2022, we issued 296,756 shares of Class A common stock to certain limited partners of the Partnership in exchange for 296,756 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 414,739 shares of Class A common stock to certain limited partners of the Partnership in exchange for 414,739 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions.

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
The diagram below illustrates our organizational structure as of March 31, 2023.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of March 31, 2023 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 30.9% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.2% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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

Segments
We operate as one business, a fully-integrated private markets solutions provider. Our chief operating decision maker, who is our chief executive officer, utilizes a consolidated approach to assess performance and allocate resources. As such, we operate in one business segment.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.40% of average FEAUM in fiscal 2022 and 2023, respectively.

•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.85% and 0.82% of average FEAUM in fiscal 2022 and 2023, respectively, and primarily reflected shifts in asset class mix and the impact of the Greenspring acquisition.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.52% and 0.54% of average FEAUM in fiscal 2022 and 2023, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of March 31, 2023, we had over $63 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 180 programs.
Incentive fees comprise fees earned from certain client investment mandates for which we do not have a general partnership interest in a StepStone Fund. Incentive fees are generally calculated as a percentage of the profits (up to 15%) earned in respect of certain accounts, including certain permanent capital vehicles, for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax.
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
Legacy Greenspring carried interest allocations include the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606. We do not have any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from the legacy Greenspring funds. All of the carried interest allocations in respect of such legacy Greenspring funds are payable to employees who are considered affiliates to us and are therefore reflected as legacy Greenspring performance fee-related compensation in the consolidated statements of income.
We recognize revenue attributable to carried interest allocations from a StepStone Fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued carried interest allocations, which is included as a component of investments in the consolidated balance sheets. Our determination of fair value for investments in the underlying funds includes various valuation techniques. These techniques may include a market approach, recent transaction price, net asset value approach, or discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA, revenue multiples, discount rates, weighted-average cost of capital, exit multiples, or terminal growth rates.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2023 and 2022, no material amounts for potential clawback obligations had been accrued.
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
General, administrative and other includes occupancy, travel and related costs, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated with operating our business. Beginning in the quarter ended December 31, 2022, general, administrative and other includes costs associated with the Consolidated Funds. Expenses of the Consolidated Funds have no impact on net income or loss attributable to us to the extent such expenses are borne by third-party investors.
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

Legacy Greenspring investment income (loss) represents our share of earnings (losses) from the investments we make in certain legacy Greenspring funds through the legacy Greenspring general partner entities. We have no direct economic interests in the legacy Greenspring general partner entities. As a result, all such income is reflected as non-controlling interests in legacy Greenspring entities. Legacy Greenspring investment income will increase or decrease based on the earnings of such legacy Greenspring funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds.
Investment income (loss) of Consolidated Funds represents gains (losses) from the investments held by the Consolidated Funds.
Interest income consists of income earned on cash and cash equivalents, restricted cash and certificates of deposit. Beginning in the quarter ended December 31, 2022, interest income includes amounts associated with the Consolidated Funds.
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
Other income (loss) includes foreign currency transaction gains and losses and non-operating activities. Beginning in the quarter ended December 31, 2022, other income (loss) includes amounts associated with the Consolidated Funds.
Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the Partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level, which are reflected within income tax expense in the consolidated statements of income. As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
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
Our AUM is calculated as the sum of (i) NAV of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of March 31, 2023 reflects final data for the prior period (December 31, 2022), adjusted for net new client account activity through March 31, 2023. NAV data for underlying investments is as of December 31, 2022, as reported by underlying managers up to 114 days following December 31, 2022. When NAV data is not available 114 days following December 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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

Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of March 31, 2023 reflects final data for the prior period (December 31, 2022), adjusted for net new client account activity through March 31, 2023. NAV data for underlying investments is as of December 31, 2022, as reported by underlying managers up to 114 days following December 31, 2022. When NAV data is not available 114 days following December 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Consolidation of StepStone Funds
Beginning in the quarter ended December 31, 2022, we consolidated one investment fund for which we are deemed to have a controlling financial interest. The activity of the Consolidated Funds is reflected within the consolidated financial statement line items as indicated by reference thereto. The impact of the Consolidated Funds decrease revenues reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. The net economic ownership interests of our Consolidated Funds held by third parties are reflected as redeemable non-controlling interests in Consolidated Funds in our consolidated financial statements. We generally deconsolidate funds when we are no longer deemed to have a controlling financial interest in the entity. The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.

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

	Year Ended March 31,
(in thousands)	2023	2022	2021
Revenues
Management and advisory fees, net	$497,179	$380,257	$285,462
Performance fees:
Incentive fees	9,663	11,593	5,474
Carried interest allocations:
Realized	131,089	200,718	62,953
Unrealized	(253,342)	585,851	433,827
Total carried interest allocations	(122,253)	786,569	496,780
Legacy Greenspring carried interest allocations(1)	(452,163)	187,106	—
Total revenues	(67,574)	1,365,525	787,716
Expenses
Compensation and benefits:
Cash-based compensation	252,180	197,482	157,123
Equity-based compensation	24,940	13,996	7,899
Performance fee-related compensation:
Realized	79,846	91,208	30,532
Unrealized	(119,039)	312,903	215,508
Total performance fee-related compensation	(39,193)	404,111	246,040
Legacy Greenspring performance fee-related compensation(1)	(452,163)	187,106	—
Total compensation and benefits	(214,236)	802,695	411,062
General, administrative and other	147,159	110,468	48,485
Total expenses	(67,077)	913,163	459,547
Other income (expense)
Investment income (loss)	(2,509)	26,160	16,407
Legacy Greenspring investment income (loss)(1)	(44,075)	32,586	—
Investment income of Consolidated Funds	9,315	—	—
Interest income	1,921	337	413
Interest expense	(4,189)	(1,113)	(7,360)
Other income (loss)	(1,420)	2,249	220
Total other income (expense)	(40,957)	60,219	9,680
Income (loss) before income tax	(41,454)	512,581	337,849
Income tax expense	3,821	28,300	23,256
Net income (loss)	(45,275)	484,281	314,593
Less: Net income attributable to non-controlling interests in subsidiaries	35,194	26,608	23,176
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(44,075)	32,586	—
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(19,772)	231,202	228,783
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	1,776	—	—
Net income (loss) attributable to StepStone Group Inc.	$(18,398)	$193,885	$62,634
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3, 5 and 15 to our consolidated financial statements included elsewhere in this annual report.

Revenues
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Total revenues decreased $1,433.1 million to $(67.6) million for fiscal 2023 as compared to fiscal 2022, due to negative carried interest allocations and legacy Greenspring carried interest allocations in the current period as compared to positive carried interest allocations and legacy Greenspring carried interest allocations in the prior year period and lower incentive fees, partially offset by higher net management and advisory fees, in each case, as described below.
Net management and advisory fees increased $116.9 million, or 31%, to $497.2 million for fiscal 2023 as compared to fiscal 2022. The increase was driven by new client activity and 28% growth in average FEAUM (or 21% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.8 million from the final closing of StepStone Capital Partners V (“SCP V”) and additional closings on StepStone’s multi-strategy global venture capital fund. The prior year period included $7.7 million of retroactive fees from the final closing of StepStone Tactical Growth Fund III (“STGF III”) and additional closings of SCP V. For new investors, fees relating to periods prior to the closing date are considered retroactive.
Incentive fees decreased $1.9 million, or 17%, to $9.7 million for fiscal 2023 as compared to fiscal 2022, reflecting lower realization activity.
Realized carried interest allocation revenues decreased $69.6 million, or 35%, to $131.1 million for fiscal 2023 as compared to fiscal 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $131.1 million, unrealized carried interest allocation revenues decreased $908.8 million, or 116%, to $(122.3) million for fiscal 2023 compared to fiscal 2022. The decrease in unrealized carried interest allocations for fiscal 2023 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues decreased $639.3 million to $(452.2) million for fiscal 2023 as compared to fiscal 2022. Fiscal 2023 reflects gross realized carried interest allocations of $74.7 million and unrealized carried interest allocations, net of the reversal of carried interest allocations, of $(526.8) million. Fiscal 2022 reflects gross realized carried interest allocations of $92.2 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $94.9 million for the period from September 20, 2021 to March 31, 2022.
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Total revenues increased $577.8 million, or 73%, to $1,365.5 million for fiscal 2022 as compared to fiscal 2021, due to higher carried interest allocations, net management and advisory fees, incentive fees and the inclusion of legacy Greenspring carried interest allocations in the current year, in each case, as described below.
Net management and advisory fees increased $94.8 million, or 33%, to $380.3 million for fiscal 2022 as compared to fiscal 2021. The increase was driven by new client activity and a 39% growth in average FEAUM (or 25% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $7.7 million from the final closing for STGF III and additional closings of SCP V. The prior year period included $9.0 million of retroactive fees from the final closing of StepStone Real Estate Partners IV (“SREP IV”). For new investors, fees relating to periods prior to the closing date are considered retroactive.
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
Expenses
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Total expenses decreased $980.2 million to $(67.1) million for fiscal 2023 as compared to fiscal 2022, due to decreases in legacy Greenspring performance fee-related compensation and performance fee-related compensation, partially offset by increases in cash-based compensation, general, administrative and other expenses, and equity-based compensation, in each case, as described below.
Cash-based compensation increased $54.7 million, or 28%, to $252.2 million for fiscal 2023 as compared to fiscal 2022, due to increased staffing and compensation levels. Our average full-time headcount increased 31% (or 27% excluding the impact of Greenspring) in the current year period as compared to the prior year period.
Equity-based compensation increased $10.9 million, or 78%, to $24.9 million for fiscal 2023 as compared to fiscal 2022. The increase was primarily attributable to the inclusion of expense related to liability classified awards in the current year period and no comparable expense in the prior year period, as well as the full year impact of restricted stock units (“RSUs”) awarded to certain employees and directors in the prior year period and additional grants of RSUs granted in the current year period.
Performance fee-related compensation expense decreased $443.3 million to $(39.2) million for fiscal 2023 as compared to fiscal 2022, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation decreased $11.4 million, or 12%, to $79.8 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting lower realization activity. The decrease was partially offset by an increase reflecting realized carried interest allocations recognized in the current year period from certain funds for which a higher portion is paid to employees as realized performance fee-related compensation.
Legacy Greenspring performance fee-related compensation expense decreased $639.3 million to $(452.2) million for fiscal 2023 as compared to fiscal 2022. Fiscal 2023 reflects gross realized performance fee-related compensation expense of $74.7 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(526.8) million. Fiscal 2022 reflects gross realized performance fee-related compensation expense of $92.2 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $94.9 million for the period from September 20, 2021 to March 31, 2022.

General, administrative and other expenses increased $36.7 million, or 33%, to $147.2 million for fiscal 2023 as compared to fiscal 2022. The overall increase primarily reflected increases of $19.0 million in amortization expense for intangibles, $10.6 million of travel and associated costs for investment evaluation and client service, $3.8 million in information and technology expenses, $3.4 million in professional fees, $3.3 million in occupancy costs, $1.6 million in conference expenses, $1.6 million in human resources and recruiting expenses, $1.5 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms, $0.7 million in business taxes and other general operating expenses, partially offset by a decrease in transaction costs of $7.4 million and a gain of $2.7 million within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms.
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Total expenses increased $453.6 million, or 99%, to $913.2 million for fiscal 2022 as compared to fiscal 2021, reflecting increases in performance fee-related compensation, general, administrative and other expenses, cash-based compensation, equity-based compensation, and the inclusion of legacy Greenspring performance fee-related compensation in the current year, in each case, as described below.
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
Other Income (Expense)
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Investment income decreased $28.7 million to a loss of $2.5 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.

Legacy Greenspring investment income decreased $76.7 million to a loss of $44.1 million for fiscal 2023 as compared to fiscal 2022. Fiscal 2023 reflects gross realized investment income of $6.6 million and unrealized investment loss, net of the reversal of realized investment income, of $50.6 million. Fiscal 2022 reflects gross realized investment income of $7.8 million and unrealized investment income, net of the reversal of realized investment income, of $24.8 million for the period from September 20, 2021 to March 31, 2022.
Investment income of Consolidated Funds of $9.3 million for fiscal 2023 primarily reflects overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $1.6 million, or 470%, to $1.9 million for fiscal 2023 as compared to fiscal 2022 primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to Consolidated Funds was $0.2 million in the current year period as compared to zero in the prior year period.
Interest expense increased $3.1 million, or 276%, to $4.2 million for fiscal 2023 as compared to fiscal 2022. The increase was due to a full period of interest, higher average interest rates, and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other income (loss) decreased $3.7 million to a loss of $1.4 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting a larger gain related to adjustments in connection with the Tax Receivable Agreements in the prior year period as compared with the current year period, and net foreign currency transaction losses in the current year period.
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

Our effective income tax rate was (9.2)%, 5.5%, and 6.9% for fiscal 2023, 2022 and 2021, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests. During fiscal 2022, we recorded a benefit of $25.3 million related to the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition. For the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Income tax expense decreased $24.5 million, or 86%, to $3.8 million for fiscal 2023 as compared to fiscal 2022. The decrease in tax expense was primarily driven by pre-tax net loss for fiscal 2023 compared to pre-tax net income for fiscal 2022.
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Income tax expense increased $5.0 million, or 22%, to $28.3 million for fiscal 2022 as compared to fiscal 2021. The increase was primarily due to the additional U.S. federal and state income taxes recognized on our share of taxable income generated by the Partnership as a result of our increased ownership in the Partnership, partially offset by a benefit of $25.3 million related to the release of a valuation allowance during fiscal 2022 as a result of the Greenspring acquisition. Additionally, for the period prior to the Reorganization and IPO, we operated as a partnership for U.S. federal income tax purposes and were not subject to U.S. federal and state income taxes.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $8.6 million, or 32%, to $35.2 million for fiscal 2023 as compared to fiscal 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $3.4 million, or 15%, to $26.6 million for fiscal 2022 as compared to fiscal 2021. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $(44.1) million and $32.6 million for fiscal 2023 and 2022, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(19.8) million, $231.2 million and $228.8 million for fiscal 2023, 2022 and 2021, respectively. Prior to the Reorganization and IPO, all of our income or loss relates to the Partnership and has been presented as non-controlling interests in the Partnership.

Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $1.8 million for fiscal 2023, which represents income of the Consolidated Funds attributable to third-party investors. We did not consolidate any StepStone Funds prior to fiscal 2023.
Operating Metrics
Assets Under Management
AUM was $86 billion as of March 31, 2021, $134 billion as of March 31, 2022 and $138 billion as of March 31, 2023. The acquisition of Greenspring added $22 billion of AUM as of September 20, 2021.
Assets Under Advisement
Assets related to our advisory accounts were $340 billion as of March 31, 2021, $436 billion as of March 31, 2022 and $482 billion as of March 31, 2023.
Fee-Earning AUM
Year Ended March 31, 2023
FEAUM increased $10.3 billion, or 14%, to $85.4 billion as of March 31, 2023 as compared to $75.2 billion as of March 31, 2022. Of the increase, $5.8 billion was from SMAs and $4.5 billion was from focused commingled funds.
Year Ended March 31, 2022
FEAUM increased $23.2 billion, or 45%, to $75.2 billion as of March 31, 2022 as compared to $52.0 billion as of March 31, 2021. The increase was primarily attributable to a $14.1 billion increase in focused commingled funds due to the Greenspring acquisition, which added $11.4 billion of FEAUM, and $9.0 billion from SMAs.

	Year Ended March 31, 2023
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$49,586	$25,587	$75,173
Contributions(1)	9,658	5,509	15,167
Distributions(2)	(4,208)	(1,162)	(5,370)
Market value, FX and other(4)	309	152	461
Ending balance	$55,345	$30,086	$85,431

	Year Ended March 31, 2022
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$40,561	$11,447	$52,008
Contributions(1)	11,839	4,364	16,203
Distributions(2)	(3,235)	(1,564)	(4,799)
Acquisitions(3)	—	11,407	11,407
Market value, FX and other(4)	421	(67)	354
Ending balance	$49,586	$25,587	$75,173
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
(3)Includes $11.4 billion of focused commingled funds added as a result of the Greenspring acquisition.
(4)Market value, FX and other primarily consist of changes in market value appreciation (depreciation) for funds that pay on NAV and the effect of foreign exchange rate changes on non-U.S. dollar denominated commitments.
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of March 31,
(in millions)	2023	2022	2021
FEAUM
Private equity(1)	$45,766	$40,396	$24,533
Infrastructure	19,274	17,737	12,605
Private debt	14,361	12,216	10,483
Real estate	6,030	4,824	4,387
Total	$85,431	$75,173	$52,008
_______________________________
(1)Balance as of March 31, 2022 includes $11.4 billion of focused commingled funds added as a result of the Greenspring acquisition.

	As of March 31,
	2023	2022
Weighted-average fee rate(1)
Private equity(2)	0.66%	0.64%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.40%
Total	0.54%	0.52%
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

Undeployed Fee-Earning Capital
As of March 31, 2023, we had $15.7 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present on a pre-tax and after-tax basis used to evaluate profitability and is presented excluding the consolidation of our funds. ANI represents the after-tax net realized income attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income, (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (d) amortization of intangibles and (e) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income as none of the economics are attributable to us. ANI is income before taxes fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises net management and advisory fees, less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (c) amortization of intangibles, and (d) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.

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
Fee-Related Earnings
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
FRE increased $33.9 million, or 28%, to $156.2 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
FRE increased $32.8 million, or 37%, to $122.2 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Adjusted revenues increased $48.0 million, or 8%, to $642.0 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting increases in net management and advisory fees and incentive fees, including the deferred portion, partially offset by lower realized carried interest allocation revenues.
ANI decreased $30.3 million, or 18%, to $142.7 million for fiscal 2023 as compared to fiscal 2022, primarily due to lower net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation), a higher allocation of income to non-controlling interests and higher interest expense. The decrease was partially offset by the increase in FRE.
Year Ended March 31, 2022 Compared to Year Ended March 31, 2021
Adjusted revenues increased $235.4 million, or 66%, to $594.0 million for fiscal 2022 as compared to fiscal 2021, primarily reflecting increases in net management and advisory fees, realized carried interest allocation revenues and incentive fees (including the deferred portion).
ANI increased $87.5 million, or 103%, to $172.9 million for fiscal 2022 as compared to fiscal 2021, primarily due to increases in FRE, as well as higher net realized performance fee-related earnings. These increases were partially offset by a higher allocation of income to non-controlling interests.

Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted shares outstanding used in the computation of ANI per share for fiscal 2023, 2022 and 2021. As Class A common stock did not exist prior to the Reorganization and IPO, the number of adjusted shares outstanding used in the computation of ANI per share for fiscal 2021 reflects the number of adjusted shares for the period from the IPO date to September 30, 2020 for comparability purposes.

	Year Ended March 31,
	2023	2022	2021
(in thousands, except share and per share amounts)
Adjusted net income	$142,663	$172,943	$85,402

Weighted-average shares of Class A common stock outstanding – Basic(1)	61,884,671	49,833,760	29,657,805
Assumed vesting of RSUs	669,966	1,289,809	1,151,579
Assumed vesting and exchange of Class B2 units	2,475,501	2,476,681	2,465,420
Exchange of Class B units in the Partnership(1)	46,780,724	52,028,095	65,158,526
Exchange of Class C units in the Partnership(2)	2,807,243	1,563,316	—
Adjusted shares(3)	114,618,105	107,191,661	98,433,330

Adjusted net income per share	$1.24	$1.61	$0.87
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
(3)Class A common stock did not exist prior to the Reorganization and IPO in September 2020. As a result, the computation of ANI per share for fiscal 2021 assumes the same number of adjusted shares outstanding as reported for the period after the IPO through September 30, 2020.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Year Ended March 31,
(in thousands)	2023	2022	2021
Total revenues	$(67,574)	$1,365,525	$787,716
Unrealized carried interest allocations	253,342	(585,851)	(433,827)
Deferred incentive fees	3,892	1,438	4,700
Legacy Greenspring carried interest allocations	452,163	(187,106)	—
Management and advisory fee revenues for the Consolidated Funds(1)	147	—	—
Adjusted revenues	$641,970	$594,006	$358,589
______________________________
(1)Reflects the add back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.

The table below shows a reconciliation of additional GAAP measures to adjusted measures. We use the non-GAAP measures presented below as components when calculating ANI and FRE.

	Year Ended March 31,
(in thousands)	2023	2022	2021
GAAP Management and advisory fees, net	$497,179	$380,257	$285,462
Management and advisory fee revenues for the Consolidated Funds(1)	147	—	—
Management and advisory fees, net	$497,326	$380,257	$285,462

GAAP Interest income	$1,921	$337	$413
Interest income earned by the Consolidated Funds(2)	(195)	—	—
Non-GAAP interest income	$1,726	$337	$413

GAAP Other income (loss)	$(1,420)	$2,249	$220
Adjustments(3)	86	(3,560)	—
Adjusted other income (loss)	$(1,334)	$(1,311)	$220
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the removal of interest income earned by the Consolidated Funds.
(3)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) and the removal of the impact of the consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Year Ended March 31,
(in thousands)	2023	2022	2021
Income (loss) before income tax	$(41,454)	$512,581	$337,849
Net income attributable to non-controlling interests in subsidiaries(1)	(39,054)	(28,100)	(23,952)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	44,075	(32,586)	—
Unrealized carried interest allocations	253,342	(585,851)	(433,827)
Unrealized performance fee-related compensation	(119,039)	312,903	215,508
Unrealized investment (income) loss	8,012	(17,661)	(11,066)
Impact of Consolidated Funds	(8,897)	—	—
Deferred incentive fees	3,892	1,438	4,700
Equity-based compensation(2)	21,914	13,174	7,848
Amortization of intangibles	43,481	24,497	3,339
Write-off of unamortized deferred financing costs	—	—	3,526
Tax Receivable Agreements adjustments through earnings	(244)	(3,560)	—
Non-core items(3)	17,580	26,260	6,342
Pre-tax adjusted net income	183,608	223,095	110,267
Income taxes(4)	(40,945)	(50,152)	(24,865)
Adjusted net income	142,663	172,943	85,402
Income taxes(4)	40,945	50,152	24,865
Realized carried interest allocations	(131,089)	(200,718)	(62,953)
Realized performance fee-related compensation(5)	79,846	91,208	30,532
Realized investment income	(5,503)	(8,499)	(5,341)
Incentive fees	(9,663)	(11,593)	(5,474)
Deferred incentive fees	(3,892)	(1,438)	(4,700)
Non-GAAP interest income(6)	(1,726)	(337)	(413)
Interest expense	4,189	1,113	7,360
Adjusted other (income) loss(6)(7)	1,334	1,311	(220)
Write-off of unamortized deferred financing costs	—	—	(3,526)
Net income attributable to non-controlling interests in subsidiaries(1)	39,054	28,100	23,952
Fee-related earnings	$156,158	$122,242	$89,484
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
(3)Includes (income) expense related to transaction costs ($6.9 million in fiscal 2023, $14.2 million in fiscal 2022, and $0.4 million in fiscal 2021), lease remeasurement adjustments ($(2.7) million in fiscal 2023), accelerated depreciation of leasehold improvements for changes in lease terms ($1.5 million in fiscal 2023), severance costs ($0.3 million in fiscal 2023, $1.6 million in fiscal 2022, and $4.2 million in fiscal 2021), loss on change in fair value for contingent consideration obligation ($9.4 million in fiscal 2023, $9.6 million in fiscal 2022, and $1.6 million in fiscal 2021), compensation paid to certain employees as part of an acquisition earn-out ($2.3 million in fiscal 2023 and $0.8 million in fiscal 2022) and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.3%, 22.5% and 22.6% applied to pre-tax adjusted net income for fiscal 2023, 2022 and 2021, respectively. The 22.3% rate for fiscal 2023 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%. The 22.5% rate for fiscal 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.5%. The 22.6% rate for fiscal 2021 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. The decline in the blended statutory rate for fiscal 2023 compared to fiscal 2022 was due to updates in our state apportionment based on our most recently filed tax returns and is our best estimate of our blended statutory tax rate moving forward. The decline in the blended statutory rate for fiscal 2022 compared to fiscal 2021 was due to updates in our state apportionment.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($11.3 million in fiscal 2023, $1.8 million in fiscal 2022, and $1.3 million in fiscal 2021).
(6)Excludes the impact of consolidating the Consolidated Funds.
(7)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($0.2 million in fiscal 2023 and $3.6 million in fiscal 2022).
Investment Performance
The following tables present information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through December 31, 2022 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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

•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of December 31, 2022;
•“Net Multiple of Invested Capital” refers to (a) the sum of Realized Distributions from underlying investments to the fund plus the fund’s NAV, divided by (b) Cumulative Invested Capital. Multiple of Invested Capital is presented net of management fees, carried interest and expenses charged by underlying fund managers, as well as StepStone’s management fees, performance fees and expenses;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of December 31, 2022 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Gross IRR” refers to IRR net of management fees, performance fees and expenses charged by the underlying fund managers, but gross of StepStone’s management fees, performance fees and expenses;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone;
•“MSCI ACWI Direct Alpha” refers to the MSCI All Country World Index, the benchmark index used for comparison below. The MSCI All Country World Index is a free float-adjusted market capitalization-weighted index of nearly 2,900 world stocks that is designed to measure the equity market performance of developed and emerging markets. We believe the MSCI All Country World Index is commonly used by private markets investors to evaluate performance. The Direct Alpha calculation methodology allows private markets investment performance to be evaluated against a public index by compounding capital invested, capital distributed and net asset values to a single point in time in the benchmark’s life, removing fluctuations of the public index and leaving only the non-market return above/below the index; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).

StepStone Performance Summary by Investment Strategy(1),(2)

(in billions except percentages and multiples)
Strategy(3)	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Gross IRR(4)	Net IRR(4)	Net Multiple of Invested Capital(4)	Net IRR versus Benchmark(5)
Primaries	$273.8	$192.0	$122.9	$153.7	$276.6	12.8%	12.5%	1.4x	4.7%
Secondaries	17.0	14.2	9.0	12.3	21.3	21.1%	17.2%	1.4x	9.3%
Co-investments	40.5	38.1	19.2	42.1	61.3	19.2%	16.7%	1.5x	9.1%
Total	$331.3	$244.3	$151.1	$208.1	$359.2	13.8%	13.2%	1.4x	5.4%
______________________________
(1)Performance data shown in the table above is on an inception-to-date basis as of December 31, 2022. Overall performance includes all investments StepStone recommends and subsequently tracks, including advisory co-investments and infrastructure investments made prior to January 1, 2015, the performance summary of Courtland, for which the track record dates back to September 1994. Overall performance excludes (i) all client-direct investments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, (iii) syndicated loan portfolio totaling $0.4 billion, and (iv) investments made by legacy private equity acquired businesses. USD returns for StepStone recommended investments are calculated on a constant currency adjusted USD reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Primaries include open-end investments, and co-investments include venture capital and growth equity direct investments for private equity, and asset management investments for infrastructure direct asset management investments.
(2)Investments of former clients are included in performance summary past the client termination date until such time as StepStone stops receiving current investment data (quarterly valuations and cash flows) for the investment. At that point, StepStone will then ‘liquidate’ the fund’s contribution to the track record by entering a distribution amount equal to the last reported NAV. Historical performance contribution is maintained up until the ‘liquidation’ date.
(3)Inception date reflects date of the first investment: September 1994 for primaries, January 2005 for secondaries and June 2001 for co-investments.
(4)Returns are net of fees and expenses charged by both the underlying investment and hypothetical StepStone fees. Investments shown herein include investments across different funds and accounts. The aggregate returns are not indicative of the returns an individual investor would receive from these investments. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. Fees are available upon request. StepStone fees and expenses are based on the following assumptions (management fees represent an annual rate):
i.Primaries: 25 basis points of net invested capital for management fees, charged quarterly.
ii.Secondaries: 125 basis points (60 basis points for infrastructure) of capital commitments in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee.
iii.Co-investments: 100 basis points (85 and 50 basis points for infrastructure co-investments and direct asset management investments, respectively) on net committed capital for management fees, charged quarterly.
Additionally, all investment types assess 5 basis points of capital commitments for fund expenses, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs. Secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle. Real Estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle.
(5)Reflects outperformance of investments as compared to the MSCI ACWI Total Return using the Direct Alpha public market equivalent method.

StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	17.4%	1.6x	Core/Core+ fund investments	8.8%	1.6x	Primaries	10.7%	Direct lending	6.5%
Secondaries	18.0%	1.5x	Value-add/opportunistic fund investments	10.1%	1.4x	Secondaries	10.5%	Distressed debt	9.3%
Co-investments(7)	20.7%	1.7x	Real estate debt fund investments	5.9%	1.2x	Co-investments(7)	9.3%	Other(9)	6.0%
			Value-add/opportunistic secondaries & co-investments	13.8%	1.3x
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of December 31, 2022, as reported by underlying managers up to 114 days following December 31, 2022. For investment returns where NAV data is not available 114 days following December 31, 2022, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,384 investments totaling $168.8 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) all client-directed private equity investments (245 investments totaling $27.5 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment..
(3)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above and are net of fees and expenses charged by both the underlying investment and hypothetical StepStone fees. The aggregate returns are not indicative of the returns an individual investor would receive from these investments. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees and expenses represent an annual rate):
i.Primaries: 25 basis points of net invested capital for management fees (and on NAV for private debt), charged quarterly.
ii.Secondaries: 125 basis points (60 basis points for infrastructure) of capital commitments in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee; 65 basis points for private debt, assessed quarterly on the net asset value.
iii.Co-investments: 100 basis points (85 and 50 basis points for infrastructure co-investments and direct asset management investments, respectively) on net committed capital for management fees, charged quarterly; 65 basis points for private debt, assessed quarterly on net asset value.
iv.All investment types assess 5 basis points of capital commitments for fund expenses, charged quarterly, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
v.Private equity and infrastructure secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle. Real estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle. Private debt secondaries and co-investments include 10.0% of paid and unrealized carry, with an 5.0% preferred return hurdle.
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

(5)Real estate includes 466 investments totaling $73.4 billion of capital commitments and excludes (i) all client-directed real estate investments (78 investments totaling $11.7 billion of capital commitments), (ii) nine secondary/co-investment core/core+ or credit investments, totaling $537.0 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(6)Infrastructure includes 224 investments totaling $46.3 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the Infrastructure subsidiary in 2013 or made prior to the Courtland acquisition totaling $501.9 million of capital commitments, (ii) all client-directed infrastructure investments (27 investments totaling $4.1 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments includes venture capital and growth equity direct investments for Private Equity, and asset management investments for Infrastructure.
(8)Private debt includes 766 investments totaling $43.5 billion of capital commitments and excludes (i) all client-directed debt investments (40 investments, totaling $2.9 billion of capital commitments), (ii) real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition (54 investments totaling $5.2 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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
As of March 31, 2023, we had $103.5 million of cash, cash equivalents and restricted cash ($129.5 million including Consolidated Funds) and $1,342.4 million of investments in StepStone Funds, including $1,227.2 million of accrued carried interest allocations, against $98.4 million in debt obligations, net of debt issuance costs, and $644.5 million in accrued carried interest-related compensation payable.
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

Cash Flows
The accompanying consolidated cash flows include the Consolidated Funds, which activities primarily consist of raising capital from third-party investors, purchasing investments, making payment for the operating costs of the fund, generating cash flows from realized income allocations of investments and sales of investments, and making distributions to investors. The Consolidated Funds are accounted for as investment companies and therefore the cash flows from investing activities are included in cash flows from operations.
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Year Ended March 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$151,183	$214,281	$149,299
Net cash used in investing activities	(30,807)	(210,241)	(11,166)
Net cash used in financing activities	(108,021)	(70,439)	(45,306)
Effect of exchange rate changes	(287)	(15)	1,097
Net increase (decrease) in cash, cash equivalents and restricted cash	$12,068	$(66,414)	$93,924
Operating Activities
Operating activities provided $151.2 million, $214.3 million and $149.3 million of cash for fiscal 2023, 2022 and 2021, respectively. For fiscal 2023, 2022 and 2021, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $214.5 million, $222.9 million and $120.0 million;
•net change in operating assets and liabilities of $(32.6) million, $(8.6) million and $29.3 million;
•adjustments for unrealized investment income from Consolidated Funds of $(9.3) million, $0 million and $0 million;
•net purchases of investments of Consolidated Funds of $21.3 million, $0 million and $0 million; and
•net change in operating assets and liabilities of Consolidated Funds of $(0.2) million, $0 million and $0 million.
Investing Activities
Investing activities used $30.8 million, $210.2 million and $11.2 million of cash for fiscal 2023, 2022 and 2021, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $16.4 million, $15.1 million and $9.9 million;
•net contributions to investments in legacy Greenspring entities of $8.8 million, $11.6 million and $0 million;
•purchases of fixed assets of $5.6 million, $2.1 million and $1.3 million; and

•cash payments for acquisitions, net of cash acquired, of $0 million, $181.5 million and $0 million.
Financing Activities
Financing activities used $108.0 million, $70.4 million and $45.3 million for fiscal 2023, 2022 and 2021, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $0 million, $0 million and $3.3 million;
•proceeds from capital contributions from non-controlling interests $0.2 million, $0.1 million and $2.8 million;
•proceeds from IPO, net of underwriting discounts of $0 million, $0 million and $337.8 million;
•net borrowings on revolving credit facility (including payment of deferred financing costs) of $35.0 million, $62.6 million and $0 million;
•purchase of non-controlling interests of $0 million, $3.0 million and $131.3 million;
•payment of deferred offering costs of $0 million, $1.7 million and $10.1 million;
•payments on prior term loan of $0 million, $0 million and $147.0 million;
•distributions to non-controlling interests of $109.5 million, $107.5 million and $97.7 million;
•proceeds from capital contributions to legacy Greenspring entities of $13.4 million, $15.1 million and $0 million;
•distributions to non-controlling interests in legacy Greenspring entities of $11.1 million, $11.3 million and $0 million;
•dividends paid to common stockholders of $50.0 million, $23.9 million and $2.0 million;
•payments for employee taxes related to the net settlement of RSUs of $2.7 million, $0 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $6.0 million, $0.8 million and $0 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $22.8 million, $0 million and $0 million.
Revolving Credit Facility
We are party to the Credit Agreement that was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of March 31, 2023, we had $98.4 million outstanding on the Revolver, net of debt issuance costs.

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of March 31, 2023 was 6.86%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of March 31, 2023, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2023, we had outstanding letters of credit totaling $7.8 million.
In April 2023, we amended the Credit Agreement such that any request for borrowing of, continuation of, or conversion to a Eurocurrency Loan, as applicable, shall be deemed to be a request for borrowing of, continuation of, or conversion to, as applicable, a loan bearing interest at the adjusted term Secured Overnight Financing Rate (“SOFR”). All Eurocurrency Loans outstanding as of March 31, 2023 shall continue to bear interest at the adjusted LIBOR Rate (as defined in the Credit Agreement) and remain outstanding as Eurocurrency Loans until the expiration of the current interest period (as defined in the Credit Agreement).
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
In December 2022, we issued 296,756 shares of Class A common stock to certain limited partners of the Partnership in exchange for 296,756 Class B units. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 414,739 shares of Class A common stock to certain limited partners of the Partnership in exchange for 414,739 Class C units.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On May 24, 2023, we announced a quarterly cash dividend of $0.20 per share of Class A common stock and a supplemental cash dividend of $0.25 per share of Class A common stock, both payable on June 30, 2023 to holders of record as of the close of business on June 15, 2023. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2023, respectively. The declaration of this supplemental dividend does not guarantee that we will declare supplemental dividends in the future and our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

The following table presents information regarding quarterly cash dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter		N/A
Second quarter		N/A
Third quarter		N/A
Fourth quarter	March 12, 2021	$0.07
Total dividends paid in FY2021		$0.07

First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80
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
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2023, we were required to maintain approximately $15.8 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.
Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments.
The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2023:

	Total	Less than 1 year	Years 1-3	Years 3-5	Thereafter
Operating lease obligations(1)	$164,918	$12,337	$29,241	$26,836	$96,504
Contingent earn-out payments(2)	36,745	105	36,640	—	—
Debt obligations(3)	100,000	—	—	100,000	—
Interest on debt obligations(4)	23,841	6,863	13,725	3,253	—
Capital commitments(5)	84,334	84,334	—	—	—
Capital commitments in legacy Greenspring funds(6)	50,558	50,558	—	—	—
Total	$460,396	$154,197	$79,606	$130,089	$96,504
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2039. The table only includes guaranteed minimum lease payments under these agreements, including leases signed but not yet commenced at the period end, and does not project other lease-related payments.
(2)In September 2021, we completed the acquisition of 100% of Greenspring. The transaction agreement provides for the payment of an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. Future cash payments represent the fair values as of March 31, 2023. See note 6 to our consolidated financial statements included elsewhere in this annual report for more information on contingent consideration liabilities.
(3)Debt obligations presented in the table relate to the Revolver, which has a maturity date of September 20, 2026. The balance outstanding under the Revolver as of March 31, 2023 has been presented as an obligation payable in the years

3-5 column as there are no scheduled or required principal payments on the Revolver until the maturity date on September 20, 2026.
(4)Interest on debt obligations consists of projected future interest payments for amounts drawn on the Revolver using interest rates in effect as of March 31, 2023, which has been calculated assuming no additional principal payments will be made and the outstanding balance will be held until its final maturity date. These projected interest payments may differ in the future based on the balance outstanding on the Revolver, as well as changes in market interest rates.
(5)Capital commitments represent our obligations to provide general partner capital funding to the StepStone Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
(6)In connection with the Greenspring acquisition, we, indirectly through our subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). We did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. We determined that the legacy Greenspring general partner entities are VIEs and that we are the primary beneficiary of each such entity because we have a controlling financial interest in each entity. As a result, we consolidate these entities. Capital commitments in legacy Greenspring funds represent our obligations to provide general partner capital funding in legacy Greenspring funds for which we do not hold any direct economic interests. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
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

Under the VIE model, we are required to perform an analysis as to whether we have a variable interest in an entity and whether the entity is a VIE. In evaluating whether we hold a variable interest, we review all of our financial relationships to determine whether we are exposed to the risks and rewards created and distributed by an entity. We hold variable interests in certain operating subsidiaries not wholly-owned by us and in the StepStone Funds in which we serve as the general partner or managing member. We also assess whether the fees received from the StepStone Funds as a decision maker or in exchange for services (including management fees, incentive fees and carried interest allocations) are customary and commensurate with the level of effort required to provide the services. We consider all economic interests, including indirect interests, to determine if a fee is considered a variable interest. We determined our fee arrangements with the StepStone Funds are not considered to be variable interests.
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
We provide investment advisory services to the StepStone Funds, which have third-party investors. Certain StepStone Funds are VIEs because they have not granted the third-party investors substantive rights to terminate or remove the general partner or participating rights. We do not consolidate most of the StepStone Funds that are VIEs because we are not the primary beneficiary of those funds, primarily because our fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered more than insignificant. We consolidate certain of our operating subsidiaries that are VIEs because we are the primary beneficiary.
The Consolidated Funds comprise certain entities that constitute client investment funds that we manage or control and have been consolidated in the accompanying consolidated financial statements. Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying consolidated financial statements, and amounts related to economic interests held by third-party investors are reflected as redeemable non-controlling interests in Consolidated Funds. The revenues earned by us as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income attributable to SSG or to Stockholders' Equity.

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
Management and Advisory Fees, Net
We recognize management and advisory fee revenues when control of the promised services is transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. For asset management services and the arrangement of administrative services, we satisfy these performance obligations over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Advisory fees from contracts where we do not have discretion over investment decisions are generally based on fixed amounts and typically billed quarterly. Management fees are reflected net of certain professional and administrative services and distribution and servicing fees paid to third parties for which we are acting as an agent.
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below.
Incentive fees are generally calculated as a percentage of the profits (up to 15%) earned in respect of certain accounts, including certain permanent capital vehicles, for which we are the investment adviser, subject to the achievement of minimum return levels or performance benchmarks. Incentive fees are a form of variable consideration and represent contractual fee arrangements in our contracts with our customers. Incentive fees are typically subject to reversal until the end of a defined performance period, as these fees are affected by changes in the fair value of the assets under management or advisement over such performance period. Moreover, incentive fees that are received prior to the end of the defined performance period are typically subject to clawback, net of tax.
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

Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to us from unaffiliated limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 15%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in each respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of ASC 606.
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
We recognize revenue attributable to carried interest allocations from a fund based on the amount that would be due to us pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects our share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. We record the amount of carried interest allocated to us as of each period end as accrued carried interest allocations receivable, which is included as a component of investments in the consolidated balance sheets. Our determination of fair value for investments in the underlying funds includes various valuation techniques. These techniques may include a market approach, recent transaction price, net asset value approach, or discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA, revenue multiples, discount rates, weighted-average cost of capital, exit multiples, or terminal growth rates.
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
We consider our cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility, contingent consideration and liability classified award balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 to our consolidated financial statements for additional details regarding the fair value of our contingent consideration and liability classified award balances and note 9 for additional details regarding the fair value of our revolving credit facility balance.

Equity-Based Compensation
We account for grants of equity-based awards, including RSUs, to certain employees and directors at fair value as of the grant date. We recognize non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. See note 10 to our consolidated financial statements for additional information regarding our accounting for equity-based awards.
Performance Fee-Related Compensation
A portion of the carried interest allocation revenue and incentive fees we earn is awarded to employees and other carry participants in the form of award letters (“carry awards”) as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the StepStone Funds. Approximately 50% of carried interest allocation revenue is awarded to employees and other participants as part of our long-term incentive compensation plan, fostering alignment of interest with our clients and investors, and retaining key investment professionals. Carry awards to employees and other participants are accounted for as a component of compensation and benefits expense in conjunction with our recognition of the related realized and unrealized carried interest allocation revenue and, until paid, is recorded as accrued carried interest-related compensation in the consolidated balance sheets. Performance fee-related compensation also includes the portion of carried interest-related compensation expense attributable to equity holders of our consolidated subsidiaries that are not 100% owned by us. Upon a reversal of carried interest allocation revenue, the related compensation expense, if any, is also reversed. Liabilities recognized for carried interest-related compensation amounts due to affiliates are not paid until the related carried interest allocation revenue is realized. Incentive fee-related compensation is accrued as performance fee-related compensation expense when it is probable and estimable that payment will be made. The incentive fee-related compensation accrual is based on a number of factors, including the cumulative activity for the period and the distribution of the net proceeds in accordance with the applicable governing agreement.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of March 31, 2023 and 2022 , NAV-based management fees represented approximately 7% and 3%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of March 31, 2023 and 2022 would result in an approximate decrease to annual management fees of $3.4 million and $1.5 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of March 31, 2023 and 2022, we had $18.1 million and $14.2 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of March 31, 2023 and 2022, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $264.1 million and $204.8 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2023 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of March 31, 2023 and 2022, we estimate that a 10% decline in fair value of the investments in funds and investments, at fair value, of Consolidated Funds would result in a decrease in investment income of $11.5 million and $10.7 million, respectively.

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
Interest Rate Risk
As of March 31, 2023 and 2022, we had $100.0 million and $65.0 million, respectively, in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of March 31, 2023 and 2022, we estimate that interest expense would increase by $1.0 million and $0.7 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $103.5 million and $117.4 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of March 31, 2023 and 2022, respectively, we estimate that interest income would increase by $1.0 million and $1.2 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of StepStone Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StepStone Group Inc. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 26, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of underlying investments of equity method investments

Description of the Matter
The Company has investments in funds of $115.2 million and accrued carried interest allocations of $1,227.2 million as of March 31, 2023. As discussed in Notes 2 and 5 to the consolidated financial statements, a significant input to the measurement of the Company’s investments in funds and accrued carried interest allocations is management’s estimate of the fair value of the underlying investments held by the StepStone Funds, specifically co-investment funds which invest in portfolio companies that are valued using significant unobservable inputs.
Auditing management’s determination of the fair value of the co-investment fund investments that are valued using significant unobservable inputs involved a high degree of auditor subjectivity because these investments exhibit higher estimation uncertainty.

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
Los Angeles, CA
May 26, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of StepStone Group Inc.
Opinion on Internal Control over Financial Reporting
We have audited StepStone Group Inc.’s internal control over financial reporting as of March 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, StepStone Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2023, and the related notes and our report dated May 26, 2023 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Los Angeles, CA
May 26, 2023

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31,
	2023	2022
Assets
Cash and cash equivalents	$102,565	$116,386
Restricted cash	955	1,063
Fees and accounts receivable	44,450	34,141
Due from affiliates	54,322	19,369
Investments:
Investments in funds	115,187	107,045
Accrued carried interest allocations	1,227,173	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	770,652	1,334,581
Deferred income tax assets	44,358	27,866
Lease right-of-use assets, net	101,130	61,065
Other assets and receivables	44,060	27,426
Intangibles, net	354,645	398,126
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	25,997	—
Investments, at fair value	30,595	—
Other assets	772	—
Total assets	$3,497,403	$4,188,125
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$89,396	$80,541
Accrued compensation and benefits	66,614	46,397
Accrued carried interest-related compensation	644,517	763,557
Legacy Greenspring accrued carried interest-related compensation(1)	617,994	1,140,101
Due to affiliates	205,424	199,355
Lease liabilities	121,224	70,965
Debt obligations	98,351	62,879
Liabilities of Consolidated Funds:
Other liabilities	566	—
Total liabilities	1,844,086	2,363,795
Commitments and contingencies (Note 16)
Redeemable non-controlling interests in Consolidated Funds	24,530	—
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 62,834,791 and 61,141,306 issued and outstanding as of March 31, 2023 and 2022, respectively	63	61
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,420,141 and 47,149,673 issued and outstanding as of March 31, 2023 and 2022, respectively	46	48
Additional paid-in capital	610,567	587,243
Retained earnings	160,430	229,615
Accumulated other comprehensive income	461	658
Total StepStone Group Inc. stockholders’ equity	771,567	817,625
Non-controlling interests in subsidiaries	36,380	32,063
Non-controlling interests in legacy Greenspring entities(1)	152,658	194,480
Non-controlling interests in the Partnership	668,182	780,162
Total stockholders’ equity	1,628,787	1,824,330
Total liabilities and stockholders’ equity	$3,497,403	$4,188,125
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of March 31,
	2023	2022
Assets
Cash and cash equivalents	$25,959	$19,386
Restricted cash	955	1,063
Fees and accounts receivable	39,996	29,060
Due from affiliates	14,061	5,252
Investments in funds	31,569	22,808
Legacy Greenspring investments in funds and accrued carried interest allocations	770,652	1,334,581
Deferred income tax assets	451	301
Lease right-of-use assets, net	15,084	17,206
Other assets and receivables	8,101	5,588
Assets of Consolidated Funds:
Cash and cash equivalents	25,997	—
Investments, at fair value	30,595	—
Other assets	772	—
Total assets	$964,192	$1,435,245

Liabilities
Accounts payable, accrued expenses and other liabilities	$13,444	$8,548
Accrued compensation and benefits	29,869	14,806
Legacy Greenspring accrued carried interest-related compensation	617,994	1,140,101
Due to affiliates	4,962	190
Lease liabilities	15,883	17,593
Liabilities of Consolidated Funds:
Other liabilities	566	—
Total liabilities	$682,718	$1,181,238
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2023	2022	2021
Revenues
Management and advisory fees, net	$497,179	$380,257	$285,462
Performance fees:
Incentive fees	9,663	11,593	5,474
Carried interest allocations:
Realized	131,089	200,718	62,953
Unrealized	(253,342)	585,851	433,827
Total carried interest allocations	(122,253)	786,569	496,780
Legacy Greenspring carried interest allocations(1)	(452,163)	187,106	—
Total revenues	(67,574)	1,365,525	787,716
Expenses
Compensation and benefits:
Cash-based compensation	252,180	197,482	157,123
Equity-based compensation	24,940	13,996	7,899
Performance fee-related compensation:
Realized	79,846	91,208	30,532
Unrealized	(119,039)	312,903	215,508
Total performance fee-related compensation	(39,193)	404,111	246,040
Legacy Greenspring performance fee-related compensation(1)	(452,163)	187,106	—
Total compensation and benefits	(214,236)	802,695	411,062
General, administrative and other	147,159	110,468	48,485
Total expenses	(67,077)	913,163	459,547
Other income (expense)
Investment income (loss)	(2,509)	26,160	16,407
Legacy Greenspring investment income (loss)(1)	(44,075)	32,586	—
Investment income of Consolidated Funds	9,315	—	—
Interest income	1,921	337	413
Interest expense	(4,189)	(1,113)	(7,360)
Other income (loss)	(1,420)	2,249	220
Total other income (expense)	(40,957)	60,219	9,680
Income (loss) before income tax	(41,454)	512,581	337,849
Income tax expense	3,821	28,300	23,256
Net income (loss)	(45,275)	484,281	314,593
Less: Net income attributable to non-controlling interests in subsidiaries	35,194	26,608	23,176
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(44,075)	32,586	—
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(19,772)	231,202	228,783
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	1,776	—	—
Net income (loss) attributable to StepStone Group Inc.	$(18,398)	$193,885	$62,634

Net income (loss) per share of Class A common stock:
Basic	$(0.30)	$3.89	$2.11
Diluted	$(0.30)	$3.84	$2.06
Weighted-average shares of Class A common stock:
Basic	61,884,671	49,833,760	29,657,805
Diluted	61,884,671	53,600,250	33,274,804
Dividends declared per share of Class A common stock	$0.80	$0.44	$0.07
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3, 5 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended March 31,
	2023	2022	2021
Net income (loss)	$(45,275)	$484,281	$314,593
Other comprehensive income (loss):
Foreign currency translation adjustment	(181)	329	1,619
Unrealized gain (loss) on defined benefit plan, net	(506)	1,365	(244)
Total other comprehensive income (loss)	(687)	1,694	1,375
Comprehensive income (loss) before non-controlling interests	(45,962)	485,975	315,968
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	34,856	27,446	23,877
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	(44,075)	32,586	—
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(19,925)	231,609	229,339
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	1,776	—	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$(18,594)	$194,334	$62,752
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

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	193,885	—	26,608	32,586	231,202	484,281
Other comprehensive income	—	—	—	—	449	838	—	407	1,694
Contributed capital	—	—	—	—	—	—	15,078	83	15,161
Equity-based compensation	—	—	6,686	—	—	12	—	7,298	13,996
Distributions	—	—	—	—	—	(20,692)	(11,326)	(86,778)	(118,796)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(24,677)	—	—	—	—	(24,677)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,743	558,598
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	9	(9)	(9)	—	—	—	—	—	(9)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	158,142	—	158,142
Deferred offering costs	—	—	(357)	—	—	—	—	(296)	(653)
Equity reallocation between controlling and non-controlling interests	—	—	115,434	—	54	914	—	(116,402)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(55,293)	—	—	—	—	—	(55,293)
Balance at March 31, 2022	61	48	587,243	229,615	658	32,063	194,480	780,162	1,824,330
Net income (loss)	—	—	—	(18,398)	—	35,194	(44,075)	(19,772)	(47,051)
Other comprehensive loss	—	—	—	—	(196)	(338)	—	(153)	(687)
Contributed capital	—	—	—	—	—	142	13,387	37	13,566
Equity-based compensation	—	—	8,889	—	—	388	—	7,112	16,389
Distributions	—	—	—	—	—	(31,070)	(11,134)	(78,439)	(120,643)
Dividends declared	—	—	—	(50,787)	—	—	—	—	(50,787)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,524)	—	—	—	—	(1,219)	(2,743)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(1)	—	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	19,546	—	(1)	1	—	(19,546)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(3,586)	—	—	—	—	—	(3,586)
Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
(1)See notes 11, 14 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(45,275)	$484,281	$314,593
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,443	26,977	5,495
Unrealized carried interest allocations and investment (income) loss	261,354	(603,513)	(444,893)
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	577,484	(119,698)	—
Unrealized performance fee-related compensation	(119,039)	312,903	215,508
Unrealized legacy Greenspring performance fee-related compensation	(526,837)	94,944	—
Amortization of deferred financing costs	472	236	3,856
Equity-based compensation	24,940	13,996	7,899
Change in deferred income taxes	(12,692)	6,216	15,913
Fair value adjustment for acquisition-related contingent consideration	9,361	9,600	1,608
Gain on remeasurement of lease liabilities	(2,709)	—	—
Other non-cash activities	40	(3,034)	70
Adjustments to reconcile net income (loss) to net cash provided by operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(9,312)	—	—
Purchases of investments of Consolidated Funds	(21,287)	—	—
Proceeds from sale of investments of Consolidated Funds	4	—	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(10,309)	(1,774)	(6,975)
Due from affiliates	(30,222)	(11,490)	2,216
Other assets and receivables	(3,212)	2,091	(69)
Accounts payable, accrued expenses and other liabilities	(1,216)	6,663	9,767
Accrued compensation and benefits	11,160	(1,445)	23,439
Due to affiliates	(765)	(2,259)	872
Lease right-of-use assets, net and lease liabilities	2,006	(413)	—
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(772)	—	—
Other liabilities and payables	566	—	—
Net cash provided by operating activities	151,183	214,281	149,299
Cash flows from investing activities
Contributions to investments	(21,637)	(24,571)	(14,047)
Distributions received from investments	5,280	9,510	4,132
Contributions to investments in legacy Greenspring entities	(13,387)	(15,078)	—
Distributions received from investments in legacy Greenspring entities	4,563	3,495	—
Cash paid for Greenspring acquisition, net of cash acquired	—	(181,529)	—
Purchases of property and equipment	(5,627)	(2,103)	(1,258)
Other investing activities	1	35	7
Net cash used in investing activities	(30,807)	(210,241)	(11,166)
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2023	2022	2021
Cash flows from financing activities
Sale of non-controlling interests	$—	$—	$3,308
Proceeds from capital contributions from non-controlling interests	179	83	2,776
Proceeds from IPO, net of underwriting discount	—	—	337,798
Proceeds from revolving credit facility	35,000	185,000	—
Deferred financing costs	—	(2,356)	—
Purchase of non-controlling interests	—	(3,046)	(131,294)
Payment of deferred offering costs	—	(1,732)	(10,142)
Principal payments on term loan	—	—	(147,000)
Payments on revolving credit facility	—	(120,000)	—
Distributions to non-controlling interests	(109,509)	(107,470)	(97,676)
Proceeds from capital contributions to legacy Greenspring entities	13,387	15,078	—
Distributions to non-controlling interests in legacy Greenspring entities	(11,134)	(11,326)	—
Dividends paid to common stockholders	(49,973)	(23,874)	(2,047)
Payments for employee taxes related to net settlement of RSUs	(2,743)	—	—
Payments to related parties under Tax Receivable Agreements	(5,981)	(787)	—
Other financing activities	(1)	(9)	(1,029)
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	22,754	—	—
Net cash used in financing activities	(108,021)	(70,439)	(45,306)
Effect of foreign currency exchange rate changes	(287)	(15)	1,097
Net increase (decrease) in cash, cash equivalents and restricted cash	12,068	(66,414)	93,924
Cash, cash equivalents and restricted cash at beginning of period	117,449	183,863	89,939
Cash, cash equivalents and restricted cash at end of period	$129,517	$117,449	$183,863

Supplemental disclosures:
Interest paid	$3,551	$829	$3,491
Taxes paid	29,487	11,688	3,413
Non-cash operating, investing, and financing activities:
Accrued dividends	$814	$803	$180
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(3,586)	(55,293)	(2,596)
Accrued deferred offering costs	—	—	1,079
Establishment of lease liabilities in exchange for lease right-of-use assets	77,347	79,688	—
Remeasurement of lease liabilities	(18,166)	—	—
Class A common stock issued for Greenspring acquisition	—	558,598	—
Class C Partnership units issued for Greenspring acquisition	—	135,239	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$102,565	$116,386	$179,886
Restricted cash	955	1,063	3,977
Cash and cash equivalents of Consolidated Funds	25,997	—	—
Total cash, cash equivalents and restricted cash	$129,517	$117,449	$183,863
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
Following the Reorganization and IPO, SSG became a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 11). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of March 31, 2023, SSG held approximately 56.2% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.
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
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Amounts relating to unpaid realized carried interest-related compensation that were previously reported within accrued carried interest-related compensation have been presented within accrued compensation and benefits in the consolidated balance sheets. In addition, payments to related parties under Tax Receivable Agreements has been presented separately within cash flows from financing activities in the consolidated statements of cash flows, and was previously included within due to affiliates within cash flows from operating activities.

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
The Company and its subsidiaries manages or controls certain entities that constitute client investment funds that have been consolidated in the accompanying consolidated financial statements (“Consolidated Funds”). Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying consolidated financial statements, and amounts related to economic interests held by third-party investors are reflected as redeemable non-controlling interests in Consolidated Funds. The revenues earned by the Company as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income attributable to SSG or to Stockholders' Equity.
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
Redeemable non-controlling interests in Consolidated Funds represent the economic interests in the Consolidated Funds which are not held by SSG, but are held by the client investors in the funds. These interests are presented as redeemable non-controlling interests in Consolidated Funds within the consolidated balance sheets, outside of permanent capital as the investors in these funds generally have the right to withdraw their capital, subject to the terms of the respective contractual agreements. Redeemable non-controlling interests in Consolidated Funds are allocated a share of income or loss in the respective fund in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.

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
Current Events
In 2022, financial markets experienced increased volatility amid rising interest rates, slowing economic growth, persistently high inflation and the ongoing Russia-Ukraine conflict. Central banks around the world pursued monetary policy tightening in an effort to bring down inflation to target rates, stoking recession fears. In the first quarter of 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite the banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected.
The Company is continuing to closely monitor developments related to COVID-19, inflation, rising interest rates, the ongoing Russia-Ukraine conflict and the banking crisis, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to profitably exit existing investments, such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s consolidated financial statements.
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
Fees and Accounts Receivable
Fees and accounts receivable represent contractual amounts due to the Company for management, advisory and incentive fees, net of allowances as applicable. The Company considers fees and accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of March 31, 2023 and 2022. If any accounts or portion thereof are deemed uncollectible, such amounts are expensed when that determination is made.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Due from Affiliates
Due from affiliates primarily relates to fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, amounts due from employees and loans due from affiliated entities. See note 13 for further disclosure of related party transactions.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility and contingent consideration obligation balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration obligations balance and note 9 for additional details regarding the fair value of the Company’s revolving credit facility balance.
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
Investments of Consolidated Funds
The Company’s Consolidated Funds are investment companies under GAAP and reflect their investments at estimated fair value. The Company has retained the specialized investment company accounting for the Consolidated Funds under GAAP. Investments of the Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in fair value is recognized in the consolidated statements of income. In addition, the Consolidated Funds do not consolidate their majority-owned and controlled investments in underlying portfolio companies.

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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company did not recognize any impairment charges related to property and equipment during each of the fiscal years ended March 31, 2023, 2022 and 2021.
Foreign Currency
The Company consolidates certain entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period and income and expenses are translated using the weighted-average exchange rate for each reporting period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated entities are included in other comprehensive income (loss) within the consolidated financial statements until realized. Gains and losses resulting from foreign-currency transactions denominated in a currency other than an entity’s functional currency are reported in other income (loss) in the consolidated statements of income. These transaction gains and (losses) totaled $(1.6) million, $(1.1) million and $0.6 million for the years ended March 31, 2023, 2022 and 2021, respectively.

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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of March 31, 2023.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the years ended March 31, 2023, 2022 and 2021.
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of January 1, 2023 and 2022 and determined that there was no impairment of goodwill as of either date.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2023 and 2022, no material amounts for potential clawback obligations had been accrued.
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
Other Income (Expense)
Investment income (loss) primarily represents the share of earnings (losses) from the investments the Company makes in its SMAs and focused commingled funds. The Company, either directly or through its subsidiaries, generally has a general partner interest in the StepStone Funds, which invest in primary funds, secondary funds and co-investment funds, or a combination thereof. Investment income will increase or decrease based on the earnings of the StepStone Funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds. The Company’s co-investment funds invest in underlying portfolio companies and therefore their valuation changes from period to period are more influenced by individual companies than the Company’s primary and secondary funds, which have exposures across multiple portfolio companies in underlying private markets funds. The Company’s SMAs and focused commingled funds invest across various industries, strategies and geographies. Consequently, the Company’s general partner investments do not include any significant concentrations in a specific sector or geography outside the United States. Investment income excludes carried interest allocations, which are presented as revenues as described above.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Legacy Greenspring investment income (loss) represents the share of earnings (losses) from the investments the Company makes in certain legacy Greenspring funds through the legacy Greenspring general partner entities. The Company has no direct economic interests in the legacy Greenspring general partner entities. As a result, all such income is reflected as non-controlling interests in legacy Greenspring entities. Legacy Greenspring investment income will increase or decrease based on the earnings of such legacy Greenspring funds, which are primarily driven by net realized and unrealized gains (losses) on the underlying investments held by the funds.
Interest income consists of income earned on cash, cash equivalents, restricted cash and certificates of deposit. Beginning in the quarter ended December 31, 2022, interest income includes amounts associated with the Consolidated Funds.
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
Other income (loss) includes foreign currency transaction gains and losses and non-operating activities. Beginning in the quarter ended December 31, 2022, other income (loss) includes amounts associated with the Consolidated Funds.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of March 31,
	2023	2022
Foreign currency translation adjustments	$280	$331
Unrealized gain on defined benefit plan, net	181	327
Accumulated other comprehensive income	$461	$658
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk or other risks consist principally of cash, cash equivalents, restricted cash, investments and fees receivable. The majority of the Company’s cash, cash equivalents and restricted cash is held in large, high credit quality financial institutions. Substantially all cash amounts on deposit with these large financial institutions exceeded federally insured limits at March 31, 2023 and 2022. The Company actively monitors its banking relationships and periodically performs an assessment of the financial condition and the reputations of these financial institutions. Based on these results, management believes that the Company’s exposure to credit risk is remote. The concentration of credit risk related to fees receivable is generally reduced by the relatively short payment terms extended to the Company’s clients.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which amends current guidance to provide optional practical expedients and exceptions, if certain criteria are met, for applying GAAP to contracts, hedging relationships and other transactions that are affected by the reference rate reform. The expedients and exceptions in this update apply only to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”). Initially the update did not apply to contract modifications or hedging relationships entered into after December 31, 2022, but in December 2022, the FASB issued ASU 2022-06, which defers the sunset date for applying reference rate reform relief in ASC 848 to December 31, 2024. This guidance is effective for adoption anytime after March 12, 2020, but must be adopted prior to December 31, 2024. The Company is currently evaluating the impact on the consolidated financial statements.
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
In November 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which modifies ASC 805 to require an acquiring entity in a business combination to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with Topic 606 as if it had originated the contracts. Under current GAAP, an acquirer generally recognizes such items at fair value on the acquisition date. This guidance is effective for annual and interim periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance on April 1, 2022, and will apply the guidance prospectively to business combinations that occur after this date. The guidance had no effect on the consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and Advisory Fees, Net	2023	2022	2021
Focused commingled funds	$227,003	$148,725	$97,223
SMAs	210,187	174,318	135,784
Advisory and other services	56,244	55,523	52,217
Fund reimbursement revenues	3,745	1,691	238
Total management and advisory fees, net	$497,179	$380,257	$285,462

	Year Ended March 31,
Incentive Fees	2023	2022	2021
SMAs	$6,606	$11,441	$5,446
Focused commingled funds	3,057	152	28
Total incentive fees	$9,663	$11,593	$5,474

	Year Ended March 31,
Carried Interest Allocations	2023	2022	2021
SMAs	$(110,020)	$555,449	$359,703
Focused commingled funds	(12,233)	231,120	137,077
Total carried interest allocations	$(122,253)	$786,569	$496,780

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

	Year Ended March 31,
Legacy Greenspring Carried Interest Allocations	2023	2022	2021
SMAs	$—	$—	$—
Focused commingled funds(1)	(452,163)	187,106	—
Total legacy Greenspring carried interest allocations	$(452,163)	$187,106	$—
_______________________________
(1)The years ended March 31, 2023 and 2022 reflect the net effect of gross realized carried interest allocations of $74.7 million and $92.2 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for the period.
The decrease in carried interest allocations and legacy Greenspring carried interest allocations for the year ended March 31, 2023 as compared to the year ended March 31, 2022 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. The increase in carried interest allocations for the year ended March 31, 2022 as compared to the year ended March 31, 2021 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Year Ended March 31,
Revenues(1)	2023	2022	2021
United States	$(238,441)	$428,282	$166,719
Non-U.S. countries	170,867	937,243	620,997
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the years ended March 31, 2023, 2022 and 2021, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of March 31, 2023 and 2022, the Company had $21.6 million and $19.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. During the year ended March 31, 2023, the Company had recognized $4.9 million as revenue from amounts included in the deferred revenue balance as of March 31, 2022.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $964.2 million and $1,435.2 million as of March 31, 2023 and 2022, respectively. The liabilities of the consolidated VIEs totaled $682.7 million and $1,181.2 million as of March 31, 2023 and 2022, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of March 31, 2023 and 2022, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of March 31,
	2023	2022
Investments in funds	$115,187	$107,045
Legacy Greenspring investments in funds	152,658	194,480
Due from affiliates, net	29,017	18,830
Less: Amounts attributable to non-controlling interests in subsidiaries	19,432	13,832
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	152,658	194,480
Maximum exposure to loss	$124,772	$112,043
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
The Company’s equity method investments consist of the following:

	As of March 31,
	2023	2022
Investments in funds(1)	115,187	107,045
Accrued carried interest allocations	1,227,173	1,480,515
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	770,652	1,334,581
Total equity method investments	2,113,012	2,922,141
Total investments	$2,143,607	$2,922,141
_______________________________
(1)The Company’s investments in funds was $147.5 million as of March 31, 2023. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds. No funds were consolidated as of March 31, 2022.
(2)Reflects investments in funds of $152.7 million and $194.5 million and carried interest allocations of $618.0 million and $1,140.1 million as of March 31, 2023 and 2022, respectively.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company recognized equity method income (loss) of the following:

	Year Ended March 31,
	2023	2022	2021
Carried interest allocations	$(122,253)	$786,569	$496,780
Investment income (loss)	(2,509)	26,160	16,407
Legacy Greenspring carried interest allocations	(452,163)	187,106	—
Legacy Greenspring investment income (loss)	(44,075)	32,586	—
Total equity method income (loss)	$(621,000)	$1,032,421	$513,187
The decrease in carried interest allocations for the year ended March 31, 2023 as compared to the prior year periods was primarily attributable to unrealized depreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of March 31, 2023 and 2022, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 24% and 25%, respectively, of the total accrued carried interest allocations balance as of those dates. As of March 31, 2023 and 2022, the Company’s investments in two and three, respectively, commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 24% and 39%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of March 31, 2023 and 2022, $644.5 million and $763.6 million, respectively, were payable to affiliates and is included in accrued carried interest-related compensation in the consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of March 31, 2023 and 2022, $618.0 million and $1,140.1 million, respectively, were payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets and $152.7 million and $194.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of March 31, 2023 and 2022 and for the years ended March 31, 2023, 2022 and 2021, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Summarized financial information for the Company’s equity method investments reflected below represents the financial position as of March 31, 2023 and 2022, and the results of operations for the years ended March 31, 2023, 2022 and 2021, which are reported on a three-month lag. Assets are primarily comprised of the investments held by the StepStone Funds.

	As of March 31,
	2023	2022
Assets	$65,536,494	$62,297,224
Liabilities	1,806,252	944,519
Equity	$63,730,242	$61,352,705

	Year Ended March 31,
	2023	2022	2021
Investment income	$115,092	$84,279	$46,889
Expenses	(446,413)	(382,704)	(224,611)
Net realized and unrealized gain (loss) on investments	(4,966,901)	16,868,454	6,369,649
Income tax expense	(12,261)	(10,875)	(5,994)
Net income (loss)	$(5,310,483)	$16,559,154	$6,185,933
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. Beginning in the quarter ended December 31, 2022, the Company consolidated one investment fund for which it is deemed to have a controlling financial interest. The activity of the Consolidated Funds is reflected within the consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of March 31,		Percentage of Total Investments as of March 31,
	2023	2022	2023	2022
Investments of Consolidated Funds:
Partnership and LLC interests (cost of $21.3 million and $— million as of March 31, 2023 and 2022, respectively)	$30,595	$—	100%	—%
Total investments of Consolidated Funds	$30,595	$—	100%	—%
As of March 31, 2023 and 2022, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes net gains from investment activities of the Consolidated Funds:

	Year Ended March 31, 2023
	Net Realized Gains on Investments	Net Unrealized Gains on Investments
Investments of Consolidated Funds:
Partnership and LLC interests	$3	$9,312
Total investments of Consolidated Funds	$3	$9,312

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of March 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$36,745	$36,745
Total liabilities	$—	$—	$36,745	$36,745

	As of March 31, 2022
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$28,025	$28,025
Total liabilities	$—	$—	$28,025	$28,025
For the liabilities presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2023 and 2022.
The changes in the fair value of Level III financial instruments of the Company are set forth below:

	Year Ended March 31,
Contingent consideration obligations	2023	2022
Balance, beginning of year:	$28,025	$1,541
Additions	—	17,769
Change in fair value	9,361	9,600
Settlements	(641)	(885)
Balance, end of year:	$36,745	$28,025

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$9,361	$9,600
Contingent Consideration
In connection with the Greenspring acquisition, the Company recorded a contingent consideration liability of $17.8 million during the three months ended September 30, 2021. See note 15 for more information.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The fair value of the contingent consideration liabilities are based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the future expected revenues and the discount rates applied to the expected future revenues and payments of obligations, which ranged from 8% to 10% as of March 31, 2023. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the consolidated statements of income. In February 2022, the Company amended the contingent consideration arrangement in respect of the Greenspring acquisition whereby a portion of the contingent consideration liability otherwise payable to the sellers will be used to fund compensation arrangements with certain employees of the Company, which will be payable following the end of the earn-out period. As a result, the contingent consideration liability is recorded net of the fair value of amounts payable to certain employees.
Financial Instruments of Consolidated Funds

	As of March 31, 2023
	Level I	Level II	Level III	Total
Assets
Partnership and LLC interests	$—	$—	$6,901	$6,901
Total assets	$—	$—	$6,901	$6,901
Investment Funds
The Company generally values its investment funds, which are organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of March 31, 2023, investments with a combined fair value of $23.7 million are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of March 31, 2023, investments with a combined fair value of $6.9 million were classified as level III investments that were purchased during fiscal 2023. There were no unrealized gains or losses related to these investments as of March 31, 2023. The significant unobservable input used to value these investments are the discounts to recent transaction prices. For these investments, there were no changes in fair value hierarchy levels during the year ended March 31, 2023. There were no financial instruments held by Consolidated Funds as of March 31, 2022.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
7.    Property and Equipment
Property and equipment is included in other assets and receivables in the consolidated balance sheets and consists of the following:

	As of March 31,
Property and equipment:	2023	2022
Office furniture	$7,053	$6,217
Computer equipment and software	4,418	3,517
Leasehold improvements	17,246	12,306
Property and equipment, gross	28,717	22,040
Less: Accumulated depreciation	(12,876)	(9,278)
Property and equipment, net	$15,841	$12,762
Depreciation expense related to property and equipment totaled $4.0 million, $2.5 million and $2.2 million for the years ended March 31, 2023, 2022 and 2021, respectively, and is included in general, administrative and other expenses in the consolidated statements of income.
8.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of March 31,
	2023	2022
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	9,537	9,537
Less: Accumulated amortization	(103,544)	(60,063)
Intangible assets, net	$354,645	$398,126
Amortization expense related to intangible assets was $43.5 million, $24.5 million and $3.3 million for the years ended March 31, 2023, 2022 and 2021, respectively. These amounts are included in general, administrative and other expenses in the consolidated statements of income.
The expected future amortization of finite-lived intangible assets is as follows:

Fiscal year ending March 31,
2024	$42,645
2025	41,955
2026	41,764
2027	41,730
2028	41,713
Thereafter	144,838
Total	$354,645

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The carrying value of goodwill was $580.5 million as of March 31, 2023 and 2022. The Company determined there was no indication of goodwill impairment as of March 31, 2023 and 2022.
9.    Debt Obligations
The Company is party to a credit agreement with various lenders (the “Credit Agreement”) that was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of March 31, 2023, the Company had $98.4 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of March 31,
	2023	2022
Revolver	$100,000	$65,000
Less: Debt issuance costs	(1,649)	(2,121)
Total debt obligations	$98,351	$62,879
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a LIBOR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month LIBOR, multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement), plus 1.00%, (ii) in the case of a LIBOR rate loan, the LIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%. The weighted-average interest rate in effect for the Revolver as of March 31, 2023 was 6.86%.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of March 31, 2023, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2023, the Company had outstanding letters of credit totaling $7.8 million.
In April 2023, the Company amended the Credit Agreement such that any request for borrowing of, continuation of, or conversion to a Eurocurrency Loan, as applicable, shall be deemed to be a request for borrowing of, continuation of, or conversion to, as applicable, a loan bearing interest at the adjusted term Secured Overnight Financing Rate (“SOFR”). All Eurocurrency Loans outstanding as of March 31, 2023 shall continue to bear interest at the adjusted LIBOR Rate (as defined in the Credit Agreement) and remain outstanding as Eurocurrency Loans until the expiration of the current interest period (as defined in the Credit Agreement).
10.    Equity-Based Compensation
2020 Long-Term Incentive Plan
The Company has adopted its 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs and performance stock awards to employees, directors and consultants. As of March 31, 2023, there were 17,644,444 shares of Class A common stock available to grant under the LTIP.
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
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2022	2,087,324	$20.40
Granted	384,200	$28.97
Vested	(660,796)	$(20.03)
Forfeited	(34,996)	$(22.06)
Balance as of March 31, 2023	1,775,732	$22.46

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The weighted-average grant-date fair value of RSUs granted during the years ended March 31, 2023, 2022, and 2021 was $28.97, $35.18, and $18.53, respectively. The total fair value as of the respective vesting dates of RSUs vested during the years ended March 31, 2023 and 2022 was $16.5 million and $27.5 million. No RSUs vested during the year ended March 31, 2021.
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
The Class B2 Interests are classified as equity-based awards, and the associated equity-based compensation expense is recognized on a straight-line basis over the vesting period, with a corresponding increase to stockholders’ equity in the Company’s consolidated balance sheets.
As of March 31, 2023, there were 2,566,566 Class B2 units outstanding. During the year ended March 31, 2023, none of the outstanding Class B2 units were forfeited. As of March 31, 2023, 748,582 Class B2 units were unvested and 1,817,984 Class B2 units were vested.
As of March 31, 2023, $41.1 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.8 years.
The Company recognized tax benefits related to equity-based awards of $1.8 million and $7.4 million for the years ended March 31, 2023 and 2022, respectively. No tax benefits were recognized for the year ended March 31, 2021.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. For the year ended March 31, 2023, the Company recognized $8.6 million of expense related to the fair value of the liability classified awards within equity-based compensation expense in the consolidated statements of income. For the years ended March 31, 2023, 2022 and 2021, no amounts were paid related to settlement for liability classified awards.
11.    Income Taxes
The Company’s income (loss) before income tax consisted of the following:

	Year Ended March 31,
	2023	2022	2021
Domestic income (loss) before income tax	$(102,560)	$471,247	$307,396
Foreign income before income tax	61,106	41,334	30,453
Total income (loss) before income tax	$(41,454)	$512,581	$337,849
The following table presents the components of the Company’s provision for income taxes:

	Year Ended March 31,
	2023	2022	2021
Current:
Federal	$6,933	$13,340	$2,929
State and local	1,726	2,714	1,141
Foreign	7,653	6,383	3,381
Total current income tax expense	16,312	22,437	7,451

Deferred:
Federal	(10,570)	4,897	14,752
State and local	(1,921)	966	1,074
Foreign	—	—	(21)
Total deferred income tax expense (benefit)	(12,491)	5,863	15,805
Total income tax expense	$3,821	$28,300	$23,256

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2023	2022	2021
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax	0.8	0.8	0.6
Income passed through to limited partners	(13.6)	(11.9)	(15.7)
Foreign income tax	(18.5)	1.2	1.0
Valuation allowance	4.7	(5.3)	0.0
Return to provision	(3.7)	(0.1)	0.0
Other	0.1	(0.2)	0.0
Effective tax rate	(9.2)%	5.5%	6.9%
The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in each of the periods above is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.
The following table presents the components of the Company’s deferred income tax assets and liabilities:

	As of March 31,
	2023	2022
Deferred tax assets:
Investment in the Partnership	$54,941	$39,720
Other	1,769	1,568
Total deferred tax assets before valuation allowance	56,710	41,288
Valuation allowance	(12,352)	(13,422)
Total net deferred tax assets	44,358	27,866
Deferred tax liabilities:
Total deferred tax liabilities	353	1,529
Net deferred tax assets	$44,005	$26,337
In connection with the exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership during fiscal 2023, the Company recorded an overall increase to deferred tax assets as of March 31, 2023 of $6.5 million, and a net decrease in the valuation allowance of $0.2 million. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $8.5 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. The Company made payments of $6.0 million and $0.8 million during the years ended March 31, 2023 and 2022, respectively, under the Tax Receivable Agreements. No payments were made under the Tax Receivable Agreements during the year ended March 31, 2021. As of March 31, 2023, the Company’s total Tax Receivable Agreements liability was $199.3 million. See notes 13 and 14 for more information.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. The total ending valuation allowance for the year ended March 31, 2023 was $12.4 million. Apart from the valuation allowance, the Company believes that the remaining deferred tax assets will be realized in full.
A summary of the change in valuation allowance by year is as follows:

Valuation Allowance
Balance at March 31, 2021	$30,537
Income tax decrease	(27,413)
Equity decrease	(5,006)
Equity increase	15,304
Balance at March 31, 2022	13,422
Income tax decrease	(1,975)
Equity increase	905
Balance at March 31, 2023	$12,352
As of March 31, 2023, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by U.S. federal and certain state and local tax authorities. Management has analyzed the Company’s tax positions taken with respect to all applicable income tax issues, for all open tax years, and for all jurisdictions in which the Company is required to file tax returns and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s consolidated financial statements for the years ended March 31, 2023, 2022 and 2021.
The Company files U.S. federal, state, local and foreign tax returns on a calendar-year basis. With limited exception, returns filed prior to 2019 are no longer subject to examination by the applicable taxing authorities. There are currently no material examinations being conducted of the Company by tax authorities.
12.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the years ended March 31, 2023 and 2022, and from September 16, 2020 through March 31, 2021, the period following the Reorganization and IPO. There were no shares of Class A common stock outstanding prior to September 16, 2020, therefore no earnings per share information has been presented for any period prior to that date.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31, 2023	Year Ended March 31, 2022	Period from IPO date to March 31, 2021
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(18,398)	$193,885	$62,634
Incremental income from assumed vesting of RSUs	—	4,043	1,854
Incremental income from assumed vesting and exchange of Class B2 units	—	7,689	3,923
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(18,398)	$205,617	$68,411

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	61,884,671	49,833,760	29,657,805
Assumed vesting of RSUs	—	1,289,809	1,151,579
Assumed vesting and exchange of Class B2 units	—	2,476,681	2,465,420
Weighted-average shares of Class A common stock outstanding – Diluted	61,884,671	53,600,250	33,274,804

Net income (loss) per share of Class A common stock:
Basic	$(0.30)	$3.89	$2.11
Diluted	$(0.30)	$3.84	$2.06
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
The calculation of diluted earnings per share excludes 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of March 31, 2023, 47,149,673 Class B units and 2,928,824 Class C units of the Partnership outstanding as of March 31, 2022, and 56,378,831 shares of Class B units of the Partnership outstanding as of March 31, 2021, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
As the Company was in a net loss position for the year ended March 31, 2023, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,775,732 outstanding RSUs, 2,566,566 Class B2 units and 23,418 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
13.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $335.6 million, $241.0 million and $171.0 million for the years ended March 31, 2023, 2022 and 2021, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $(122.3) million, $786.6 million and $496.8 million for the years ended March 31, 2023, 2022 and 2021, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(452.2) million and $187.1 million for the years ended March 31, 2023 and 2022, respectively. There were no legacy Greenspring carried interest allocation revenues for the year ended March 31, 2021, which was prior to the date of the Greenspring acquisition.
Due from affiliates in the consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, amounts due from employees and loans due from affiliated entities, as set forth below.

	As of March 31,
	2023	2022
Amounts receivable from StepStone Funds	$33,813	$19,027
Amounts receivable from employees	7,016	342
Amounts receivable from loans	13,493	—
Total due from affiliates	$54,322	$19,369
Due to affiliates in the consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of March 31,
	2023	2022
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$199,307	$197,204
Amounts payable to StepStone Funds	4,796	198
Distributions payable to certain employee equity holders of consolidated subsidiaries	1,321	1,953
Total due to affiliates	$205,424	$199,355
The Company made payments of $6.0 million and $0.8 million during the years ended March 31, 2023 and 2022, respectively, under the Tax Receivable Agreements. No payments were made under the Tax Receivable Agreements during the year ended March 31, 2021.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2022:

	Class A Common Stock	Class B Common Stock
March 31, 2022	61,141,306	47,149,673
Class A common stock issued in exchange for Class B Partnership units	729,532	(729,532)
Class A common stock issued in exchange for Class C Partnership units	414,739	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	549,214	—
March 31, 2023	62,834,791	46,420,141
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of March 31, 2023, no shares of preferred stock were issued or outstanding.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
In December 2022, the Company issued 296,756 shares of Class A common stock to certain limited partners of the Partnership in exchange for 296,756 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. On the same date, the Company also issued 414,739 shares of Class A common stock to certain limited partners of the Partnership in exchange for 414,739 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter		N/A
Second quarter		N/A
Third quarter		N/A
Fourth quarter	March 12, 2021	$0.07
Total dividends paid in FY2021		$0.07

First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80
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
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

Year Ended March 31, 2023
Beginning balance	$—
Contributions	22,754
Net income	1,776
Ending balance	$24,530

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
The amount of revenues and net income of Greenspring (including amounts attributable to legacy Greenspring entities) from the acquisition date of September 20, 2021 to March 31, 2022 were approximately $230 million and $54 million, respectively.
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
16.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its consolidated financial statements as of March 31, 2023.
Lease Commitments
The Company leases offices in 25 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of March 31, 2023, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the consolidated statements of income were as follows:

	Year Ended March 31,
	2023	2022
Operating lease cost(1)(2)	$10,983	$11,098
Variable lease cost	1,375	957
Sublease income	(1,778)	(1,679)
Total lease cost	$10,580	$10,376
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
(2)The year ended March 31, 2023 includes a gain of $2.7 million related to lease remeasurement adjustments due to a reduction in lease terms.
Occupancy expense related to office facility operating leases totaled $9.3 million for the year ended March 31, 2021.
Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$10,613	$10,319
Weighted-average remaining lease term for operating leases (in years)	12.1	7.7
Weighted-average discount rate for operating leases	4.6%	2.7%
As of March 31, 2023, maturities of operating lease liabilities were as follows:

FY2024	$12,337
FY2025	14,062
FY2026	15,179
FY2027	14,362
FY2028	12,474
Thereafter	96,504
Total lease liabilities	164,918
Less: Imputed interest	(43,694)
Total operating lease liabilities	$121,224
Unfunded Capital Commitments
As of March 31, 2023 and 2022, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $88.7 million and $68.2 million, respectively. The $88.7 million and $68.2 million of unfunded commitments as of March 31, 2023 and 2022, respectively, excludes $50.6 million and $40.5 million, respectively, related to commitments held by the legacy Greenspring general partner entities in legacy Greenspring funds for which the Company does not hold any direct economic interests.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2023 and 2022, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of March 31, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $264.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheets as of March 31, 2023 and 2022. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
17.    Employee Benefits
The Company provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes non-discretionary contributions to the plans, which amounted to $4.6 million, $4.3 million and $3.2 million for the years ended March 31, 2023, 2022 and 2021, respectively, and are included in cash-based compensation in the consolidated statements of income.
One of the Company’s subsidiaries with non-U.S. operations maintains a defined benefit pension plan (the “Plan”). The Plan covers certain non-U.S. employees and provides benefits to such employees upon retirement, disability and/or death. As of March 31, 2023 and 2022, the Plan’s assets totaled $27.4 million and $23.8 million, respectively. As of March 31, 2023 and 2022, the underfunded pension obligation, based on the latest actuarial determination, was $2.8 million and $2.2 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheets. Net period benefit cost recognized was $0.5 million, $1.1 million and $0.9 million for the years ended March 31, 2023, 2022 and 2021, respectively, which is included in cash-based compensation in the consolidated statements of income.
18.    Subsequent Events
On May 24, 2023, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock and a supplemental cash dividend of $0.25 per share of Class A common stock, both payable on June 30, 2023 to holders of record as of the close of business on June 15, 2023.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this annual report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2023, which is included in Item 8 of this annual report.
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
The remaining information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2023.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2023.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the LTIP as of March 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,775,732	N/A	17,644,444
Equity compensation plans not approved by security holders	—	—	—
Total	1,775,732	N/A	17,644,444
_______________________________
(1)Reflects the outstanding RSUs granted under the LTIP as of March 31, 2023.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2023.
Item 14. Principal Accounting Fees and Services.
The information required by this item is incorporated by reference to the definitive Proxy Statement for our 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2023.

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
(3)Exhibits:

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative	8-K	2.1	7/07/2021	001-39510
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
4.1	Description of Securities	10-K	4.1	6/23/2021	001-39510
10.1	Ninth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of September 20, 2021, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities parties thereto	8-K	10.3	9/20/2021	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.2	9/18/2020	001-39510

10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto	8-K	10.4	9/18/2020	001-39510
10.5	Amended and Restated Registration Rights Agreement, dated as of September 20, 2021, by and among the Company and the other persons and entities party thereto	8-K	10.4	9/20/2021	001-39510
10.6	Amended and Restated Stockholders Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto	8-K	10.2	9/20/2021	001-39510
10.7†	StepStone Group Inc. 2020 Long-Term Incentive Plan	8-K	10.7	9/18/2020	001-39510
10.8†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan	10-Q	10.2	2/09/2023	001-39510
10.9†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan (for awards issued prior to February 2023)	S-1	10.8	8/24/2020	333-248313
10.10†	Form of Indemnification Agreement for directors and officers	S-1	10.9	8/24/2020	333-248313
10.11	Class C Exchange Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto	8-K	10.5	9/20/2021	001-39510
10.12
Conformed Credit Agreement dated as of September 20, 2021 as amended by Amendment No. 1 to Credit Agreement, dated as of April 19, 2023, by and among StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and certain other lenders party thereto
						X
10.13	Option Agreement, dated November 2, 2022	8-K	10.1	11/03/2022	001-39510
21.1	List of Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information in Part II, Item 8, “Financial Statements and Supplementary Data” from our Annual Report on Form 10-K for the year ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 26, 2023.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 26, 2023.

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