Form 10-Q
period 2023-06-30
StepStone Group Inc.
filed 2023-08-07
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 2, 2023, there were 62,834,871 shares of the registrant’s Class A common stock, par value $0.001, and 46,420,141 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2023 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$91,733	$102,565
Restricted cash	699	955
Fees and accounts receivable	46,091	44,450
Due from affiliates	62,365	54,322
Investments:
Investments in funds	122,149	115,187
Accrued carried interest allocations	1,277,783	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	745,586	770,652
Deferred income tax assets	38,910	44,358
Lease right-of-use assets, net	100,531	101,130
Other assets and receivables	44,889	44,060
Intangibles, net	343,983	354,645
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	35,497	25,997
Investments, at fair value	39,188	30,595
Other assets	836	772
Total assets	$3,530,782	$3,497,403
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$91,322	$89,396
Accrued compensation and benefits	92,521	66,614
Accrued carried interest-related compensation	668,704	644,517
Legacy Greenspring accrued carried interest-related compensation(1)	593,670	617,994
Due to affiliates	199,407	205,424
Lease liabilities	116,175	121,224
Debt obligations	98,468	98,351
Liabilities of Consolidated Funds:
Other liabilities	354	566
Total liabilities	1,860,621	1,844,086
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	41,618	24,530
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 62,834,871 and 62,834,791 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	63	63
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,420,141 and 46,420,141 issued and outstanding as of June 30, 2023 and March 31, 2023, respectively	46	46
Additional paid-in capital	612,799	610,567
Retained earnings	152,612	160,430
Accumulated other comprehensive income	439	461
Total StepStone Group Inc. stockholders’ equity	765,959	771,567
Non-controlling interests in subsidiaries	37,678	36,380
Non-controlling interests in legacy Greenspring entities(1)	151,916	152,658
Non-controlling interests in the Partnership	672,990	668,182
Total stockholders’ equity	1,628,543	1,628,787
Total liabilities and stockholders’ equity	$3,530,782	$3,497,403
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	June 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$38,487	$25,959
Restricted cash	699	955
Fees and accounts receivable	43,408	39,996
Due from affiliates	15,912	14,061
Investments in funds	33,585	31,569
Legacy Greenspring investments in funds and accrued carried interest allocations	745,586	770,652
Deferred income tax assets	454	451
Lease right-of-use assets, net	16,291	15,084
Other assets and receivables	11,545	8,101
Assets of Consolidated Funds:
Cash and cash equivalents	35,497	25,997
Investments, at fair value	39,188	30,595
Other assets	836	772
Total assets	$981,488	$964,192

Liabilities
Accounts payable, accrued expenses and other liabilities	$18,166	$13,444
Accrued compensation and benefits	41,994	29,869
Legacy Greenspring accrued carried interest-related compensation	593,670	617,994
Due to affiliates	5,522	4,962
Lease liabilities	16,809	15,883
Liabilities of Consolidated Funds:
Other liabilities	354	566
Total liabilities	$676,515	$682,718
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2023	2022
Revenues
Management and advisory fees, net	$138,115	$116,732
Performance fees:
Incentive fees	6	—
Carried interest allocations:
Realized	14,473	73,607
Unrealized	49,364	(113,950)
Total carried interest allocations	63,837	(40,343)
Legacy Greenspring carried interest allocations(1)	(23,947)	(153,607)
Total revenues	178,011	(77,218)
Expenses
Compensation and benefits:
Cash-based compensation	70,081	60,061
Equity-based compensation	8,472	3,714
Performance fee-related compensation:
Realized	9,102	41,735
Unrealized	24,211	(54,553)
Total performance fee-related compensation	33,313	(12,818)
Legacy Greenspring performance fee-related compensation(1)	(23,947)	(153,607)
Total compensation and benefits	87,919	(102,650)
General, administrative and other	33,277	34,232
Total expenses	121,196	(68,418)
Other income (expense)
Investment income (loss)	3,086	(1,101)
Legacy Greenspring investment loss(1)	(2,866)	(8,604)
Investment income of Consolidated Funds	2,362	—
Interest income	431	11
Interest expense	(2,012)	(587)
Other income (loss)	227	(1,104)
Total other income (expense)	1,228	(11,385)
Income (loss) before income tax	58,043	(20,185)
Income tax expense	8,597	1,286
Net income (loss)	49,446	(21,471)
Less: Net income attributable to non-controlling interests in subsidiaries	9,630	7,571
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(2,866)	(8,604)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	19,860	(9,398)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	1,553	—
Net income (loss) attributable to StepStone Group Inc.	$21,269	$(11,040)

Net income (loss) per share of Class A common stock:
Basic	$0.34	$(0.18)
Diluted	$0.34	$(0.18)
Weighted-average shares of Class A common stock:
Basic	62,834,818	61,144,139
Diluted	65,739,470	61,144,139
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2023	2022
Net income (loss)	$49,446	$(21,471)
Other comprehensive income (loss):
Foreign currency translation adjustment	(78)	(225)
Total other comprehensive loss	(78)	(225)
Comprehensive income (loss) before non-controlling interests	49,368	(21,696)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	9,591	7,460
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(2,866)	(8,604)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	19,843	(9,449)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	1,553	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$21,247	$(11,103)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	21,269	—	9,630	(2,866)	19,860	47,893
Other comprehensive loss	—	—	—	—	(22)	(39)	—	(17)	(78)
Contributed capital	—	—	—	—	—	—	2,578	28	2,606
Equity-based compensation	—	—	2,511	—	—	147	—	1,955	4,613
Distributions	—	—	—	—	—	(8,440)	(454)	(17,273)	(26,167)
Dividends declared	—	—	—	(29,087)	—	—	—	—	(29,087)
Equity reallocation between controlling and non-controlling interests	—	—	(255)	—	—	—	—	255	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(24)	—	—	—	—	—	(24)
Balance at June 30, 2023	$63	$46	$612,799	$152,612	$439	$37,678	$151,916	$672,990	$1,628,543

Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
Net income (loss)	—	—	—	(11,040)	—	7,571	(8,604)	(9,398)	(21,471)
Other comprehensive loss	—	—	—	—	(63)	(111)	—	(51)	(225)
Contributed capital	—	—	—	—	—	—	4,987	—	4,987
Equity-based compensation	—	—	2,039	—	—	4	—	1,671	3,714
Distributions	—	—	—	—	—	(7,698)	(3,498)	(37,499)	(48,695)
Dividends declared	—	—	—	(12,629)	—	—	—	—	(12,629)
Equity reallocation between controlling and non-controlling interests	—	—	4,513	—	(9)	—	—	(4,504)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(636)	—	—	—	—	—	(636)
Balance at June 30, 2022	$61	$48	$593,159	$205,946	$586	$31,829	$187,365	$730,381	$1,749,375
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$49,446	$(21,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,987	11,521
Unrealized carried interest allocations and investment (income) loss	(51,893)	117,020
Unrealized legacy Greenspring carried interest allocations and investment loss	27,941	193,413
Unrealized performance fee-related compensation	24,211	(54,553)
Unrealized legacy Greenspring performance fee-related compensation	(24,876)	(183,195)
Amortization of deferred financing costs	118	118
Equity-based compensation	8,472	3,714
Change in deferred income taxes	4,977	(2,820)
Fair value adjustment for acquisition-related contingent consideration	(1,267)	3,256
Other non-cash activities	3	—
Adjustments to reconcile net income (loss) to net cash provided by operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(2,362)	—
Purchases of investments of Consolidated Funds	(6,231)	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(1,641)	(751)
Due from affiliates	(8,594)	(19,087)
Other assets and receivables	6,873	(9,692)
Accounts payable, accrued expenses and other liabilities	2,195	(12,597)
Accrued compensation and benefits	22,048	32,426
Due to affiliates	906	(299)
Lease right-of-use assets, net and lease liabilities	(4,450)	479
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(64)	—
Other liabilities and payables	(212)	—
Net cash provided by operating activities	57,587	57,482
Cash flows from investing activities
Contributions to investments	(5,066)	(5,882)
Distributions received from investments	659	1,732
Contributions to investments in legacy Greenspring entities	(2,578)	(4,987)
Distributions received from investments in legacy Greenspring entities	255	1,884
Purchases of property and equipment	(7,756)	(348)
Net cash used in investing activities	(14,486)	(7,601)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$28	$—
Distributions to non-controlling interests	(25,713)	(45,197)
Proceeds from capital contributions to legacy Greenspring entities	2,578	4,987
Distributions to non-controlling interests in legacy Greenspring entities	(454)	(3,498)
Dividends paid to common stockholders	(28,277)	(12,220)
Payments to related parties under Tax Receivable Agreements	(7,670)	(4,790)
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	15,535	—
Net cash used in financing activities	(43,973)	(60,718)
Effect of foreign currency exchange rate changes	(716)	720
Net decrease in cash, cash equivalents and restricted cash	(1,588)	(10,117)
Cash, cash equivalents and restricted cash at beginning of period	129,517	117,449
Cash, cash equivalents and restricted cash at end of period	$127,929	$107,332

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$810	$409
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(24)	(636)
Establishment of lease liabilities in exchange for lease right-of-use assets	1,239	14,747
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$91,733	$106,354
Restricted cash	699	978
Cash and cash equivalents of Consolidated Funds	35,497	—
Total cash, cash equivalents and restricted cash	$127,929	$107,332
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of June 30, 2023, SSG held approximately 56.2% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended March 31, 2023 filed with the Securities and Exchange Commission (“SEC”).
Certain of the StepStone Funds are investment companies that follow specialized accounting under GAAP and reflect their investments at estimated fair value. Accordingly, the carrying value of the Company’s equity method investments in such entities retains the specialized accounting.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current period presentation. Amounts relating to unpaid realized carried interest-related compensation that were previously reported within accrued carried interest-related compensation have been presented within accrued compensation and benefits in the condensed consolidated balance sheets.
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
In connection with the acquisition of Greenspring Associates, Inc. and certain of its affiliates (“Greenspring”) that was completed on September 20, 2021, the Company, indirectly through its subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). The Company did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. The Company determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, the Company consolidates these entities.

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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended June 30, 2023, the Company used the March 31, 2023 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of March 31, 2023, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2023.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.
To the extent that management becomes aware of any material events that affect the StepStone Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the condensed consolidated financial statements.
Current Events
In 2022, financial markets experienced increased volatility amid rising interest rates, slowing economic growth, persistently high inflation and the ongoing Russia-Ukraine conflict. Central banks around the world pursued monetary policy tightening in an effort to bring down inflation to target rates, stoking recession fears. In the first half of calendar 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected.
The Company is continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict and banking system volatility, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to profitably exit existing investments. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility, and contingent consideration obligation balances to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration obligation balance and see note 8 for additional details regarding the fair value of the Company’s revolving credit facility balance.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of June 30, 2023.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three months ended June 30, 2023 and 2022.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued.
Equity-Based Compensation
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
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	June 30, 2023	March 31, 2023
Foreign currency translation adjustments	$258	$280
Unrealized gain on defined benefit plan, net	181	181
Accumulated other comprehensive income	$439	$461
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and Advisory Fees, Net	2023	2022
Focused commingled funds	$67,006	$52,742
SMAs	55,744	50,460
Advisory and other services	14,101	12,984
Fund reimbursement revenues	1,264	546
Total management and advisory fees, net	$138,115	$116,732

	Three Months Ended June 30,
Incentive Fees	2023	2022
SMAs	$6	$—
Focused commingled funds	—	—
Total incentive fees	$6	$—

	Three Months Ended June 30,
Carried Interest Allocations	2023	2022
SMAs	$40,136	$(38,125)
Focused commingled funds	23,701	(2,218)
Total carried interest allocations	$63,837	$(40,343)

	Three Months Ended June 30,
Legacy Greenspring Carried Interest Allocations	2023	2022
SMAs	$—	$—
Focused commingled funds(1)	(23,947)	(153,607)
Total legacy Greenspring carried interest allocations	$(23,947)	$(153,607)
_______________________________
(1)The three months ended June 30, 2023 and 2022 reflect the net effect of gross realized carried interest allocations of $0.9 million and $29.6 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
The increase in carried interest allocations for the three months ended June 30, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. The decrease in legacy Greenspring carried interest allocations for the three months ended June 30, 2023 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. The decrease in carried interest allocations and legacy Greenspring carried interest allocations for the three months ended June 30, 2022 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended June 30,
Revenues(1)	2023	2022
United States	$45,093	$(106,950)
Non-U.S. countries	132,918	29,732
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three months ended June 30, 2023 and 2022, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of June 30, 2023 and March 31, 2023, the Company had $25.0 million and $21.6 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2023, the Company had recognized $3.6 million as revenue from amounts included in the deferred revenue balance as of March 31, 2023.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $981.5 million and $964.2 million as of June 30, 2023 and March 31, 2023, respectively. The liabilities of the consolidated VIEs totaled $676.5 million and $682.7 million as of June 30, 2023 and March 31, 2023, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of June 30, 2023 and March 31, 2023, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	June 30, 2023	March 31, 2023
Investments in funds	$122,149	$115,187
Legacy Greenspring investments in funds	151,916	152,658
Due from affiliates, net	34,488	29,017
Less: Amounts attributable to non-controlling interests in subsidiaries	21,070	19,432
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	151,916	152,658
Maximum exposure to loss	$135,567	$124,772
5.    Investments
The Company’s investments consist of equity method investments primarily related to (i) investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest and (ii) investments of Consolidated Funds. The Company’s equity interest in its equity method investments in the StepStone Funds typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the condensed consolidated statements of income. Investment income attributable to the Consolidated Funds is recorded in investment income of Consolidated Funds. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests is recorded in legacy Greenspring investment income in the condensed consolidated statements of income.
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	June 30, 2023	March 31, 2023
Investments in funds(1)	$122,149	$115,187
Accrued carried interest allocations	1,277,783	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	745,586	770,652
Total equity method investments	$2,145,518	$2,113,012
_______________________________
(1)The Company’s investments in funds were $154.4 million and $147.5 million as of June 30, 2023 and March 31, 2023, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $151.9 million and $152.7 million and carried interest allocations of $593.7 million and $618.0 million as of June 30, 2023 and March 31, 2023, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Three Months Ended June 30,
	2023	2022
Carried interest allocations	$63,837	$(40,343)
Investment income (loss)	3,086	(1,101)
Legacy Greenspring carried interest allocations	(23,947)	(153,607)
Legacy Greenspring investment loss	(2,866)	(8,604)
Total equity method income (loss)	$40,110	$(203,655)
The increase in carried interest allocations for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of June 30, 2023 and March 31, 2023, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 25% and 24%, respectively, of the total accrued carried interest allocations balance as of those dates. As of June 30, 2023 and March 31, 2023, the Company’s investments in three and two commingled funds, respectively, each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 35% and 24%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of June 30, 2023 and March 31, 2023, $668.7 million and $644.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of June 30, 2023 and March 31, 2023, $593.7 million and $618.0 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $151.9 million and $152.7 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of June 30, 2023 and March 31, 2023 and for the three months ended June 30, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

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
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	June 30, 2023	March 31, 2023	June 30, 2023	March 31, 2023
Investments of Consolidated Funds:
Partnership and LLC interests (cost of $27.3 million and $21.3 million as of June 30, 2023 and March 31, 2023, respectively)	$39,188	$30,595	100%	100%
Total investments of Consolidated Funds	$39,188	$30,595	100%	100%
As of June 30, 2023 and March 31, 2023, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes net gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended June 30, 2023
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments
Investments of Consolidated Funds:
Partnership and LLC interests	$—	$2,362
Total investments of Consolidated Funds	$—	$2,362

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of June 30, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$35,332	$35,332
Total liabilities	$—	$—	$35,332	$35,332

	As of March 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$36,745	$36,745
Total liabilities	$—	$—	$36,745	$36,745
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2023 and 2022.
The changes in the fair value of Level III financial instruments of the Company are set forth below:

	Three Months Ended June 30,
	2023	2022
Contingent consideration obligations
Balance, beginning of period:	$36,745	$28,025
Additions	—	—
Change in fair value	(1,267)	3,256
Settlements	(146)	(160)
Balance, end of period:	$35,332	$31,121

Changes in unrealized (gains) losses included in earnings related to financial instruments still held at the reporting date	$(1,267)	$3,256

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Contingent Consideration
The fair value of the contingent consideration liabilities is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration liabilities primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations which was 8% as of June 30, 2023. The contingent consideration liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income.
Financial Instruments of Consolidated Funds

	As of June 30, 2023
	Level I	Level II	Level III	Total
Assets
Partnership and LLC interests	$—	$—	$2,902	$2,902
Total assets	$—	$—	$2,902	$2,902

	As of March 31, 2023
	Level I	Level II	Level III	Total
Assets
Partnership and LLC interests	$—	$—	$6,901	$6,901
Total assets	$—	$—	$6,901	$6,901
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2023. There were no financial instruments held by Consolidated Funds as of June 30, 2022.
Investment Funds
The Company generally values its investment funds, which are organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of June 30, 2023 and March 31, 2023, investments with a combined fair value of $36.3 million and $23.7 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of June 30, 2023 and March 31, 2023, investments with a combined fair value of $2.9 million and $6.9 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The changes in the fair value of Level III financial instruments of Consolidated Funds are set forth below:

Three Months Ended June 30,
2023
Partnership and LLC interests
Balance, beginning of period:	$6,901
Transfers out of level III	(5,067)
Purchases	1,068
Balance, end of period:	$2,902

Changes in unrealized gains (losses) included in earnings related to financial instruments still held at the reporting date	$—
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	June 30, 2023	March 31, 2023
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	9,537	9,537
Less: Accumulated amortization	(114,206)	(103,544)
Intangible assets, net	$343,983	$354,645
Amortization expense related to intangible assets was $10.7 million and $10.9 million for the three months ended June 30, 2023 and 2022, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At June 30, 2023, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2024	$31,984
FY2025	41,955
FY2026	41,764
FY2027	41,730
FY2028	41,713
Thereafter	144,837
Total	$343,983
The carrying value of goodwill was $580.5 million as of June 30, 2023 and March 31, 2023. The Company determined there was no indication of goodwill impairment as of June 30, 2023 and March 31, 2023.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
8. Debt Obligations
The Company is party to a credit agreement, as amended in April 2023, with various lenders (the “Credit Agreement”) that was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of June 30, 2023, the Company had $98.5 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	June 30, 2023	March 31, 2023
Revolver	$100,000	$100,000
Less: Debt issuance costs	(1,532)	(1,649)
Total debt obligations	$98,468	$98,351
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2023 was 7.23%.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of June 30, 2023, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2023, the Company had outstanding letters of credit totaling $7.8 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2023	1,775,732	$22.46
Granted	—	$—
Vested	(80)	$(18.00)
Forfeited	(21,835)	$(22.17)
Balance as of June 30, 2023	1,753,817	$22.46
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
As of June 30, 2023, there were 2,566,566 Class B2 units outstanding. During the three months ended June 30, 2023, none of the outstanding Class B2 units were forfeited. As of June 30, 2023, 598,865 Class B2 units were unvested and 1,967,701 Class B2 units were vested.
As of June 30, 2023, $37.0 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.8 years.
Liability Classified Awards
For the three months ended June 30, 2023, the Company recognized $3.9 million of expense related to the fair value of liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three months ended June 30, 2023 and 2022, no amounts were paid related to settlement for liability classified awards.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
10.    Income Taxes
The Company made payments of $7.7 million and $4.8 million during the three months ended June 30, 2023 and 2022, respectively, under the Tax Receivable Agreements. As of June 30, 2023, the Company’s total Tax Receivable Agreements liability was $191.6 million. See note 12 for more information.
The Company’s effective tax rate was 14.8% and (6.4)% for the three months ended June 30, 2023 and 2022, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was due to the pre-tax income during the three months ended June 30, 20233 compared to pre-tax losses during the three months ended June 30, 2022 and an increase in foreign tax expense for the three months ended June 30, 2023. Additionally, for the three months ended June 30, 2022 there were certain tax expense adjustments that were recorded to the Company’s outside basis difference in the Partnership that did not reoccur in the three months ended June 30, 2023.

The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of June 30, 2023, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three months ended June 30, 2023 and 2022. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,
	2023	2022
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$21,269	$(11,040)
Incremental income from assumed vesting of RSUs	135	—
Incremental income from assumed vesting and exchange of Class B2 units	829	—
Net income (loss) attributable to StepStone Group Inc. – Diluted	$22,233	$(11,040)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	62,834,818	61,144,139
Assumed vesting of RSUs	400,034	—
Assumed vesting and exchange of Class B2 units	2,504,618	—
Weighted-average shares of Class A common stock outstanding – Diluted	65,739,470	61,144,139

Net income (loss) per share of Class A common stock:
Basic	$0.34	$(0.18)
Diluted	$0.34	$(0.18)
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
The calculation of diluted earnings per share excludes 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of June 30, 2023, and 46,891,897 Class B units and 2,928,824 Class C units of the Partnership outstanding as of June 30, 2022, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
As the Company was in a net loss position for the three months ended June 30, 2022, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 2,060,605 outstanding RSUs, 2,566,566 Class B2 units and 23,418 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $92.8 million and $79.4 million for the three months ended June 30, 2023 and 2022, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $63.8 million and $(40.3) million for the three months ended June 30, 2023 and 2022, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(23.9) million and $(153.6) million for the three months ended June 30, 2023 and 2022, respectively.
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

	As of
	June 30, 2023	March 31, 2023
Amounts receivable from StepStone Funds	$41,143	$33,813
Amounts receivable from employees	7,616	7,016
Amounts receivable from loans	13,606	13,493
Total due from affiliates	$62,365	$54,322
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	June 30, 2023	March 31, 2023
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$191,638	$199,307
Amounts payable to StepStone Funds	6,655	4,796
Distributions payable to certain employee equity holders of consolidated subsidiaries	1,114	1,321
Total due to affiliates	$199,407	$205,424
The Company made payments of $7.7 million and $4.8 million during the three months ended June 30, 2023 and 2022, respectively, under the Tax Receivable Agreements.
13.    Stockholders’ Equity and Redeemable Non-Controlling Interests
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	62,834,791	46,420,141
Class A common stock issued for vesting of RSUs	80	—
June 30, 2023	62,834,871	46,420,141
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of June 30, 2023, no shares of preferred stock were issued or outstanding.
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
On May 24, 2023, the Company announced a quarterly cash dividend of $0.20 per share of Class A common stock and a supplemental cash dividend of $0.25 per share of Class A common stock, both of which were paid on June 30, 2023 to holders of record at the close of business on June 15, 2023.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

Three Months Ended June 30,
2023
Beginning balance	$24,530
Contributions	15,535
Net income	1,553
Ending balance	$41,618

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of June 30, 2023.
Lease Commitments
The Company leases offices in 26 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of June 30, 2023, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,
	2023	2022
Operating lease cost(1)	$3,837	$3,044
Variable lease cost	154	224
Sublease income	(374)	(346)
Total lease cost	$3,617	$2,922
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$3,182	$2,208
Weighted-average remaining lease term for operating leases (in years)	12.0	8.1
Weighted-average discount rate for operating leases	4.6%	3.1%

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of June 30, 2023, maturities of operating lease liabilities were as follows:

Remainder of FY2024	$9,110
FY2025	14,299
FY2026	15,419
FY2027	14,605
FY2028	12,678
Thereafter	97,920
Total lease liabilities	164,031
Less: Imputed interest	(47,856)
Total operating lease liabilities	$116,175
Unfunded Capital Commitments
As of June 30, 2023 and March 31, 2023, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $95.0 million and $88.7 million, respectively. The $95.0 million and $88.7 million of unfunded commitments as of June 30, 2023 and March 31, 2023, respectively, exclude $50.1 million and $50.6 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of June 30, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $271.2 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of June 30, 2023 and March 31, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
15.    Subsequent Events
On August 3, 2023, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock, payable on September 15, 2023 to holders of record as of the close of business on August 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q and our audited financial statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of June 30, 2023, we were responsible for approximately $640 billion of total capital, including $143 billion of AUM and $497 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 26 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of June 30, 2023, we had 966 total employees, including 323 investment professionals and 643 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $85 billion of our AUM as of June 30, 2023.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $44 billion of our AUM as of June 30, 2023.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $497 billion of our AUA and $13 billion of our AUM as of June 30, 2023.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting (formerly known as Omni). SPI Reporting tracked detailed information on over $955 billion of client commitments as of June 30, 2023, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Current Events
In 2022, financial markets experienced increased volatility amid rising interest rates, slowing economic growth, persistently high inflation and the ongoing Russia-Ukraine conflict. Central banks around the world pursued monetary policy tightening in an effort to bring down inflation to target rates, stoking recession fears. In the first half of calendar 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected.

We are continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict and banking system volatility, and to assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to profitably exit existing investments. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2023.

Corporate Transactions
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

The diagram below illustrates our organizational structure as of June 30, 2023.
Amounts may not sum to 100% due to rounding.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of June 30, 2023 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 31.1% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.3% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.

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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.40% of average FEAUM for the twelve months ended June 30, 2022 and 2023, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.87% and 0.84% of average FEAUM for the twelve months ended June 30, 2022 and 2023, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.54% and 0.55% of average FEAUM for the twelve months ended June 30, 2022 and 2023, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
•Fee revenues from advisory, StepStone Portfolio Analytics & Reporting (“SPAR”), SPI Research or administrative services are generally annual fixed fees, which vary based on the scope of services we provide. We also provide certain project-based or event-driven advisory services. The fees for these services are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service. Because advisory fees are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service, advisory fees do not necessarily correlate with the total size of our AUA.
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

Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of June 30, 2023, we had over $65 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 190 programs.
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

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued.
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
Interest income consists of income earned on cash and cash equivalents, restricted cash and certificates of deposit. The three months ended June 30, 2023 includes amounts associated with the Consolidated Funds.

Interest expense primarily consists of the interest expense on the Revolver, as well as the related amortization of deferred financing costs.
Other income (loss) includes foreign currency transaction gains and losses and non-operating activities. The three months ended June 30, 2023 includes amounts associated with the Consolidated Funds

Income Tax Expense
We are a corporation for U.S. federal income tax purposes and therefore are subject to U.S. federal and state income taxes on our share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including us, and is generally not subject to U.S. federal or state income tax at the Partnership level. Our non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to local or non-U.S. income taxes. Additionally, certain of our subsidiaries are subject to local jurisdiction income taxes at the entity level which are reflected within income tax expense in the condensed consolidated statements of income. As a result, the Partnership does not record U.S. federal and state income taxes on income generated by the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.

Non-Controlling Interests
Non-controlling interests reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. Non-controlling interests are presented as separate components in our condensed consolidated statements of income to clearly distinguish between our interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the condensed consolidated statements of income, is presented net of the portion of net income (loss) attributable to holders of non-controlling interests.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of June 30, 2023 reflects final data for the prior period (March 31, 2023), adjusted for net new client account activity through June 30, 2023. NAV data for underlying investments is as of March 31, 2023, as reported by underlying managers up to 100 days following March 31, 2023. When NAV data is not available 100 days following March 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of June 30, 2023 reflects final data for the prior period (March 31, 2023), adjusted for net new client account activity through June 30, 2023. NAV data for underlying investments is as of March 31, 2023, as reported by underlying managers up to 100 days following March 31, 2023. When NAV data is not available 100 days following March 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.
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

	Three Months Ended June 30,
(in thousands)	2023	2022
Revenues
Management and advisory fees, net	$138,115	$116,732
Performance fees:
Incentive fees	6	—
Carried interest allocations:
Realized	14,473	73,607
Unrealized	49,364	(113,950)
Total carried interest allocations	63,837	(40,343)
Legacy Greenspring carried interest allocations(1)	(23,947)	(153,607)
Total revenues	178,011	(77,218)
Expenses
Compensation and benefits:
Cash-based compensation	70,081	60,061
Equity-based compensation	8,472	3,714
Performance fee-related compensation:
Realized	9,102	41,735
Unrealized	24,211	(54,553)
Total performance fee-related compensation	33,313	(12,818)
Legacy Greenspring performance fee-related compensation(1)	(23,947)	(153,607)
Total compensation and benefits	87,919	(102,650)
General, administrative and other	33,277	34,232
Total expenses	121,196	(68,418)
Other income (expense)
Investment income (loss)	3,086	(1,101)
Legacy Greenspring investment loss(1)	(2,866)	(8,604)
Investment income of Consolidated Funds	2,362	—
Interest income	431	11
Interest expense	(2,012)	(587)
Other income (loss)	227	(1,104)
Total other income (expense)	1,228	(11,385)
Income (loss) before income tax	58,043	(20,185)
Income tax expense	8,597	1,286
Net income (loss)	49,446	(21,471)
Less: Net income attributable to non-controlling interests in subsidiaries	9,630	7,571
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(2,866)	(8,604)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	19,860	(9,398)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	1,553	—
Net income (loss) attributable to StepStone Group Inc.	$21,269	$(11,040)
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Total revenues increased $255.2 million to $178.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to a lower reversal of legacy Greenspring carried interest allocations in the current period as compared to the first quarter of the prior fiscal year, positive carried interest allocations in the current period as compared to negative carried interest allocations in the prior year period and an increase in net management and advisory fees, in each case, as described below.
Net management and advisory fees increased $21.4 million, or 18%, to $138.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was driven by new client activity and 12% growth in average FEAUM across the platform. The three months ended June 30, 2023 included retroactive fees of $2.8 million from the closings of StepStone’s private equity secondaries, multi-strategy global venture capital and infrastructure co-investment funds, and the three months ended June 30, 2022 included retroactive fees of $2.4 million from the final closing of StepStone Capital Partners V fund.
Incentive fees were $6 thousand for the three months ended June 30, 2023. There were no incentive fees in the prior year period.
Realized carried interest allocation revenues decreased $59.1 million, or 80%, to $14.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $14.5 million, unrealized carried interest allocation revenues increased $104.2 million to $63.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in unrealized carried interest allocations for the three months ended June 30, 2023 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $129.7 million to $(23.9) million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The three months ended June 30, 2023 reflect gross realized carried interest allocations of $0.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(24.9) million. The three months ended June 30, 2022 reflect gross realized carried interest allocations of $29.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(183.2) million.
Expenses
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Total expenses increased $189.6 million, to $121.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to a lower reversal of legacy Greenspring performance fee-related compensation, increases in performance fee-related compensation, cash-based compensation and equity-based compensation, partially offset by a decrease in general, administrative and other expenses in each case, as described below.
Cash-based compensation increased $10.0 million, or 17%, to $70.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, due to increased staffing and compensation levels. Our average full-time headcount increased 18% in the current year period as compared to the prior year period.

Equity-based compensation increased $4.8 million, or 128%, to $8.5 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily attributable to the inclusion of expense related to liability classified awards in the current year period and no comparable expense in the prior year period, as well as additional grants of RSUs granted in February 2023 and no comparable expense in the prior year period.
Performance fee-related compensation expense increased $46.1 million to $33.3 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $32.6 million, or 78%, to $9.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily reflecting lower realization activity.
Legacy Greenspring performance fee-related compensation expense increased $129.7 million to $(23.9) million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The three months ended June 30, 2023 reflect gross realized performance fee-related compensation expense of $0.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(24.9) million. The three months ended June 30, 2022 reflect gross realized performance fee-related compensation expense of $29.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(183.2) million.
General, administrative and other expenses decreased $1.0 million, or 3%, to $33.3 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The overall decrease primarily reflected decreases of $4.5 million due to gain on change in fair value for contingent consideration obligation as compared to a loss in the prior year period and $0.9 million in human resources and recruiting expenses, partially offset by increases of $1.0 million of professional fees, $0.8 million of travel and associated costs for investment evaluation and client service, $0.7 million of occupancy costs, $0.7 million in information and technology expenses, $0.6 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms and other general operating expenses.
Other Income (Expense)
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Investment income (loss) increased $4.2 million to income of $3.1 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $5.7 million to $2.9 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The three months ended June 30, 2023 reflect gross realized investment income of $0.2 million and unrealized investment loss, net of the reversal of realized investment income, of $3.1 million. The three months ended June 30, 2022 reflect gross realized investment income of $1.6 million and unrealized investment loss, net of the reversal of realized investment income, of $(10.2) million.
Investment income of Consolidated Funds of $2.4 million for the three months ended June 30, 2023 reflects overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $0.4 million, or 3,818%, to $0.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to Consolidated Funds was $0.2 million in the current year period as compared to zero in the prior year period.

Interest expense increased $1.4 million, or 243%, to $2.0 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was due to higher average interest rates, and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other income (loss) increased $1.3 million to income of $0.2 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily reflecting net foreign currency transaction gains in the current year period as compared with net foreign currency transaction losses in the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Our effective income tax rate was 14.8% and (6.4)% for the three months ended June 30, 2023 and 2022, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was due to the pre-tax income during the three months ended June 30, 2023 compared to pre-tax losses during the three months ended June 30, 2022 and an increase in foreign tax expense for the three months ended June 30, 2023. Additionally, for the three months ended June 30, 2022, there were certain tax expense adjustments that were recorded to our outside basis difference in the Partnership that did not reoccur in the three months ended June 30, 2023.

Income tax expense increased $7.3 million, or 569%, to $8.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase in income tax expense was primarily driven by pre-tax income for the three months ended June 30, 2023 compared to pre-tax net loss for the three months ended June 30, 2022.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $2.1 million, or 27%, to $9.6 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $2.9 million and $8.6 million for the three months ended June 30, 2023 and 2022, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $19.9 million and $(9.4) million for the three months ended June 30, 2023 and 2022, respectively.

Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $1.6 million for the three months ended June 30, 2023, which represents income of the Consolidated Funds attributable to third-party investors.
Operating Metrics
Assets Under Management
AUM was $137 billion as of June 30, 2022, $138 billion as of March 31, 2023 and $143 billion as of June 30, 2023.
Assets Under Advisement
Assets related to our advisory accounts were $452 billion as of June 30, 2022, $482 billion as of March 31, 2023 and $497 billion as of June 30, 2023.
Fee-Earning AUM
Three Months Ended June 30, 2023
FEAUM increased approximately $2.0 billion, or 2%, to $87.4 billion as of June 30, 2023 as compared to $85.4 billion as of March 31, 2023. Of the increase, approximately $1.3 billion was from SMAs and approximately $0.7 billion was from focused commingled funds.

	Three Months Ended June 30, 2023
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$55,345	$30,086	$85,431
Contributions(1)	1,425	796	2,221
Distributions(2)	(429)	(252)	(681)
Market value, FX and other(3)	304	132	436
Ending balance	$56,645	$30,762	$87,407
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

The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	June 30, 2023	March 31, 2023	June 30, 2022
FEAUM
Private equity	$46,539	$45,766	$41,944
Infrastructure	19,874	19,274	18,395
Private debt	14,865	14,361	12,794
Real estate	6,129	6,030	5,417
Total	$87,407	$85,431	$78,550

	As of
	June 30, 2023	March 31, 2023	June 30, 2022
Weighted-average fee rate(1)
Private equity(2)	0.67%	0.66%	0.66%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.41%	0.40%
Total	0.55%	0.54%	0.54%
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
Undeployed Fee-Earning Capital
As of June 30, 2023, we had $16.9 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.

Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise net management and advisory fees, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income or loss, (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (d) amortization of intangibles and (e) certain other items that we believe are not indicative of our core operating performance, including charges associated with acquisitions and corporate transactions, contract terminations and employee severance. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income as none of the economics are attributable to us. ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
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
Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units and Class C units in the Partnership are exchanged for Class A common stock in SSG, including the dilutive impact of outstanding equity-based awards. ANI per share is calculated as ANI divided by adjusted weighted-average shares outstanding. We believe ANI per share is useful to investors because it enables them to better evaluate per-share operating performance across reporting periods.
Fee-Related Earnings
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
FRE increased $7.8 million, or 21%, to $44.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.

Adjusted Revenues and Adjusted Net Income
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Adjusted revenues decreased $37.6 million, or 20%, to $152.8 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily reflecting lower realized carried interest allocation revenues, partially offset by increases in net management and advisory fees and incentive fees.
ANI decreased $17.7 million, or 38%, to $29.4 million for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022, primarily due to lower net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and a higher allocation of income to non-controlling interests. The decrease was partially offset by the increase in FRE as discussed above.
Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three months ended June 30, 2023 and 2022.

	Three Months Ended June 30,
	2023	2022
(in thousands, except share and per share amounts)
Adjusted net income	$29,388	$47,134

Weighted-average shares of Class A common stock outstanding – Basic	62,834,818	61,144,139
Assumed vesting of RSUs	400,034	798,326
Assumed vesting and exchange of Class B2 units	2,504,618	2,448,833
Exchange of Class B units in the Partnership(1)	46,420,141	47,146,840
Exchange of Class C units in the Partnership(2)	2,514,085	2,928,824
Adjusted weighted-average shares	114,673,696	114,466,962

Adjusted net income per share	$0.26	$0.41
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended June 30,
(in thousands)	2023	2022
Total revenues	$178,011	$(77,218)
Unrealized carried interest allocations	(49,364)	113,950
Legacy Greenspring carried interest allocations	23,947	153,607
Management and advisory fee revenues for the Consolidated Funds(1)	186	—
Adjusted revenues	$152,780	$190,339
______________________________
(1)Reflects the add back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
The table below shows a reconciliation of GAAP measures to additional non-GAAP measures. We use the non-GAAP measures presented below as components when calculating ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2023	2022
GAAP management and advisory fees, net	$138,115	$116,732
Management and advisory fee revenues for the Consolidated Funds(1)	186	—
Management and advisory fees, net	$138,301	$116,732

GAAP interest income	$431	$11
Interest income earned by the Consolidated Funds(2)	(244)	—
Non-GAAP interest income	$187	$11

GAAP other income (loss)	$227	$(1,104)
Adjustments(3)	(376)	—
Adjusted other loss	$(149)	$(1,104)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the removal of interest income earned by the Consolidated Funds.
(3)Reflects the removal of amounts for the removal of the impact of the consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2023	2022
Income (loss) before income tax	$58,043	$(20,185)
Net income attributable to non-controlling interests in subsidiaries(1)	(10,540)	(8,116)
Net loss attributable to non-controlling interests in legacy Greenspring entities	2,866	8,604
Unrealized carried interest allocations	(49,364)	113,950
Unrealized performance fee-related compensation	24,211	(54,553)
Unrealized investment (income) loss	(2,529)	3,070
Impact of Consolidated Funds	(2,647)	—
Equity-based compensation(2)	7,171	3,071
Amortization of intangibles	10,661	10,871
Non-core items(3)	(50)	3,950
Pre-tax adjusted net income	37,822	60,662
Income taxes(4)	(8,434)	(13,528)
Adjusted net income	29,388	47,134
Income taxes(4)	8,434	13,528
Realized carried interest allocations	(14,473)	(73,607)
Realized performance fee-related compensation(5)	9,102	41,735
Realized investment income	(557)	(1,969)
Incentive fees	(6)	—
Non-GAAP interest income(6)	(187)	(11)
Interest expense	2,012	587
Adjusted other loss(6)	149	1,104
Net income attributable to non-controlling interests in subsidiaries(1)	10,540	8,116
Fee-related earnings	$44,402	$36,617
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
(3)Includes (income) expense related to accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million for the three months ended June 30, 2023), (gain) loss on change in fair value for contingent consideration obligation ($(1.2) million and $3.3 million for the three months ended June 30, 2023 and 2022, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.5 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax adjusted net income for the three ended June 30, 2023 and 2022, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.2 million and $4.4 million for the three months ended June 30, 2023 and 2022, respectively).
(6)Excludes the impact of consolidating the Consolidated Funds.

Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through March 31, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of March 31, 2023;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of March 31, 2023 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).

StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	17.0%	1.6x	Core/Core+ fund investments	8.3%	1.5x	Primaries	10.4%	Direct lending	6.9%
Secondaries	17.8%	1.5x	Value-add/opportunistic fund investments	9.8%	1.3x	Secondaries	10.9%	Distressed debt	9.0%
Co-investments	19.7%	1.7x	Real estate debt fund investments	5.7%	1.2x	Co-investments(7)	9.4%	Other(9)	7.3%
			Value-add/opportunistic secondaries & co-investments	14.0%	1.3x
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of March 31, 2023, as reported by underlying managers up to 100 days following March 31, 2023. For investment returns where NAV data is not available 100 days following March 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,444 investments totaling $173.8 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) all client-directed private equity investments (253 investments totaling $29.4 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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

(5)Real estate includes 472 investments totaling $75.9 billion of capital commitments and excludes (i) all client-directed real estate investments (81 investments totaling $12.1 billion of capital commitments), (ii) 11 secondary/co-investment core/core+ or credit investments, totaling $608.7 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Includes the discretionary track record of Courtland Partners, Ltd., which StepStone acquired on April 1, 2018 (the “Courtland acquisition”).
(6)Infrastructure includes 232 investments totaling $47.9 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to the Courtland acquisition totaling $501.9 million of capital commitments, (ii) all client-directed infrastructure investments (27 investments totaling $4.3 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments includes venture capital and growth equity direct investments for private equity, and asset management investments for infrastructure.
(8)Private debt includes 824 investments totaling $44.2 billion of capital commitments and excludes (i) all client-directed debt investments (41 investments, totaling $2.9 billion of capital commitments), (ii) real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition (54 investments totaling $5.2 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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
As of June 30, 2023, we had $92.4 million of cash, cash equivalents and restricted cash ($127.9 million including Consolidated Funds) and $1,399.9 million of investments in StepStone Funds, including $1,277.8 million of accrued carried interest allocations, against $98.5 million in debt obligations, net of debt issuance costs, and $668.7 million in accrued carried interest-related compensation payable.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Three Months Ended June 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$57,587	$57,482
Net cash used in investing activities	(14,486)	(7,601)
Net cash used in financing activities	(43,973)	(60,718)
Effect of exchange rate changes	(716)	720
Net decrease in cash, cash equivalents and restricted cash	$(1,588)	$(10,117)
Operating Activities
Operating activities provided $57.6 million and $57.5 million of cash for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023 and 2022, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $49.1 million and $67.0 million;
•net change in operating assets and liabilities of $17.3 million and $(9.5) million;
•adjustments for unrealized investment income from Consolidated Funds of $(2.4) million and $0 million;
•net purchases of investments of Consolidated Funds of $6.2 million and $0 million; and
•net change in operating assets and liabilities of Consolidated Funds of $(0.3) million and $0 million.
Investing Activities
Investing activities used $14.5 million and $7.6 million of cash for the three months ended June 30, 2023 and 2022, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $4.4 million and $4.2 million;
•net contributions to investments in legacy Greenspring entities of $2.3 million and $3.1 million; and
•purchases of fixed assets of $7.8 million and $0.3 million.

Financing Activities
Financing activities used $44.0 million and $60.7 million of cash for the three months ended June 30, 2023 and 2022, respectively, and primarily consisted of the following:
•distributions to non-controlling interests of $25.7 million and $45.2 million;
•proceeds from capital contributions to legacy Greenspring entities of $2.6 million and $5.0 million;
•distributions to non-controlling interests in legacy Greenspring entities of $0.5 million and $3.5 million;
•dividends paid to common stockholders of $28.3 million and $12.2 million;
•payments to related parties under the Tax Receivable Agreements of $7.7 million and $4.8 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $15.5 million and $0 million.
Revolving Credit Facility
We are party to the Credit Agreement that was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of June 30, 2023, we had $98.5 million outstanding on the Revolver, net of debt issuance costs.

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2023 was 7.23%.
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

Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of June 30, 2023, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2023, we had outstanding letters of credit totaling $7.8 million.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On August 3, 2023, we announced a dividend of $0.21 per share of Class A common stock, payable on September 15, 2023 to holders of record at the close of business on August 31, 2023.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Total dividends paid in FY2024		$0.45
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal year 2023.
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
See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements in our Form 10-K for the year ended March 31, 2023 for a summary of our significant accounting policies.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of both June 30, 2023, and March 31, 2023, NAV-based management fees represented approximately 7% of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of June 30, 2023 and March 31, 2023, would result in an approximate decrease to annual management fees of $3.7 million and $3.4 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of both June 30, 2023 and March 31, 2023, we had $18.1 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of June 30, 2023, and March 31, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $271.2 million and $264.1 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2024 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of June 30, 2023 and March 31, 2023, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $12.2 million and $11.5 million, respectively.

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
Interest Rate Risk
As of both June 30, 2023 and March 31, 2023, we had $100.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of both June 30, 2023 and March 31, 2023, we estimate that interest expense would increase by $1.0 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $92.4 million and $103.5 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of June 30, 2023 and March 31, 2023, we estimate that interest income would increase by $0.9 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part 1, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
During the period covered by this Quarterly Report on Form 10-Q, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
10.1	Conformed Credit Agreement dated as of September 20, 2021 as amended by Amendment No. 1 to Credit Agreement, dated as of April 19, 2023, by and among StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and certain other lenders party thereto	10-K	10.12	5/26/2023	001-39510
10.2†	Consulting Services Agreement, effective as of August 1, 2023, by and among StepStone Group Inc., StepStone Group LP, MMAR HNL, LLC and Monte Brem					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2023.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)