Form 10-Q
period 2023-09-30
StepStone Group Inc.
filed 2023-11-07
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________ to ___________________________
Commission file number 001-39510
STEPSTONE GROUP INC.
(Exact name of Registrant as specified in its charter)

Delaware	84-3868757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

277 Park Avenue, 45th Floor
New York, NY	10172
(Address of principal executive offices)	(Zip Code)
(212) 351-6100
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.001 par value per share	STEP	The Nasdaq Stock Market LLC
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 3, 2023, there were 64,068,952 shares of the registrant’s Class A common stock, par value $0.001, and 46,314,543 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$117,484	$102,565
Restricted cash	679	955
Fees and accounts receivable	45,237	44,450
Due from affiliates	51,050	54,322
Investments:
Investments in funds	129,768	115,187
Accrued carried interest allocations	1,331,778	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	700,473	770,652
Deferred income tax assets	36,828	44,358
Lease right-of-use assets, net	99,843	101,130
Other assets and receivables	52,615	44,060
Intangibles, net	333,322	354,645
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	58,639	25,997
Investments, at fair value	68,481	30,595
Other assets	1,624	772
Total assets	$3,608,363	$3,497,403
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$91,561	$89,396
Accrued compensation and benefits	110,413	66,614
Accrued carried interest-related compensation	697,377	644,517
Legacy Greenspring accrued carried interest-related compensation(1)	556,219	617,994
Due to affiliates	204,503	205,424
Lease liabilities	119,117	121,224
Debt obligations	123,586	98,351
Liabilities of Consolidated Funds:
Other liabilities	7,904	566
Total liabilities	1,910,680	1,844,086
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	59,272	24,530
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 64,068,952 and 62,834,791 issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	64	63
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,314,543 and 46,420,141 issued and outstanding as of September 30, 2023 and March 31, 2023, respectively	46	46
Additional paid-in capital	628,977	610,567
Retained earnings	165,240	160,430
Accumulated other comprehensive income	338	461
Total StepStone Group Inc. stockholders’ equity	794,665	771,567
Non-controlling interests in subsidiaries	30,394	36,380
Non-controlling interests in legacy Greenspring entities(1)	144,255	152,658
Non-controlling interests in the Partnership	669,097	668,182
Total stockholders’ equity	1,638,411	1,628,787
Total liabilities and stockholders’ equity	$3,608,363	$3,497,403
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2023	March 31, 2023
Assets
Cash and cash equivalents	$35,682	$25,959
Restricted cash	679	955
Fees and accounts receivable	42,128	39,996
Due from affiliates	15,167	14,061
Investments in funds	35,541	31,569
Legacy Greenspring investments in funds and accrued carried interest allocations	700,473	770,652
Deferred income tax assets	573	451
Lease right-of-use assets, net	15,748	15,084
Other assets and receivables	9,111	8,101
Assets of Consolidated Funds:
Cash and cash equivalents	58,639	25,997
Investments, at fair value	68,481	30,595
Other assets	1,624	772
Total assets	$983,846	$964,192

Liabilities
Accounts payable, accrued expenses and other liabilities	$19,542	$13,444
Accrued compensation and benefits	47,730	29,869
Legacy Greenspring accrued carried interest-related compensation	556,219	617,994
Due to affiliates	5,581	4,962
Lease liabilities	16,319	15,883
Liabilities of Consolidated Funds:
Other liabilities	7,904	566
Total liabilities	$653,295	$682,718
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues
Management and advisory fees, net	$142,123	$119,121	$280,238	$235,853
Performance fees:
Incentive fees	4,946	5,365	4,952	5,365
Carried interest allocations:
Realized	1,585	22,469	16,058	96,076
Unrealized	55,371	(176,778)	104,735	(290,728)
Total carried interest allocations	56,956	(154,309)	120,793	(194,652)
Legacy Greenspring carried interest allocations(1)	(12,603)	(128,672)	(36,550)	(282,279)
Total performance fees	49,299	(277,616)	89,195	(471,566)
Total revenues	191,422	(158,495)	369,433	(235,713)
Expenses
Compensation and benefits:
Cash-based compensation	74,851	59,501	144,932	119,562
Equity-based compensation	5,916	3,783	14,388	7,497
Performance fee-related compensation:
Realized	1,720	13,630	10,822	55,365
Unrealized	28,712	(86,126)	52,923	(140,679)
Total performance fee-related compensation	30,432	(72,496)	63,745	(85,314)
Legacy Greenspring performance fee-related compensation(1)	(12,603)	(128,672)	(36,550)	(282,279)
Total compensation and benefits	98,596	(137,884)	186,515	(240,534)
General, administrative and other	31,729	33,733	65,006	67,965
Total expenses	130,325	(104,151)	251,521	(172,569)
Other income (expense)
Investment income (loss)	3,080	(3,691)	6,166	(4,792)
Legacy Greenspring investment loss(1)	(3,966)	(15,357)	(6,832)	(23,961)
Investment income of Consolidated Funds	8,772	—	11,134	—
Interest income	977	356	1,408	367
Interest expense	(2,108)	(817)	(4,120)	(1,404)
Other loss	(872)	(634)	(645)	(1,738)
Total other income (expense)	5,883	(20,143)	7,111	(31,528)
Income (loss) before income tax	66,980	(74,487)	125,023	(94,672)
Income tax expense (benefit)	7,729	(7,422)	16,326	(6,136)
Net income (loss)	59,251	(67,065)	108,697	(88,536)
Less: Net income attributable to non-controlling interests in subsidiaries	9,615	8,690	19,245	16,261
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(3,966)	(15,357)	(6,832)	(23,961)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	22,928	(31,177)	42,788	(40,575)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	4,449	—	6,002	—
Net income (loss) attributable to StepStone Group Inc.	$26,225	$(29,221)	$47,494	$(40,261)

Net income (loss) per share of Class A common stock:
Basic	$0.42	$(0.48)	$0.76	$(0.66)
Diluted	$0.42	$(0.48)	$0.75	$(0.66)
Weighted-average shares of Class A common stock:
Basic	62,858,468	61,407,834	62,846,708	61,276,707
Diluted	66,198,129	61,407,834	65,970,053	61,276,707
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$59,251	$(67,065)	$108,697	$(88,536)
Other comprehensive income (loss):
Foreign currency translation adjustment	(367)	286	(445)	61
Total other comprehensive income (loss)	(367)	286	(445)	61
Comprehensive income (loss) before non-controlling interests	58,884	(66,779)	108,252	(88,475)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	9,444	8,831	19,035	16,291
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(3,966)	(15,357)	(6,832)	(23,961)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	22,842	(31,112)	42,685	(40,561)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	4,449	—	6,002	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$26,115	$(29,141)	$47,362	$(40,244)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2023	$63	$46	$612,799	$152,612	$439	$37,678	$151,916	$672,990	$1,628,543
Net income (loss)	—	—	—	26,225	—	9,615	(3,966)	22,928	54,802
Other comprehensive loss	—	—	—	—	(110)	(171)	—	(86)	(367)
Contributed capital	—	—	—	—	—	—	2,007	—	2,007
Equity-based compensation	—	—	2,564	—	—	149	—	1,996	4,709
Distributions	—	—	—	—	—	(15,532)	(5,702)	(17,615)	(38,849)
Dividends declared	—	—	—	(13,597)	—	—	—	—	(13,597)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(345)	—	—	—	—	(268)	(613)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	1	—	(1)	—	—	—	—	—	—
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	14,378	—	9	(2,898)	—	(11,489)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(1,269)	—	—	—	—	—	(1,269)
Balance at September 30, 2023	$64	$46	$628,977	$165,240	$338	$30,394	$144,255	$669,097	$1,638,411

Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	47,494	—	19,245	(6,832)	42,788	102,695
Other comprehensive loss	—	—	—	—	(132)	(210)	—	(103)	(445)
Contributed capital	—	—	—	—	—	—	4,585	28	4,613
Equity-based compensation	—	—	5,075	—	—	296	—	3,951	9,322
Distributions	—	—	—	—	—	(23,972)	(6,156)	(34,888)	(65,016)
Dividends declared	—	—	—	(42,684)	—	—	—	—	(42,684)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(345)	—	—	—	—	(268)	(613)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	1	—	(1)	—	—	—	—	—	—
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	14,123	—	9	(2,898)	—	(11,234)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(1,293)	—	—	—	—	—	(1,293)
Balance at September 30, 2023	$64	$46	$628,977	$165,240	$338	$30,394	$144,255	$669,097	$1,638,411
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2022	$61	$48	$593,159	$205,946	$586	$31,829	$187,365	$730,381	$1,749,375
Net income (loss)	—	—	—	(29,221)	—	8,690	(15,357)	(31,177)	(67,065)
Other comprehensive loss	—	—	—	—	80	141	—	65	286
Contributed capital	—	—	—	—	—	—	3,798	17	3,815
Equity-based compensation	—	—	2,087	—	—	4	—	1,692	3,783
Distributions	—	—	—	—	—	(11,742)	(2,363)	(16,847)	(30,952)
Dividends declared	—	—	—	(12,681)	—	—	—	—	(12,681)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,504)	—	—	—	—	(1,203)	(2,707)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	1	(1)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	5,358	—	5	—	—	(5,363)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(2,745)	—	—	—	—	—	(2,745)
Balance at September 30, 2022	$62	$47	$596,355	$164,044	$671	$28,922	$173,443	$677,565	$1,641,109

Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
Net income (loss)	—	—	—	(40,261)	—	16,261	(23,961)	(40,575)	(88,536)
Other comprehensive income	—	—	—	—	17	30	—	14	61
Contributed capital	—	—	—	—	—	—	8,785	17	8,802
Equity-based compensation	—	—	4,126	—	—	8	—	3,363	7,497
Distributions	—	—	—	—	—	(19,440)	(5,861)	(54,346)	(79,647)
Dividends declared	—	—	—	(25,310)	—	—	—	—	(25,310)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,504)	—	—	—	—	(1,203)	(2,707)
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	1	(1)	—	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	9,871	—	(4)	—	—	(9,867)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(3,381)	—	—	—	—	—	(3,381)
Balance at September 30, 2022	$62	$47	$596,355	$164,044	$671	$28,922	$173,443	$677,565	$1,641,109
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$108,697	$(88,536)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,979	23,245
Unrealized carried interest allocations and investment (income) loss	(108,921)	299,593
Unrealized legacy Greenspring carried interest allocations and investment loss	73,430	349,763
Unrealized performance fee-related compensation	52,923	(140,679)
Unrealized legacy Greenspring performance fee-related compensation	(62,453)	(322,428)
Amortization of deferred financing costs	236	236
Equity-based compensation	14,388	7,497
Change in deferred income taxes	12,222	(13,113)
Fair value adjustment for acquisition-related contingent consideration	(4,288)	7,960
Gain on remeasurement of lease liabilities	—	(2,709)
Other non-cash activities	(1)	17
Adjustments to reconcile net income (loss) to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(11,134)	—
Purchases of investments of Consolidated Funds	(26,752)	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(787)	(203)
Due from affiliates	2,595	5,853
Other assets and receivables	3,565	(9,285)
Accounts payable, accrued expenses and other liabilities	5,734	(2,016)
Accrued compensation and benefits	38,733	31,781
Due to affiliates	885	(570)
Lease right-of-use assets, net and lease liabilities	(820)	(692)
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(852)	—
Other liabilities and payables	7,338	—
Net cash provided by operating activities	128,717	145,714
Cash flows from investing activities
Contributions to investments	(11,712)	(12,392)
Distributions received from investments	1,486	3,474
Contributions to investments in legacy Greenspring entities	(4,585)	(8,785)
Distributions received from investments in legacy Greenspring entities	2,011	2,486
Purchases of property and equipment	(14,605)	(2,095)
Net cash used in investing activities	(27,405)	(17,312)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$28	$17
Proceeds from sale of non-controlling interests	3,045	—
Proceeds from revolving credit facility	25,000	—
Distributions to non-controlling interests	(58,860)	(73,786)
Proceeds from capital contributions to legacy Greenspring entities	4,585	8,785
Distributions to non-controlling interests in legacy Greenspring entities	(6,156)	(5,861)
Dividends paid to common stockholders	(41,533)	(24,507)
Payments for employee taxes related to net settlement of RSUs	(613)	(2,707)
Payments to related parties under Tax Receivable Agreements	(7,670)	(4,790)
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	28,740	—
Net cash used in financing activities	(53,434)	(102,849)
Effect of foreign currency exchange rate changes	(593)	1,481
Net increase in cash, cash equivalents and restricted cash	47,285	27,034
Cash, cash equivalents and restricted cash at beginning of period	129,517	117,449
Cash, cash equivalents and restricted cash at end of period	$176,802	$144,483

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,151	$803
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(1,293)	(3,381)
Establishment of lease liabilities in exchange for lease right-of-use assets	2,878	25,269
Remeasurement of lease liabilities	—	(18,166)
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$117,484	$143,562
Restricted cash	679	921
Cash and cash equivalents of Consolidated Funds	58,639	—
Total cash, cash equivalents and restricted cash	$176,802	$144,483
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of September 30, 2023, SSG held approximately 57.0% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.

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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended September 30, 2023, the Company used the June 30, 2023 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2023, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2023.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.
To the extent that management becomes aware of any material events that affect the StepStone Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the condensed consolidated financial statements.
Current Events
In 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected. After strong gains in the first half of 2023, most financial markets posted negative returns in the quarter ended September 30, 2023 over concerns of a sustained period of higher interest rates and slowing economic growth.
The Company is continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict, banking system volatility and the Israel-Hamas conflict, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility, and contingent consideration obligation balance to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration obligation balance and see note 8 for additional details regarding the fair value of the Company’s revolving credit facility balance.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of September 30, 2023.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and six months ended September 30, 2023 and 2022.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognizes revenues from asset management services and advisory services when control of the promised services is transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those services. SMAs are generally contractual arrangements involving an investment management agreement between the Company and a single client, and are typically structured as a partnership or limited liability company for which a subsidiary of SSG serves as the general partner or managing member. Focused commingled funds are structured as limited partnerships or limited liability companies with multiple clients, for which a subsidiary of the Company serves as the general partner or managing member. The Company determined that the individual client or single limited partner or member is the customer with respect to SMAs and advisory clients. Based on certain facts and circumstances specific to each individual fund structure, the Company has determined that for accounting purposes, either the StepStone Fund or the individual investors in the fund may be considered to be the customer for arrangements with focused commingled funds.
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
The Company may incur certain costs in connection with satisfying its performance obligations for investment management services – primarily employee travel costs – for which it receives reimbursements from its customers. For reimbursable employee travel costs, the Company concluded it controls the services provided by its employees and, therefore, is acting as principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis – that is, as revenue in management and advisory fees, net and expense in general, administrative and other expenses in the condensed consolidated statements of income. For reimbursable costs incurred in connection with satisfying its performance obligations for administration services, the Company concluded it does not control the services provided by its employees and other parties and, therefore, is acting as agent. Accordingly, the Company records the reimbursement for these costs incurred on a net basis.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	September 30, 2023	March 31, 2023
Foreign currency translation adjustments	$149	$280
Unrealized gain on defined benefit plan, net	189	181
Accumulated other comprehensive income	$338	$461
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2023	2022	2023	2022
Focused commingled funds	$70,322	$51,553	$137,328	$104,295
SMAs	56,430	52,179	112,174	102,639
Advisory and other services	13,741	13,788	27,842	26,772
Fund reimbursement revenues	1,630	1,601	2,894	2,147
Total management and advisory fees, net	$142,123	$119,121	$280,238	$235,853

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2023	2022	2023	2022
SMAs	$4,601	$5,365	$4,607	$5,365
Focused commingled funds	345	—	345	—
Total incentive fees	$4,946	$5,365	$4,952	$5,365

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocations	2023	2022	2023	2022
SMAs	$44,644	$(120,451)	$84,780	$(158,576)
Focused commingled funds	12,312	(33,858)	36,013	(36,076)
Total carried interest allocations	$56,956	$(154,309)	$120,793	$(194,652)

	Three Months Ended September 30,		Six Months Ended September 30,
Legacy Greenspring Carried Interest Allocations	2023	2022	2023	2022
SMAs	$98	$—	$98	$—
Focused commingled funds	(12,701)	(128,672)	(36,648)	(282,279)
Total legacy Greenspring carried interest allocations(1)	$(12,603)	$(128,672)	$(36,550)	$(282,279)
_______________________________
(1)The three months ended September 30, 2023 and 2022 reflect the net effect of gross realized carried interest allocations of $25.0 million and $10.6 million, respectively, and the six months ended September 30, 2023 and 2022 reflect the net effect of gross realized carried interest allocations of $25.9 million and $40.1 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
The increase in carried interest allocations for the three and six months ended September 30, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. The increase in legacy Greenspring carried interest allocations for the three and six months ended September 30, 2023 was primarily attributable to lower net unrealized depreciation in the fair value of certain underlying fund investments as compared to the three and six months ended September 30, 2022. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2023	2022	2023	2022
United States	$47,020	$(91,647)	$92,113	$(198,597)
Non-U.S. countries	144,402	(66,848)	277,320	(37,116)
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and six months ended September 30, 2023 and 2022, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of September 30, 2023 and March 31, 2023, the Company had $25.2 million and $21.6 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2023, the Company had recognized $3.6 million as revenue from amounts included in the deferred revenue balance as of March 31, 2023.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., Swiss Capital, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $983.8 million and $964.2 million as of September 30, 2023 and March 31, 2023, respectively. The liabilities of the consolidated VIEs totaled $653.3 million and $682.7 million as of September 30, 2023 and March 31, 2023, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2023 and March 31, 2023, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	September 30, 2023	March 31, 2023
Investments in funds	$129,768	$115,187
Legacy Greenspring investments in funds	144,255	152,658
Due from affiliates, net	23,232	29,017
Less: Amounts attributable to non-controlling interests in subsidiaries	21,628	19,432
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	144,255	152,658
Maximum exposure to loss	$131,372	$124,772
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
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	September 30, 2023	March 31, 2023
Investments in funds(1)	$129,768	$115,187
Accrued carried interest allocations	1,331,778	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	700,473	770,652
Total equity method investments	$2,162,019	$2,113,012
_______________________________
(1)The Company’s investments in funds were $187.8 million and $147.5 million as of September 30, 2023 and March 31, 2023, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $144.3 million and $152.7 million and carried interest allocations of $556.2 million and $618.0 million as of September 30, 2023 and March 31, 2023, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Carried interest allocations	$56,956	$(154,309)	$120,793	$(194,652)
Investment income (loss)	3,080	(3,691)	6,166	(4,792)
Legacy Greenspring carried interest allocations	(12,603)	(128,672)	(36,550)	(282,279)
Legacy Greenspring investment loss	(3,966)	(15,357)	(6,832)	(23,961)
Total equity method income (loss)	$43,467	$(302,029)	$83,577	$(505,684)
The increase in carried interest allocations for the three and six months ended September 30, 2023 as compared to the three and six months ended September 30, 2022 was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of September 30, 2023 and March 31, 2023, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 25% and 24%, respectively, of the total accrued carried interest allocations balance as of those dates. As of September 30, 2023 and March 31, 2023, the Company’s investments in three and two commingled funds, respectively, each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 34% and 24%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of September 30, 2023 and March 31, 2023, $697.4 million and $644.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of September 30, 2023 and March 31, 2023, $556.2 million and $618.0 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $144.3 million and $152.7 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2023 and March 31, 2023 and for the three and six months ended September 30, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	September 30, 2023	March 31, 2023	September 30, 2023	March 31, 2023
Investments of Consolidated Funds:
Equity securities (cost of $4.2 million and $— million as of September 30, 2023 and March 31, 2023, respectively)	$4,195	$—	6%	—%
Partnership and LLC interests (cost of $43.8 million and $21.3 million as of September 30, 2023 and March 31, 2023, respectively)	64,286	30,595	94%	100%
Total investments of Consolidated Funds	$68,481	$30,595	100%	100%
As of September 30, 2023 and March 31, 2023, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes net gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended September 30, 2023		Six Months Ended September 30, 2023
	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments	Net Realized Gains (Losses) on Investments	Net Unrealized Gains (Losses) on Investments
Investments of Consolidated Funds	$—	$8,772	$—	$11,134
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of September 30, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$32,352	$32,352
Total liabilities	$—	$—	$32,352	$32,352

	As of March 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$36,745	$36,745
Total liabilities	$—	$—	$36,745	$36,745

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2023 and 2022.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Contingent consideration obligations
Balance, beginning of period:	$35,332	$31,121	$36,745	$28,025
Additions	41	—	41	—
Change in fair value	(3,021)	4,704	(4,288)	7,960
Settlements	—	(169)	(146)	(329)
Balance, end of period:	$32,352	$35,656	$32,352	$35,656

Changes in unrealized (gains) losses included in earnings related to financial instruments still held at the reporting date	$(3,021)	$4,704	$(4,288)	$7,960
Contingent Consideration
The fair value of the contingent consideration obligation liabilities is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration obligation liabilities primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations which was 9% as of September 30, 2023. The contingent consideration obligation liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income.
Financial Instruments of Consolidated Funds

	As of September 30, 2023
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$3,685	$3,685
Partnership and LLC interests	—	—	8,644	8,644
Total assets	$—	$—	$12,329	$12,329

	As of March 31, 2023
	Level I	Level II	Level III	Total
Assets
Partnership and LLC interests	$—	$—	$6,901	$6,901
Total assets	$—	$—	$6,901	$6,901

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2023. There were no financial instruments held by Consolidated Funds as of September 30, 2022.
Investment Funds
The Company generally values its investment funds, which are organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of September 30, 2023 and March 31, 2023, investments with a combined fair value of $56.2 million and $23.7 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of September 30, 2023 and March 31, 2023, investments with a combined fair value of $12.3 million and $6.9 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended September 30,	Six Months Ended September 30,
	2023	2023
Partnership and LLC interests
Balance, beginning of period:	$2,902	$6,901
Transfers into Level III	1,076	1,076
Transfers out of Level III	(1,067)	(6,134)
Purchases	9,418	10,486
Balance, end of period:	$12,329	$12,329

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
Intangible assets, net consists of the following:

	As of
	September 30, 2023	March 31, 2023
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	9,537	9,537
Less: Accumulated amortization	(124,867)	(103,544)
Intangible assets, net	$333,322	$354,645
Amortization expense related to intangible assets was $10.7 million and $10.9 million for the three months ended September 30, 2023 and 2022, respectively, and $21.3 million and $21.7 million for the six months ended September 30, 2023 and 2022, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At September 30, 2023, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2024	$21,323
FY2025	41,955
FY2026	41,764
FY2027	41,730
FY2028	41,713
Thereafter	144,837
Total	$333,322
The carrying value of goodwill was $580.5 million as of September 30, 2023 and March 31, 2023. The Company determined there was no indication of goodwill impairment as of September 30, 2023 and March 31, 2023.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
8. Debt Obligations
The Company is party to a credit agreement, as amended in April 2023, with various lenders (the “Credit Agreement”) that was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of September 30, 2023, the Company had $123.6 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	September 30, 2023	March 31, 2023
Revolver	$125,000	$100,000
Less: Debt issuance costs	(1,414)	(1,649)
Total debt obligations	$123,586	$98,351
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2023 was 7.48%.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of September 30, 2023, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2023, the Company had outstanding letters of credit totaling $7.9 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2023	1,775,732	$22.46
Granted	17,371	$31.66
Vested	(595,993)	$(18.39)
Forfeited	(37,364)	$(23.05)
Balance as of September 30, 2023	1,159,746	$24.67
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
As of September 30, 2023, there were 2,566,566 Class B2 units outstanding. During the six months ended September 30, 2023, none of the outstanding Class B2 units were forfeited. As of September 30, 2023, 449,149 Class B2 units were unvested and 2,117,417 Class B2 units were vested.
As of September 30, 2023, $32.5 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.7 years.
Liability Classified Awards
For the three and six months ended September 30, 2023, the Company recognized $1.2 million and $5.1 million, respectively, of expense related to the fair value of liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three and six months ended September 30, 2023 and 2022, no amounts were paid related to the settlement of liability classified awards.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
10.    Income Taxes
In connection with the exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended September 30, 2023, the Company recorded an increase to deferred tax assets as of September 30, 2023 of $3.3 million and a decrease in the valuation allowance of $1.5 million. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $6.5 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. The Company made no payments during the three months ended September 30, 2023 and 2022, respectively, and $7.7 million and $4.8 million during the six months ended September 30, 2023 and 2022, respectively, under the Tax Receivable Agreements. As of September 30, 2023, the Company’s total Tax Receivable Agreements liability was $198.2 million. See note 12 for more information.
The Company’s effective tax rate was 11.5% and 10.0% for the three months ended September 30, 2023 and 2022, respectively, and 13.1% and 6.5% for the six months ended September 30, 2023 and 2022, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was due to an increase in foreign tax expense for the three and six months ended September 30, 2023. Additionally, for the six months ended September 30, 2022, there were certain tax expense adjustments that were recorded to the Company’s outside basis difference in the Partnership that did not reoccur in the six months ended September 30, 2023.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of September 30, 2023, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and six months ended September 30, 2023 and 2022. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$26,225	$(29,221)	$47,494	$(40,261)
Incremental income from assumed vesting of RSUs	326	—	444	—
Incremental income from assumed vesting and exchange of Class B2 units	1,017	—	1,829	—
Net income (loss) attributable to StepStone Group Inc. – Diluted	$27,568	$(29,221)	$49,767	$(40,261)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	62,858,468	61,407,834	62,846,708	61,276,707
Assumed vesting of RSUs	801,014	—	601,620	—
Assumed vesting and exchange of Class B2 units	2,538,647	—	2,521,725	—
Weighted-average shares of Class A common stock outstanding – Diluted	66,198,129	61,407,834	65,970,053	61,276,707

Net income (loss) per share of Class A common stock:
Basic	$0.42	$(0.48)	$0.76	$(0.66)
Diluted	$0.42	$(0.48)	$0.75	$(0.66)
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
The calculation of diluted earnings per share excludes 46,314,543 Class B units and 1,962,131 Class C units of the Partnership outstanding as of September 30, 2023, and 46,716,897 Class B units and 2,928,824 Class C units of the Partnership outstanding as of September 30, 2022, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As the Company was in a net loss position for the three and six months ended September 30, 2022, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,472,164 outstanding RSUs, 2,566,566 Class B2 units and 23,418 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $96.3 million and $78.1 million for the three months ended September 30, 2023 and 2022, respectively, and $189.1 million and $157.5 million for the six months ended September 30, 2023 and 2022, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $57.0 million and $(154.3) million for the three months ended September 30, 2023 and 2022, respectively, and $120.8 million and $(194.7) million for the six months ended September 30, 2023 and 2022, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(12.6) million and $(128.7) million for the three months ended September 30, 2023 and 2022, respectively, and $(36.6) million and $(282.3) million for the six months ended September 30, 2023 and 2022, respectively.
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

	As of
	September 30, 2023	March 31, 2023
Amounts receivable from StepStone Funds	$28,782	$33,813
Amounts receivable from employees	8,547	7,016
Amounts receivable from loans	13,721	13,493
Total due from affiliates	$51,050	$54,322
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	September 30, 2023	March 31, 2023
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$198,179	$199,307
Amounts payable to StepStone Funds	5,550	4,796
Distributions payable to certain employee equity holders of consolidated subsidiaries	774	1,321
Total due to affiliates	$204,503	$205,424

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company made no payments during the three months ended September 30, 2023 and 2022, respectively, and $7.7 million and $4.8 million for the six months ended September 30, 2023 and 2022, respectively, under the Tax Receivable Agreements.
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
The Class C limited partnership interests of the Partnership have substantially the same rights and obligations as are applicable to the existing holders of Class B units of the Partnership. The Company has no ownership interest in the Class C units, which are held by certain employees of the Company. The Company has entered into an agreement with the Class C limited partners of the Partnership (the “Class C Exchange Agreement”) to allow for the exchange of Class C units to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions.
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	62,834,791	46,420,141
Class A common stock issued in exchange for Class B partnership units	105,598	(105,598)
Class A common stock issued in exchange for Class C partnership units	551,954	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	576,609	—
September 30, 2023	64,068,952	46,314,543
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of September 30, 2023, no shares of preferred stock were issued or outstanding.
In September 2023, the Company issued 105,598 shares of Class A common stock to certain limited partners of the Partnership in exchange for 105,598 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 551,954 shares of Class A common stock to certain limited partners of the Partnership in exchange for 551,954 Class C units in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to the Company.

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
On August 3, 2023, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock, which was paid on September 15, 2023 to holders of record at the close of business on August 31, 2023.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended September 30,	Six Months Ended September 30,
	2023	2023
Beginning balance	$41,618	$24,530
Contributions	13,205	28,740
Net income	4,449	6,002
Ending balance	$59,272	$59,272
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2023.
Lease Commitments
The Company leases offices in 27 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of September 30, 2023, there were no finance leases outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost(1)(2)	$3,990	$368	$7,827	$3,412
Variable lease cost	164	273	318	497
Sublease income	(462)	(443)	(836)	(789)
Total lease cost	$3,692	$198	$7,309	$3,120
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)The three and six months ended September 30, 2022 include a gain of $2.7 million related to lease remeasurement adjustments due to a reduction in lease terms.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$6,456	$4,557
Weighted-average remaining lease term for operating leases (in years)	11.8	7.9
Weighted-average discount rate for operating leases	4.6%	3.4%
As of September 30, 2023, maturities of operating lease liabilities were as follows:

Remainder of FY2024	$5,972
FY2025	14,838
FY2026	15,960
FY2027	14,641
FY2028	12,603
Thereafter	97,863
Total lease liabilities	161,877
Less: Imputed interest	(42,760)
Total operating lease liabilities	$119,117
Unfunded Capital Commitments
As of September 30, 2023 and March 31, 2023, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $98.2 million and $88.7 million, respectively. The $98.2 million and $88.7 million of unfunded commitments as of September 30, 2023 and March 31, 2023, respectively, exclude $48.8 million and $50.6 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $271.9 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2023 and March 31, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
15.    Subsequent Events
On November 6, 2023, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock, payable on December 15, 2023 to holders of record as of the close of business on November 30, 2023.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory, data and administrative services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2023, we were responsible for approximately $659 billion of total capital, including $146 billion of AUM and $513 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 27 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2023, we had 1,001 total employees, including 341 investment professionals and 660 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $85 billion of our AUM as of September 30, 2023.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $46 billion of our AUM as of September 30, 2023.

•Advisory, data and administrative services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools, and (vi) administrative services to unaffiliated investment advisors. Advisory relationships comprised $513 billion of our AUA and $14 billion of our AUM as of September 30, 2023.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. SPI Reporting tracked detailed information on over $985 billion of client commitments as of September 30, 2023, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Current Events
In 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected. After strong gains in the first half of 2023, most financial markets posted negative returns in the quarter ended September 30, 2023 over concerns of a sustained period of higher interest rates and slowing economic growth.
We are continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict, banking system volatility and the Israel-Hamas conflict, and to assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2023.

Corporate Transactions
Private Wealth Transaction
In November 2022, we entered into new arrangements with the StepStone Group Private Wealth LLC (“SPW”) management team, which are intended to update the legacy SPW compensation structure to better incentivize the SPW team to grow the platform, while ensuring the platform will remain part of StepStone going forward (the “Private Wealth Transaction”). SPW is the platform established by us to expand access to the private markets for accredited investors. At the establishment of the platform, the SPW management team were provided an ability to acquire the platform from us in exchange for an amount which would have provided us a return of our initial investment plus an equity return.
As part of the new arrangements, certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that, (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements.
Equity Transactions
In September 2023, we issued 105,598 shares of Class A common stock to certain limited partners of the Partnership in exchange for 105,598 Class B units in accordance with elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 551,954 shares of Class A common stock to certain limited partners of the Partnership in exchange for 551,954 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of Class A units of the Partnership were issued to us.
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
The diagram below illustrates our organizational structure as of September 30, 2023.
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

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of September 30, 2023 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 30.8% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.40% of average FEAUM for the twelve months ended September 30, 2022 and 2023, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.85% and 0.88% of average FEAUM for the twelve months ended September 30, 2022 and 2023, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.55% and 0.57% of average FEAUM for the twelve months ended September 30, 2022 and 2023, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.

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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of September 30, 2023, we had over $67 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across approximately 195 programs.
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

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued.
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

Interest income consists of income earned on cash and cash equivalents, and restricted cash. The three and six months ended September 30, 2023 include amounts associated with the Consolidated Funds.

Interest expense primarily consists of the interest expense on the Revolver, as well as the related amortization of deferred financing costs.
Other income (loss) includes foreign currency transaction gains and losses and non-operating activities. The three and six months ended September 30, 2023 include amounts associated with the Consolidated Funds

Income Tax Expense
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
Non-controlling interests in legacy Greenspring entities represent the economic interests in the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income (loss) related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of September 30, 2023 reflects final data for the prior period (June 30, 2023), adjusted for net new client account activity through September 30, 2023. NAV data for underlying investments is as of June 30, 2023, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2023. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.
Assets Under Advisement
AUA consists of client assets for which we do not have full discretion to make investment decisions but play a role in advising the client or monitoring their investments. We generally earn revenue for advisory-related services on a contractual fixed fee basis. Advisory-related services include asset allocation, strategic planning, development of investment policies and guidelines, screening and recommending investments, legal negotiations, monitoring and reporting on investments, and investment manager review and due diligence. Advisory fees vary by client based on the scope of services, investment activity and other factors. Most of our advisory fees are fixed, and therefore, increases or decreases in AUA do not necessarily lead to proportionate changes in revenue. We believe AUA is a useful metric for assessing the relative size of our advisory business.
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of September 30, 2023 reflects final data for the prior period (June 30, 2023), adjusted for net new client account activity through September 30, 2023. NAV data for underlying investments is as of June 30, 2023, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2023. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.

Fee-Earning AUM
FEAUM reflects the assets from which we earn management fee revenue (i.e., fee basis) and includes assets in our SMAs, focused commingled funds and assets held directly by our clients for which we have fiduciary oversight and are paid fees as the manager of the assets. Our SMAs and focused commingled funds typically pay management fees based on capital commitments, net invested capital and, in certain cases, NAV, depending on the fee terms. Management fees are only marginally affected by market appreciation or depreciation because substantially all of the StepStone Funds pay management fees based on capital commitments or net invested capital. As a result, management fees and FEAUM are not materially affected by changes in market value. We believe FEAUM is a useful metric in order to assess assets forming the basis of our management fee revenue.
Our calculation of FEAUM may differ from the calculations of other asset managers and, as a result, may not be comparable to similar measures presented by other asset managers.
Undeployed Fee-Earning Capital
Undeployed fee-earning capital represents the amount of capital commitments to StepStone Funds that has not yet been invested or considered active but will generate management fee revenue once this capital is invested or activated. We believe undeployed fee-earning capital is a useful metric for measuring the amount of capital that we can put to work in the future and thus earn management fee revenue thereon.
Consolidation of StepStone Funds

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
Consolidated Results of Operations
We consolidate funds and entities where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners' or investor rights, and the creation and termination of funds and entities. There were no Consolidated Funds consolidated for the three and six months ended September 30, 2022. The following is a discussion of our unaudited consolidated results of operations for the periods presented. The information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Revenues
Management and advisory fees, net	$142,123	$119,121	$280,238	$235,853
Performance fees:
Incentive fees	4,946	5,365	4,952	5,365
Carried interest allocations:
Realized	1,585	22,469	16,058	96,076
Unrealized	55,371	(176,778)	104,735	(290,728)
Total carried interest allocations	56,956	(154,309)	120,793	(194,652)
Legacy Greenspring carried interest allocations(1)	(12,603)	(128,672)	(36,550)	(282,279)
Total performance fees	49,299	(277,616)	89,195	(471,566)
Total revenues	191,422	(158,495)	369,433	(235,713)
Expenses
Compensation and benefits:
Cash-based compensation	74,851	59,501	144,932	119,562
Equity-based compensation	5,916	3,783	14,388	7,497
Performance fee-related compensation:
Realized	1,720	13,630	10,822	55,365
Unrealized	28,712	(86,126)	52,923	(140,679)
Total performance fee-related compensation	30,432	(72,496)	63,745	(85,314)
Legacy Greenspring performance fee-related compensation(1)	(12,603)	(128,672)	(36,550)	(282,279)
Total compensation and benefits	98,596	(137,884)	186,515	(240,534)
General, administrative and other	31,729	33,733	65,006	67,965
Total expenses	130,325	(104,151)	251,521	(172,569)
Other income (expense)
Investment income (loss)	3,080	(3,691)	6,166	(4,792)
Legacy Greenspring investment loss(1)	(3,966)	(15,357)	(6,832)	(23,961)
Investment income of Consolidated Funds	8,772	—	11,134	—
Interest income	977	356	1,408	367
Interest expense	(2,108)	(817)	(4,120)	(1,404)
Other loss	(872)	(634)	(645)	(1,738)
Total other income (expense)	5,883	(20,143)	7,111	(31,528)
Income (loss) before income tax	66,980	(74,487)	125,023	(94,672)
Income tax expense (benefit)	7,729	(7,422)	16,326	(6,136)
Net income (loss)	59,251	(67,065)	108,697	(88,536)
Less: Net income attributable to non-controlling interests in subsidiaries	9,615	8,690	19,245	16,261
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(3,966)	(15,357)	(6,832)	(23,961)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	22,928	(31,177)	42,788	(40,575)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	4,449	—	6,002	—
Net income (loss) attributable to StepStone Group Inc.	$26,225	$(29,221)	$47,494	$(40,261)
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Total revenues increased $349.9 million to $191.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The overall increase was driven by positive carried interest allocations in the current period as compared to a reversal of carried interest allocations in the prior year period, a lower reversal of legacy Greenspring carried interest allocations in the current period as compared to the prior year period, and an increase in net management and advisory fees, partially offset by a decrease in incentive fees in each case, as described below.
Net management and advisory fees increased $23.0 million, or 19%, to $142.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was driven by new client activity and 10% growth in average FEAUM across the platform. The three months ended September 30, 2023 included retroactive fees of $3.7 million from the closings of StepStone’s private equity secondaries and multi-strategy global venture capital funds.
Incentive fees decreased $0.4 million, or 8%, to $4.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 due to lower realization activity.
Realized carried interest allocation revenues decreased $20.9 million, or 93%, to $1.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $1.6 million, unrealized carried interest allocation revenues increased $211.3 million to $57.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in unrealized carried interest allocations for the three months ended September 30, 2023 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $116.1 million, or 90%, to $(12.6) million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended September 30, 2023 reflect gross realized carried interest allocations of $25.0 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(37.6) million. The three months ended September 30, 2022 reflect gross realized carried interest allocations of $10.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(139.2) million.
Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
Total revenues increased $605.1 million to $369.4 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The overall increase was driven by positive carried interest allocations in the current period as compared to a reversal of carried interest allocations in the prior year period, a lower reversal of legacy Greenspring carried interest allocations in the current period as compared to the prior year period, and an increase in net management and advisory fees, partially offset by a decrease in incentive fees in each case, as described below.

Net management and advisory fees increased $44.4 million, or 19%, to $280.2 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase was driven by new client activity and 12% growth in average FEAUM across the platform. The six months ended September 30, 2023 included retroactive fees of $5.3 million from the closings of StepStone’s private equity secondaries, multi-strategy global venture capital and infrastructure co-investment funds, and the six months ended September 30, 2022 included retroactive fees of $2.4 million from the final closing of StepStone Capital Partners V.
Incentive fees decreased $0.4 million, or 8%, to $5.0 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022 due to lower realization activity.
Realized carried interest allocation revenues decreased $80.0 million, or 83%, to $16.1 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $16.1 million, unrealized carried interest allocation revenues increased $315.4 million to $120.8 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase in unrealized carried interest allocations for the six months ended September 30, 2023 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $245.7 million, or 87%, to $(36.6) million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The six months ended September 30, 2023 reflect gross realized carried interest allocations of $25.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(62.5) million. The six months ended September 30, 2022 reflect gross realized carried interest allocations of $40.1 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(322.4) million.
Expenses
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Total expenses increased $234.5 million to $130.3 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase resulted from a lower reversal of legacy Greenspring performance fee-related compensation and increases in performance fee-related compensation, cash-based compensation and equity-based compensation, partially offset by a decrease in general, administrative and other expenses in each case, as described below.
Cash-based compensation increased $15.4 million, or 26%, to $74.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, due to increased staffing and compensation levels and timing of certain bonus accruals. Our average full-time headcount increased 14% in the current year period as compared to the prior year period.
Equity-based compensation increased $2.1 million, or 56%, to $5.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily attributable to the inclusion of expenses related to liability classified awards in the current year period of $1.2 million and no comparable expense in the prior year period, as well as additional grants of RSUs made in February 2023 and no comparable expense in the prior year period.

Performance fee-related compensation expense increased $102.9 million to $30.4 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $11.9 million, or 87%, to $1.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily reflecting lower realization activity.
Legacy Greenspring performance fee-related compensation expense increased $116.1 million, or 90%, to $(12.6) million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The three months ended September 30, 2023 reflect gross realized performance fee-related compensation expense of $25.0 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(37.6) million. The three months ended September 30, 2022 reflect gross realized performance fee-related compensation expense of $10.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(139.2) million.
General, administrative and other expenses decreased $2.0 million, or 6%, to $31.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The overall decrease primarily reflected a decrease of $7.6 million due to a gain on change in fair value for contingent consideration obligation in the current year period as compared to a loss in the prior year period, partially offset by increases of $2.7 million due to a prior year gain within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms, $1.1 million in occupancy costs, $0.6 million in information and technology expenses, $0.4 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms, $0.3 million in professional fees and other general operating expenses.
Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
Total expenses increased $424.1 million to $251.5 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase resulted from a lower reversal of legacy Greenspring performance fee-related compensation and increases in performance fee-related compensation, cash-based compensation and equity-based compensation, partially offset by a decrease in general, administrative and other expenses in each case, as described below.
Cash-based compensation increased $25.4 million, or 21%, to $144.9 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, due to increased staffing and compensation levels. Our average full-time headcount increased 17% in the current year period as compared to the prior year period.
Equity-based compensation increased $6.9 million, or 92%, to $14.4 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase was primarily attributable to the inclusion of expenses related to liability classified awards in the current year period of $5.1 million and no comparable expense in the prior year period, as well as additional grants of RSUs made in February 2023 and no comparable expense in the prior year period.
Performance fee-related compensation expense increased $149.1 million to $63.7 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $44.5 million, or 80%, to $10.8 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily reflecting lower realization activity.

Legacy Greenspring performance fee-related compensation expense increased $245.7 million, or 87%, to $(36.6) million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The six months ended September 30, 2023 reflect gross realized performance fee-related compensation expense of $25.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(62.5) million. The six months ended September 30, 2022 reflect gross realized performance fee-related compensation expense of $40.1 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(322.4) million.
General, administrative and other expenses decreased $3.0 million, or 4%, to $65.0 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The overall decrease primarily reflected decreases of $12.1 million due to a gain on change in fair value for contingent consideration obligation as compared to a loss in the prior year period and $1.2 million in recruiting costs, partially offset by increases of $2.7 million due to a prior year gain within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms, $1.8 million in occupancy costs, $1.3 million in information and technology expenses, $1.3 million in professional fees, $1.1 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms, $1.0 million of travel and associated costs for investment evaluation and client service and other general operating expenses.
Other Income (Expense)
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Investment income (loss) increased $6.8 million to income of $3.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $11.4 million, or 74%, to $4.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The three months ended September 30, 2023 reflect gross realized investment income of $3.9 million and unrealized investment loss, net of the reversal of realized investment income, of $7.9 million. The three months ended September 30, 2022 reflect gross realized investment income of $1.8 million and unrealized investment loss, net of the reversal of realized investment income, of $17.1 million.
Investment income of Consolidated Funds of $8.8 million for the three months ended September 30, 2023 reflects overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $0.6 million, or 174%, to $1.0 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to Consolidated Funds was $0.2 million in the current year period as compared to zero in the prior year period.
Interest expense increased $1.3 million, or 158%, to $2.1 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other loss increased $0.2 million, or 38%, to $0.9 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily reflecting higher net foreign currency transaction losses in the current year period as compared with the prior year period.

Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
Investment income (loss) increased $11.0 million to income of $6.2 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $17.1 million, or 71%, to $6.8 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The six months ended September 30, 2023 reflect gross realized investment income of $4.1 million and unrealized investment loss, net of the reversal of realized investment income, of $11.0 million. The six months ended September 30, 2022 reflect gross realized investment income of $3.4 million and unrealized investment loss, net of the reversal of realized investment income, of $27.3 million.
Investment income of Consolidated Funds of $11.1 million for the six months ended September 30, 2023 reflects overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $1.0 million, or 284%, to $1.4 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to Consolidated Funds was $0.5 million in the current year period as compared to zero in the prior year period.
Interest expense increased $2.7 million, or 193%, to $4.1 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other loss decreased $1.1 million, or 63%, to $0.6 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily reflecting lower net foreign currency transaction losses in the current year period as compared with the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 11.5% and 10.0% for the three months ended September 30, 2023 and 2022, respectively, and 13.1% and 6.5% for the six months ended September 30, 2023 and 2022, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was due to an increase in foreign tax expense for the three and six months ended September 30, 2023. Additionally, for the six months ended September 30, 2022, there were certain tax expense adjustments that were recorded to our outside basis difference in the Partnership that did not reoccur in the six months ended September 30, 2023.
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Income tax expense increased $15.2 million to $7.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase in income tax expense was primarily driven by pre-tax income for the three months ended September 30, 2023 as compared to pre-tax net loss for the three months ended September 30, 2022.

Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
Income tax expense increased $22.5 million to $16.3 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase in income tax expense was primarily driven by pre-tax income for the six months ended September 30, 2023 as compared to pre-tax net loss for the six months ended September 30, 2022.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $0.9 million, or 11%, to $9.6 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $3.0 million, or 18%, to $19.2 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $4.0 million and $15.4 million for the three months ended September 30, 2023 and 2022, respectively, and $6.8 million and $24.0 million for the six months ended September 30, 2023 and 2022, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $22.9 million and $(31.2) million for the three months ended September 30, 2023 and 2022, respectively, and $42.8 million and $(40.6) million for the six months ended September 30, 2023 and 2022, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $4.4 million and $6.0 million for the three and six months ended September 30, 2023, respectively, which represents income of the Consolidated Funds attributable to third-party investors.
Key Operating Metrics
Assets Under Management
AUM was $135 billion as of September 30, 2022, $138 billion as of March 31, 2023 and $146 billion as of September 30, 2023.

Assets Under Advisement
Assets related to our advisory accounts were $467 billion as of September 30, 2022, $482 billion as of March 31, 2023 and $513 billion as of September 30, 2023.
Fee-Earning AUM
Three Months Ended September 30, 2023
FEAUM decreased approximately $0.1 billion to $87.3 billion as of September 30, 2023 as compared to June 30, 2023. During the period, FEAUM from SMAs decreased approximately $0.3 billion and FEAUM from commingled funds increased approximately $0.1 billion.
Six Months Ended September 30, 2023
FEAUM increased approximately $1.9 billion, or 2%, to $87.3 billion as of September 30, 2023 as compared to March 31, 2023. Of the increase, approximately $1.0 billion was from SMAs and approximately $0.8 billion was from focused commingled funds.

	Three Months Ended September 30, 2023			Six Months Ended September 30, 2023
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$56,645	$30,762	$87,407	$55,345	$30,086	$85,431
Contributions(1)	1,036	992	2,028	2,461	1,788	4,249
Distributions(2)	(1,459)	(988)	(2,447)	(1,888)	(1,240)	(3,128)
Market value, FX and other(3)	158	139	297	462	271	733
Ending balance	$56,380	$30,905	$87,285	$56,380	$30,905	$87,285
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

The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2023	March 31, 2023	September 30, 2022
FEAUM
Private equity	$46,464	$45,766	$42,781
Infrastructure	20,122	19,274	18,592
Private debt	15,122	14,361	13,377
Real estate	5,577	6,030	5,367
Total	$87,285	$85,431	$80,117

	As of
	September 30, 2023	March 31, 2023	September 30, 2022
Weighted-average fee rate(1)
Private equity(2)	0.70%	0.66%	0.67%
Real estate, infrastructure and private debt asset classes(3)	0.41%	0.41%	0.41%
Total	0.57%	0.54%	0.55%
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
Undeployed Fee-Earning Capital
As of September 30, 2023, we had $18.1 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.

Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present before the consolidation of StepStone Funds on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income as none of the economics are attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise adjusted management and advisory fees, net, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income (loss), (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (d) amortization of intangibles, (e) net income (loss) attributable to non-controlling interests in subsidiaries, (f) charges associated with acquisitions and corporate transactions, and (g) certain other items that we believe are not indicative of our core operating performance. ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise adjusted management and advisory fees, net, incentive fees (including the deferred portion) and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises adjusted management and advisory fees, net, less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction, (c) amortization of intangibles, (d) charges associated with acquisitions and corporate transactions, and (e) certain other items that we believe are not indicative of our core operating performance. FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units and Class C units in the Partnership were exchanged for Class A common stock in SSG, including the dilutive impact of outstanding equity-based awards. ANI per share is calculated as ANI divided by adjusted weighted-average shares outstanding. We believe adjusted weighted-average shares and ANI per share are useful to investors because they enable investors to better evaluate per-share operating performance across reporting periods.

Fee-Related Earnings
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
FRE increased $4.8 million, or 12%, to $43.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
FRE increased $12.6 million, or 17%, to $88.2 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Adjusted revenues decreased $0.8 million, or 1%, to $149.8 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily reflecting lower realized carried interest allocation revenues and incentive fees (including the deferred portion), partially offset by increases in adjusted management and advisory fees, net.
ANI decreased $7.1 million, or 19%, to $30.2 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022, primarily due to lower net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation), higher interest expense, lower realized investment income and a higher allocation of income to non-controlling interests. The overall decrease was partially offset by the increase in FRE as discussed above.
Six Months Ended September 30, 2023 Compared to Six Months Ended September 30, 2022
Adjusted revenues decreased $38.4 million, or 11%, to $302.6 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily reflecting lower realized carried interest allocation revenues and incentive fees (including the deferred portion), partially offset by increases in adjusted management and advisory fees, net.
ANI decreased $24.8 million, or 29%, to $59.6 million for the six months ended September 30, 2023 as compared to the six months ended September 30, 2022, primarily due to lower net realized performance fee-related earnings, a higher allocation of income to non-controlling interests, higher interest expense and lower realized investment income. The overall decrease was partially offset by the increase in FRE as discussed above.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)
ANI	$30,173	$37,261	$59,561	$84,395

Weighted-average shares of Class A common stock outstanding – Basic	62,858,468	61,407,834	62,846,708	61,276,707
Assumed vesting of RSUs	801,014	913,479	601,620	856,217
Assumed vesting and exchange of Class B2 units	2,538,647	2,466,194	2,521,725	2,457,561
Exchange of Class B units in the Partnership(1)	46,417,845	46,889,995	46,418,987	47,017,716
Exchange of Class C units in the Partnership(2)	2,502,086	2,928,824	2,508,053	2,928,824
Adjusted weighted-average shares	115,118,060	114,606,326	114,897,093	114,537,025

ANI per share	$0.26	$0.33	$0.52	$0.74
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Total revenues	$191,422	$(158,495)	$369,433	$(235,713)
Unrealized carried interest allocations	(55,371)	176,778	(104,735)	290,728
Deferred incentive fees	942	3,683	942	3,683
Legacy Greenspring carried interest allocations	12,603	128,672	36,550	282,279
Management and advisory fee revenues for the Consolidated Funds(1)	204	—	390	—
Adjusted revenues	$149,800	$150,638	$302,580	$340,977
______________________________
(1)Reflects the add back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.

The table below shows a reconciliation of GAAP measures to additional non-GAAP measures. We use the non-GAAP measures presented below as components when calculating FRE and ANI. We believe these additional non-GAAP measures are useful to investors in evaluating both the baseline earnings from recurring management and advisory fees, which provide additional insight into the operating profitability of our business, and the after-tax net realized income attributable to us, allowing investors to evaluate the performance of our business. These additional non-GAAP measures remove the impact of Consolidated Funds that we are required to consolidate under GAAP, and certain other items that we believe are not indicative of our core operating performance.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
GAAP management and advisory fees, net	$142,123	$119,121	$280,238	$235,853
Management and advisory fee revenues for the Consolidated Funds(1)	204	—	390	—
Adjusted management and advisory fees, net	$142,327	$119,121	$280,628	$235,853

GAAP interest income	$977	$356	$1,408	$367
Interest income earned by the Consolidated Funds(2)	(249)	—	(493)	—
Adjusted interest income	$728	$356	$915	$367

GAAP other loss	$(872)	$(634)	$(645)	$(1,738)
Adjustments(3)	403	—	27	—
Adjusted other loss	$(469)	$(634)	$(618)	$(1,738)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the removal of interest income earned by the Consolidated Funds.
(3)Reflects the removal of amounts for the removal of the impact of the consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Income (loss) before income tax	$66,980	$(74,487)	$125,023	$(94,672)
Net income attributable to non-controlling interests in subsidiaries(1)	(10,321)	(9,985)	(20,861)	(18,101)
Net loss attributable to non-controlling interests in legacy Greenspring entities	3,966	15,357	6,832	23,961
Unrealized carried interest allocations	(55,371)	176,778	(104,735)	290,728
Unrealized performance fee-related compensation	28,712	(86,126)	52,923	(140,679)
Unrealized investment (income) loss	(1,657)	5,795	(4,186)	8,865
Impact of Consolidated Funds	(8,223)	—	(10,870)	—
Deferred incentive fees	942	3,683	942	3,683
Equity-based compensation(2)	4,644	3,125	11,815	6,196
Amortization of intangibles	10,661	10,870	21,322	21,741
Non-core items(3)	(1,500)	2,945	(1,550)	6,895
Pre-tax ANI	38,833	47,955	76,655	108,617
Income taxes(4)	(8,660)	(10,694)	(17,094)	(24,222)
ANI	30,173	37,261	59,561	84,395
Income taxes(4)	8,660	10,694	17,094	24,222
Realized carried interest allocations	(1,585)	(22,469)	(16,058)	(96,076)
Realized performance fee-related compensation(5)	1,720	13,630	10,822	55,365
Realized investment income	(1,423)	(2,104)	(1,980)	(4,073)
Incentive fees	(4,946)	(5,365)	(4,952)	(5,365)
Deferred incentive fees	(942)	(3,683)	(942)	(3,683)
Adjusted interest income(6)	(728)	(356)	(915)	(367)
Interest expense	2,108	817	4,120	1,404
Adjusted other loss(6)	469	634	618	1,738
Net income attributable to non-controlling interests in subsidiaries(1)	10,321	9,985	20,861	18,101
FRE	$43,827	$39,044	$88,229	$75,661
_______________________________
(1)Reflects the portion of pre-tax ANI of our subsidiaries attributable to non-controlling interests.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in connection with the Private Wealth Transaction.

(3)Includes (income) expense related to transaction costs ($0.2 million for the three and six months ended September 30, 2023), lease remeasurement adjustments ($(2.7) million for the three and six months ended September 30, 2022), accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively, $1.3 million and $0.2 million for the six months ended September 30, 2023 and 2022, respectively), severance costs ($0.1 million and $0.2 million for the three and six months ended September 30, 2022, respectively), (gain) loss on change in fair value for contingent consideration obligation ($(2.9) million and $4.7 million for the three months ended September 30, 2023 and 2022, respectively, $(4.1) million and $8.0 million for the six months ended September 30, 2023 and 2022, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.6 million for the three months ended September 30, 2023 and 2022, respectively, $1.1 million and $1.3 million for the six months ended September 30, 2023 and 2022, respectively) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three and six months ended September 30, 2023 and 2022, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.4 million for the three months ended September 30, 2022, $2.2 million and $6.8 million for the six months ended September 30, 2023 and 2022, respectively).
(6)Excludes the impact of consolidating the Consolidated Funds.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments is generally presented from the inception date of each strategy and asset class through June 30, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2023;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2023 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	16.6%	1.6x	Core/Core+ fund investments	6.3%	1.4x	Primaries	10.1%	Direct lending	7.1%
Secondaries	17.2%	1.5x	Value-add/opportunistic fund investments	9.6%	1.3x	Secondaries	10.9%	Distressed debt	9.0%
Co-investments	19.2%	1.7x	Real estate debt fund investments	5.6%	1.1x	Co-investments(7)	8.9%	Other(9)	7.2%
			Value-add/opportunistic secondaries & co-investments	13.0%	1.3x
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of June 30, 2023, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2023. For investment returns where NAV data is not available by the business day occurring on or after 100 days following June 30, 2023, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,489 investments totaling $177.2 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 261 client-directed private equity investments, totaling $29.7 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Private Equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies.
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
(5)Real estate includes 475 investments totaling $75.9 billion of capital commitments and excludes (i) 86 client-directed real estate investments, totaling $13.2 billion of capital commitments, (ii) 11 secondary/co-investment core/core+ or credit investments, totaling $655.9 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Infrastructure includes 243 investments totaling $50.9 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 29 client-directed infrastructure investments, totaling $4.5 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments includes venture capital and growth equity direct investments for private equity, and asset management direct investments for infrastructure.
(8)Private debt includes 870 investments totaling $45.7 billion of capital commitments and excludes (i) 41 client-directed debt investments, totaling $2.9 billion of capital commitments, (ii) 54 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.2 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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

As of September 30, 2023, we had $118.2 million of cash, cash equivalents and restricted cash ($176.8 million including Consolidated Funds) and $1,461.5 million of investments in StepStone Funds, including $1,331.8 million of accrued carried interest allocations, against $123.6 million in debt obligations, net of debt issuance costs, and $697.4 million in accrued carried interest-related compensation payable.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2023	2022
Net cash provided by operating activities	$128,717	$145,714
Net cash used in investing activities	(27,405)	(17,312)
Net cash used in financing activities	(53,434)	(102,849)
Effect of exchange rate changes	(593)	1,481
Net increase in cash, cash equivalents and restricted cash	$47,285	$27,034
Operating Activities
Operating activities provided $128.7 million and $145.7 million of cash for the six months ended September 30, 2023 and 2022, respectively. For the six months ended September 30, 2023 and 2022, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $110.2 million and $120.8 million;
•net change in operating assets and liabilities of $49.9 million and $24.9 million;
•adjustments for unrealized investment income from Consolidated Funds of $(11.1) million and $0 million;
•net purchases of investments of Consolidated Funds of $26.8 million and $0 million; and
•net change in operating assets and liabilities of Consolidated Funds of $6.5 million and $0 million.

Investing Activities
Investing activities used $27.4 million and $17.3 million of cash for the six months ended September 30, 2023 and 2022, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $10.2 million and $8.9 million;
•net contributions to investments in legacy Greenspring entities of $2.6 million and $6.3 million; and
•purchases of fixed assets of $14.6 million and $2.1 million.
Financing Activities
Financing activities used $53.4 million and $102.8 million of cash for the six months ended September 30, 2023 and 2022, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $3.0 million and $0 million;
•borrowings on revolving credit facility of $25.0 million and $0 million;
•distributions to non-controlling interests of $58.9 million and $73.8 million;
•proceeds from capital contributions to legacy Greenspring entities of $4.6 million and $8.8 million;
•distributions to non-controlling interests in legacy Greenspring entities of $6.2 million and $5.9 million;
•dividends paid to common stockholders of $41.5 million and $24.5 million;
•payments for employee taxes related to the net settlement of RSUs of $0.6 million and $2.7 million;
•payments to related parties under the Tax Receivable Agreements of $7.7 million and $4.8 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $28.7 million and $0 million.
Revolving Credit Facility
We are party to the Credit Agreement that was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of September 30, 2023, we had $123.6 million outstanding on the Revolver, net of debt issuance costs.

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2023 was 7.48%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of September 30, 2023, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2023, we had outstanding letters of credit totaling $7.9 million.
Equity Transactions
In September 2023, we issued 105,598 shares of Class A common stock to certain limited partners of the Partnership in exchange for 105,598 Class B units pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 551,954 shares of Class A common stock to certain limited partners of the Partnership in exchange for 551,954 Class C units pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the partnership were issued to us.

Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On November 6, 2023, we announced a dividend of $0.21 per share of Class A common stock, payable on December 15, 2023 to holders of record at the close of business on November 30, 2023.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Total dividends paid in FY2024		$0.66
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of September 30, 2023, and March 31, 2023, NAV-based management fees represented approximately 8% and 7%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2023 and March 31, 2023, would result in an approximate decrease to annual management fees of $4.2 million and $3.4 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2023 and March 31, 2023, we had $19.0 million and $18.1 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2023, and March 31, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $271.9 million and $264.1 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2024 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of September 30, 2023 and March 31, 2023, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $13.0 million and $11.5 million, respectively.

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
Interest Rate Risk
As of September 30, 2023 and March 31, 2023, we had $125.0 million and $100.0 million, respectively, in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of September 30, 2023 and March 31, 2023, we estimate that interest expense would increase by $1.3 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $118.2 million and $103.5 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of September 30, 2023 and March 31, 2023, we estimate that interest income would increase by $1.2 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
10.1†	Consulting Services Agreement, effective as of August 1, 2023, by and among StepStone Group Inc., StepStone Group LP, MMAR HNL, LLC and Monte Brem	10-Q	10.2	8/07/2023	001-39510
10.2†	StepStone Group Inc. 2023 Employee Stock Purchase Plan	S-8	99.3	9/18/2023	333-274556
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2023.

STEPSTONE GROUP INC.

By:	/s/ Johnny D. Randel
Johnny D. Randel
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)