Form 10-Q
period 2023-12-31
StepStone Group Inc.
filed 2024-02-08
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 6, 2024, there were 64,077,566 shares of the registrant’s Class A common stock, par value $0.001, and 46,314,543 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

• references to “SRA” refer to StepStone Group Real Assets LP, references to “SRE” refer to StepStone Group Real Estate LP, references to “SPD” refer to Swiss Capital Alternative Investments AG, and references to “SPW” refer to StepStone Group Private Wealth LLC.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$139,970	$102,565
Restricted cash	751	955
Fees and accounts receivable	58,126	44,450
Due from affiliates	64,021	54,322
Investments:
Investments in funds	126,813	115,187
Accrued carried interest allocations	1,203,847	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	632,414	770,652
Deferred income tax assets	45,330	44,358
Lease right-of-use assets, net	97,404	101,130
Other assets and receivables	58,758	44,060
Intangibles, net	315,296	354,645
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	33,589	25,997
Investments, at fair value	109,822	30,595
Other assets	1,498	772
Total assets	$3,468,181	$3,497,403
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$102,786	$89,396
Accrued compensation and benefits	131,735	66,614
Accrued carried interest-related compensation	635,200	644,517
Legacy Greenspring accrued carried interest-related compensation(1)	486,677	617,994
Due to affiliates	202,225	205,424
Lease liabilities	118,443	121,224
Debt obligations	123,704	98,351
Liabilities of Consolidated Funds:
Other liabilities	1,563	566
Total liabilities	1,802,333	1,844,086
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	76,076	24,530
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 64,068,952 and 62,834,791 issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	64	63
Class B common stock, $0.001 par value, 125,000,000 authorized; 46,314,543 and 46,420,141 issued and outstanding as of December 31, 2023 and March 31, 2023, respectively	46	46
Additional paid-in capital	630,208	610,567
Retained earnings	131,338	160,430
Accumulated other comprehensive income	186	461
Total StepStone Group Inc. stockholders’ equity	761,842	771,567
Non-controlling interests in subsidiaries	36,827	36,380
Non-controlling interests in legacy Greenspring entities(1)	145,738	152,658
Non-controlling interests in the Partnership	645,365	668,182
Total stockholders’ equity	1,589,772	1,628,787
Total liabilities and stockholders’ equity	$3,468,181	$3,497,403
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	December 31, 2023	March 31, 2023
Assets
Cash and cash equivalents	$46,613	$25,959
Restricted cash	751	955
Fees and accounts receivable	53,990	39,996
Due from affiliates	22,871	14,061
Investments in funds	37,836	31,569
Legacy Greenspring investments in funds and accrued carried interest allocations	632,414	770,652
Deferred income tax assets	586	451
Lease right-of-use assets, net	15,150	15,084
Other assets and receivables	9,880	8,101
Assets of Consolidated Funds:
Cash and cash equivalents	33,589	25,997
Investments, at fair value	109,822	30,595
Other assets	1,498	772
Total assets	$965,000	$964,192

Liabilities
Accounts payable, accrued expenses and other liabilities	$19,769	$13,444
Accrued compensation and benefits	62,485	29,869
Legacy Greenspring accrued carried interest-related compensation	486,677	617,994
Due to affiliates	5,689	4,962
Lease liabilities	15,995	15,883
Liabilities of Consolidated Funds:
Other liabilities	1,563	566
Total liabilities	$592,178	$682,718
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues
Management and advisory fees, net	$151,492	$128,753	$431,730	$364,606
Performance fees:
Incentive fees	17,891	2,980	22,843	8,345
Carried interest allocations:
Realized	15,289	16,320	31,347	112,396
Unrealized	(129,584)	(63,367)	(24,849)	(354,095)
Total carried interest allocations	(114,295)	(47,047)	6,498	(241,699)
Legacy Greenspring carried interest allocations(1)	(69,700)	(88,921)	(106,250)	(371,200)
Total performance fees	(166,104)	(132,988)	(76,909)	(604,554)
Total revenues	(14,612)	(4,235)	354,821	(239,948)
Expenses
Compensation and benefits:
Cash-based compensation	73,619	62,628	218,551	182,190
Equity-based compensation	14,032	8,108	28,420	15,605
Performance fee-related compensation:
Realized	15,444	11,726	26,266	67,091
Unrealized	(62,243)	(31,875)	(9,320)	(172,554)
Total performance fee-related compensation	(46,799)	(20,149)	16,946	(105,463)
Legacy Greenspring performance fee-related compensation(1)	(69,700)	(88,921)	(106,250)	(371,200)
Total compensation and benefits	(28,848)	(38,334)	157,667	(278,868)
General, administrative and other	48,001	43,582	113,007	111,547
Total expenses	19,153	5,248	270,674	(167,321)
Other income (expense)
Investment income (loss)	(2,051)	(681)	4,115	(5,473)
Legacy Greenspring investment loss(1)	(2,222)	(8,966)	(9,054)	(32,927)
Investment income of Consolidated Funds	11,223	4,895	22,357	4,895
Interest income	827	701	2,235	1,068
Interest expense	(2,562)	(1,111)	(6,682)	(2,515)
Other income (loss)	4,408	358	3,763	(1,380)
Total other income (expense)	9,623	(4,804)	16,734	(36,332)
Income (loss) before income tax	(24,142)	(14,287)	100,881	(108,959)
Income tax expense (benefit)	(723)	(732)	15,603	(6,868)
Net income (loss)	(23,419)	(13,555)	85,278	(102,091)
Less: Net income attributable to non-controlling interests in subsidiaries	13,552	9,575	32,797	25,836
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(2,222)	(8,966)	(9,054)	(32,927)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(20,111)	(7,617)	22,677	(48,192)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	5,588	391	11,590	391
Net income (loss) attributable to StepStone Group Inc.	$(20,226)	$(6,938)	$27,268	$(47,199)

Net income (loss) per share of Class A common stock:
Basic	$(0.32)	$(0.11)	$0.43	$(0.77)
Diluted	$(0.32)	$(0.11)	$0.43	$(0.77)
Weighted-average shares of Class A common stock:
Basic	64,068,952	62,192,899	63,255,604	61,583,215
Diluted	64,068,952	62,192,899	66,299,982	61,583,215
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$(23,419)	$(13,555)	$85,278	$(102,091)
Other comprehensive loss:
Foreign currency translation adjustment	(545)	(240)	(990)	(179)
Total other comprehensive loss	(545)	(240)	(990)	(179)
Comprehensive income (loss) before non-controlling interests	(23,964)	(13,795)	84,288	(102,270)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	13,274	9,457	32,309	25,748
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(2,222)	(8,966)	(9,054)	(32,927)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(20,226)	(7,671)	22,459	(48,232)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	5,588	391	11,590	391
Comprehensive income (loss) attributable to StepStone Group Inc.	$(20,378)	$(7,006)	$26,984	$(47,250)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at September 30, 2023	$64	$46	$628,977	$165,240	$338	$30,394	$144,255	$669,097	$1,638,411
Net income (loss)	—	—	—	(20,226)	—	13,552	(2,222)	(20,111)	(29,007)
Other comprehensive loss	—	—	—	—	(152)	(278)	—	(115)	(545)
Contributed capital	—	—	—	—	—	—	4,248	9	4,257
Equity-based compensation	—	—	2,874	—	—	148	—	2,166	5,188
Distributions	—	—	—	—	—	(6,989)	(543)	(5,681)	(13,213)
Dividends declared	—	—	—	(13,676)	—	—	—	—	(13,676)
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(1,643)	—	—	—	—	—	(1,643)
Balance at December 31, 2023	$64	$46	$630,208	$131,338	$186	$36,827	$145,738	$645,365	$1,589,772

Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income	—	—	—	27,268	—	32,797	(9,054)	22,677	73,688
Other comprehensive loss	—	—	—	—	(284)	(488)	—	(218)	(990)
Contributed capital	—	—	—	—	—	—	8,833	37	8,870
Equity-based compensation	—	—	7,949	—	—	444	—	6,117	14,510
Distributions	—	—	—	—	—	(30,961)	(6,699)	(40,569)	(78,229)
Dividends declared	—	—	—	(56,360)	—	—	—	—	(56,360)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(345)	—	—	—	—	(268)	(613)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	1	—	(1)	—	—	—	—	—	—
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	14,123	—	9	(2,898)	—	(11,234)	—
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements(1)	—	—	(2,936)	—	—	—	—	—	(2,936)
Balance at December 31, 2023	$64	$46	$630,208	$131,338	$186	$36,827	$145,738	$645,365	$1,589,772
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

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$85,278	$(102,091)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,138	35,308
Unrealized carried interest allocations and investment loss	26,222	364,314
Unrealized legacy Greenspring carried interest allocations and investment loss	145,828	453,582
Unrealized performance fee-related compensation	(9,320)	(172,554)
Unrealized legacy Greenspring performance fee-related compensation	(132,228)	(416,574)
Amortization of deferred financing costs	354	354
Equity-based compensation	28,596	15,605
Change in deferred income taxes	2,238	(18,624)
Fair value adjustment for acquisition-related contingent consideration	4,639	9,949
Gain on remeasurement of lease liabilities	(106)	(2,709)
Loss on sale of subsidiary	812	—
Other non-cash activities	563	26
Adjustments to reconcile net income (loss) to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(21,024)	(4,895)
Purchases of investments of Consolidated Funds	(58,476)	(9,417)
Proceeds from sale of investments of Consolidated Funds	273	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(13,706)	(8,628)
Due from affiliates	(12,129)	(16,380)
Other assets and receivables	12,591	(4,322)
Accounts payable, accrued expenses and other liabilities	2,547	(6,642)
Accrued compensation and benefits	52,275	35,059
Due to affiliates	1,206	(539)
Lease right-of-use assets, net and lease liabilities	1,051	1,069
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(726)	(839)
Other liabilities and payables	997	647
Net cash provided by operating activities	153,893	151,699
Cash flows from investing activities
Contributions to investments	(15,956)	(17,163)
Distributions received from investments	3,064	4,772
Contributions to investments in legacy Greenspring entities	(8,833)	(10,634)
Distributions received from investments in legacy Greenspring entities	2,153	2,762
Purchases of property and equipment	(18,692)	(3,149)
Net cash used in investing activities	(38,264)	(23,412)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$37	$179
Proceeds from sale of non-controlling interests	3,045	—
Proceeds from revolving credit facility	25,000	20,000
Distributions to non-controlling interests	(71,530)	(87,157)
Proceeds from capital contributions to legacy Greenspring entities	8,833	10,634
Distributions to non-controlling interests in legacy Greenspring entities	(6,699)	(6,842)
Dividends paid to common stockholders	(54,986)	(37,360)
Payments for employee taxes related to net settlement of RSUs	(613)	(2,707)
Payments to related parties under Tax Receivable Agreements	(10,280)	(5,973)
Other financing activities	—	(1)
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	39,956	4,575
Net cash used in financing activities	(67,237)	(104,652)
Effect of foreign currency exchange rate changes	(3,599)	(53)
Net increase in cash, cash equivalents and restricted cash	44,793	23,582
Cash, cash equivalents and restricted cash at beginning of period	129,517	117,449
Cash, cash equivalents and restricted cash at end of period	$174,310	$141,031

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,374	$556
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(2,936)	(4,447)
Establishment of lease liabilities in exchange for lease right-of-use assets	2,878	77,731
Remeasurement of lease liabilities	—	(18,166)
Issuance of note related to sale of subsidiary	8,436	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$139,970	$120,093
Restricted cash	751	971
Cash and cash equivalents of Consolidated Funds	33,589	19,967
Total cash, cash equivalents and restricted cash	$174,310	$141,031
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of December 31, 2023, SSG held approximately 57.0% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.

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
The Company has determined that certain of its operating subsidiaries, StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”), Swiss Capital Alternative Investments AG (“SPD”), and StepStone Group Private Wealth LLC (“SPW”) and certain StepStone Funds are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the condensed consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
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
Non-controlling interests in subsidiaries represent the economic interests in SRA, SRE, and SPD (the variable interest entities included in the Company’s condensed consolidated financial statements) held by third parties and employees in those entities. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
Non-controlling interests in legacy Greenspring entities represent the economic interests in the legacy Greenspring general partner entities. The Company did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income (loss) attributable to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended December 31, 2023, the Company used the September 30, 2023 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of September 30, 2023, to record its investments (including any carried interest allocated by those investments), as adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2023.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.
To the extent that management becomes aware of any material events that affect the StepStone Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the condensed consolidated financial statements.
Current Events
In 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected. For calendar 2023, most financial markets posted positive returns, despite ongoing concerns of a sustained period of higher interest rates, slowing economic growth and moderated job gains.
The Company is continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict, banking system volatility, the Israel-Hamas conflict and the geopolitical responses thereto, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of December 31, 2023.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and nine months ended December 31, 2023 and 2022.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Management and Advisory Fees, Net
The Company earns management fees for services provided to its SMAs and focused commingled funds. The Company earns advisory fees for services provided to advisory clients where the Company does not have discretion over investment decisions. The Company considers its performance obligations in its customer contracts from which it earns management and advisory fees to be one or more of the following, based on the services promised: asset management services, advisory services and/or the arrangement of administrative services. Management fees include income-based incentive fees, which are predictable and recurring in nature and paid quarterly based on net investment income of certain funds that are regulated as a business development company (“BDC”). Capital gains-based incentive fees from BDC funds are recognized as performance fees. There have been no capital-gains based incentive fees recognized to date.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	December 31, 2023	March 31, 2023
Foreign currency translation adjustments	$(3)	$280
Unrealized gain on defined benefit plan, net	189	181
Accumulated other comprehensive income	$186	$461
Segments
The Company operates as one business, a fully-integrated private markets solution provider. The Company’s chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends current guidance for reportable segment disclosure requirements. The updated disclosure requirements include: (1) reporting of segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) reporting of an amount for other segment items by reportable segment and a description of its composition, (3) reporting in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets as currently required by Topic 280, (4) reporting of one or more additional measures of segment profit or loss if used by the CODM in assessing segment performance and determining allocation of resources, (5) reporting of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and (6) the requirement for single reportable segment entities to provide all required disclosures in Topic 280 for annual and interim periods. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact to its financial statements and related disclosures.
In November 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends current guidance to provide expanded disclosure for the rate reconciliation with information about specific categories and reconciling items that meet a specific threshold, and to provide additional information about income taxes paid disaggregated by jurisdiction. The amendments are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact to its financial statements and related disclosures.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and Advisory Fees, Net	2023	2022	2023	2022
Focused commingled funds(1)	$78,429	$60,680	$215,757	$164,975
SMAs	55,838	53,515	168,012	156,154
Advisory and other services	16,069	13,926	43,911	40,698
Fund reimbursement revenues	1,156	632	4,050	2,779
Total management and advisory fees, net	$151,492	$128,753	$431,730	$364,606
_______________________________
(1)Includes BDC income-based incentive fees of $0.6 million for the three and nine months ended December 31, 2023.

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive Fees	2023	2022	2023	2022
SMAs	$8,705	$5	$13,312	$5,370
Focused commingled funds	9,186	2,975	9,531	2,975
Total incentive fees	$17,891	$2,980	$22,843	$8,345

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
Carried Interest Allocations	2023	2022	2023	2022
SMAs	$(92,554)	$(46,443)	$(7,774)	$(205,019)
Focused commingled funds	(21,741)	(604)	14,272	(36,680)
Total carried interest allocations	$(114,295)	$(47,047)	$6,498	$(241,699)

	Three Months Ended December 31,		Nine Months Ended December 31,
Legacy Greenspring Carried Interest Allocations	2023	2022	2023	2022
SMAs	$(40)	$—	$58	$—
Focused commingled funds	(69,660)	(88,921)	(106,308)	(371,200)
Total legacy Greenspring carried interest allocations(1)	$(69,700)	$(88,921)	$(106,250)	$(371,200)
_______________________________
(1)The three months ended December 31, 2023 and 2022 reflect the net effect of gross realized carried interest allocations of $0.1 million and $5.2 million, respectively, and the nine months ended December 31, 2023 and 2022 reflect the net effect of gross realized carried interest allocations of $26.0 million and $45.4 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
The decrease in carried interest allocations for the three months ended December 31, 2023 was primarily attributable to net unrealized depreciation in the fair value of certain underlying investments in the Company’s private equity funds. The increase in carried interest allocations for the nine months ended December 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying investments in the Company’s private equity funds. The decrease in legacy Greenspring carried interest allocations for the three months ended December 31, 2023 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. The increase in legacy Greenspring carried interest allocations for the nine months ended December 31, 2023 was primarily attributable to lower net unrealized depreciation in the fair value of certain underlying fund investments as compared to the nine months ended December 31, 2022. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues(1)	2023	2022	2023	2022
United States	$(8,336)	$(24,883)	$83,777	$(223,480)
Non-U.S. countries	(6,276)	20,648	271,044	(16,468)
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and nine months ended December 31, 2023 and 2022, no individual client represented 10% or more of the Company’s net management and advisory fees.
As of December 31, 2023 and March 31, 2023, the Company had $24.5 million and $21.6 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the nine months ended December 31, 2023, the Company had recognized $3.6 million as revenue from amounts included in the deferred revenue balance as of March 31, 2023.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $965.0 million and $964.2 million as of December 31, 2023 and March 31, 2023, respectively. The liabilities of the consolidated VIEs totaled $592.2 million and $682.7 million as of December 31, 2023 and March 31, 2023, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of December 31, 2023 and March 31, 2023, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	December 31, 2023	March 31, 2023
Investments in funds	$126,813	$115,187
Legacy Greenspring investments in funds	145,738	152,658
Due from affiliates, net	30,971	29,017
Less: Amounts attributable to non-controlling interests in subsidiaries	23,490	19,432
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	145,738	152,658
Maximum exposure to loss	$134,294	$124,772
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	December 31, 2023	March 31, 2023
Investments in funds(1)	$126,813	$115,187
Accrued carried interest allocations	1,203,847	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	632,414	770,652
Total equity method investments	$1,963,074	$2,113,012
_______________________________
(1)The Company’s investments in funds were $187.9 million and $147.5 million as of December 31, 2023 and March 31, 2023, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $145.7 million and $152.7 million and carried interest allocations of $486.7 million and $618.0 million as of December 31, 2023 and March 31, 2023, respectively.
The Company recognized equity method income (loss) of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Carried interest allocations	$(114,295)	$(47,047)	$6,498	$(241,699)
Investment income (loss)	(2,051)	(681)	4,115	(5,473)
Legacy Greenspring carried interest allocations	(69,700)	(88,921)	(106,250)	(371,200)
Legacy Greenspring investment loss	(2,222)	(8,966)	(9,054)	(32,927)
Total equity method loss	$(188,268)	$(145,615)	$(104,691)	$(651,299)
As of December 31, 2023 and March 31, 2023, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate each represented approximately 24% of the total accrued carried interest allocations balance as of those dates. As of December 31, 2023 and March 31, 2023, the Company’s investments in two commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 26% and 24%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of December 31, 2023 and March 31, 2023, $635.2 million and $644.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of December 31, 2023 and March 31, 2023, $486.7 million and $618.0 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $145.7 million and $152.7 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of December 31, 2023 and March 31, 2023 and for the three and nine months ended December 31, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	December 31, 2023	March 31, 2023	December 31, 2023	March 31, 2023
Investments of Consolidated Funds:
Equity securities (cost of $5.6 million and $— million as of December 31, 2023 and March 31, 2023, respectively)	$5,637	$—	5%	—%
Partnership and LLC interests (cost of $73.2 million and $21.3 million as of December 31, 2023 and March 31, 2023, respectively)	104,185	30,595	95%	100%
Total investments of Consolidated Funds	$109,822	$30,595	100%	100%
As of December 31, 2023 and March 31, 2023, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Investments of Consolidated Funds:
Net realized gains on investments	$1,333	$—	$1,333	$—
Net unrealized gains on investments	9,890	4,895	21,024	4,895

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of December 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$41,279	$41,279
Total liabilities	$—	$—	$41,279	$41,279

	As of March 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$36,745	$36,745
Total liabilities	$—	$—	$36,745	$36,745
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2023 and 2022.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Contingent consideration obligations
Balance, beginning of period:	$32,352	$35,656	$36,745	$28,025
Additions	—	—	41	—
Change in fair value	8,927	1,989	4,639	9,949
Settlements	—	(172)	(146)	(501)
Balance, end of period:	$41,279	$37,473	$41,279	$37,473

Changes in unrealized losses included in earnings related to financial instruments still held at the reporting date	$8,927	$1,989	$4,639	$9,949

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Contingent Consideration
The fair value of the contingent consideration obligation liabilities is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration liability may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration obligation liabilities primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations which was 7% as of December 31, 2023. The contingent consideration obligation liabilities are included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income.
Financial Instruments of Consolidated Funds

	As of December 31, 2023
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$5,096	$5,096
Partnership and LLC interests	—	—	14,848	14,848
Total assets	$—	$—	$19,944	$19,944

	As of March 31, 2023
	Level I	Level II	Level III	Total
Assets
Partnership and LLC interests	$—	$—	$6,901	$6,901
Total assets	$—	$—	$6,901	$6,901
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2023 and 2022.
The Company generally values its investment funds, which are organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of December 31, 2023 and March 31, 2023, investments with a combined fair value of $89.9 million and $23.7 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of December 31, 2023 and March 31, 2023, investments with a combined fair value of $19.9 million and $6.9 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Partnership and LLC interests
Balance, beginning of period:	$12,329	$—	$6,901	$—
Transfers into Level III	—	—	1,076	—
Transfers out of Level III	—	—	(6,134)	—
Purchases	7,615	14,312	18,101	14,312
Balance, end of period:	$19,944	$14,312	$19,944	$14,312
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	December 31, 2023	March 31, 2023
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	—	9,537
Less: Accumulated amortization	(133,356)	(103,544)
Intangible assets, net	$315,296	$354,645
Amortization expense related to intangible assets was $10.7 million and $10.9 million for the three months ended December 31, 2023 and 2022, respectively, and $32.0 million and $32.6 million for the nine months ended December 31, 2023 and 2022, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
On December 31, 2023, the Company completed the sale of 100% of the equity interests in Greenspring Back Office Solutions, LLC (“GBOS”) in exchange for a secured promissory note in the amount of $8.4 million to be received by the Company over approximately six years. GBOS was acquired by the Company as part of the Greenspring Acquisition and was primarily engaged in the business of providing fund administration services for a select number of third-party managed venture capital funds as well as the Company’s venture capital focused commingled funds and separately managed accounts (together, the “venture funds”). The GBOS team comprised 42 employees as of December 31, 2023. GBOS was sold to a newly formed, independent entity owned by a number of former employees of GBOS, and renamed Viridis Fund Solutions, LLC (“Viridis”). Viridis is expected to continue to perform fund administration services for the Company’s venture funds as well as for its own current and future third-party clients. The results of GBOS’s operations have been included in the condensed consolidated financial statements through December 31, 2023. In the three months ended December 31, 2023, the Company recorded a net charge in the amount of $0.8 million related to the sale of GBOS, including service agreements intangibles related to GBOS of $7.4 million, which is included in other income (loss) in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At December 31, 2023, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2024	$10,424
FY2025	41,001
FY2026	40,810
FY2027	40,776
FY2028	40,759
Thereafter	141,526
Total	$315,296
The carrying value of goodwill was $580.5 million as of December 31, 2023 and March 31, 2023. The Company determined there was no indication of goodwill impairment as of December 31, 2023 and March 31, 2023.
8. Debt Obligations
The Company is party to a credit agreement, as amended in April 2023, with various lenders (the “Credit Agreement”) that was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of December 31, 2023, the Company had $123.7 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	December 31, 2023	March 31, 2023
Revolver	$125,000	$100,000
Less: Debt issuance costs	(1,296)	(1,649)
Total debt obligations	$123,704	$98,351
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of December 31, 2023 was 7.48%.
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
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of December 31, 2023, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2023, the Company had outstanding letters of credit totaling $8.0 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2023	1,775,732	$22.46
Granted	17,371	$31.66
Vested	(595,993)	$(18.39)
Forfeited	(43,470)	$(23.55)
Balance as of December 31, 2023	1,153,640	$24.66
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
As of December 31, 2023, there were 2,566,566 Class B2 units outstanding. During the nine months ended December 31, 2023, none of the outstanding Class B2 units were forfeited. As of December 31, 2023, 299,433 Class B2 units were unvested and 2,267,133 Class B2 units were vested.
As of December 31, 2023, $27.3 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.7 years.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Liability Classified Awards
The Company recognized $5.8 million and $3.8 million during the three months ended December 31, 2023 and 2022, respectively, and $10.8 million and $3.8 million during the nine months ended December 31, 2023 and 2022, respectively, of expense related to the fair value of liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three and nine months ended December 31, 2023 and 2022, no amounts were paid related to the settlement of liability classified awards.
10.    Income Taxes
The Company made payments of $2.6 million and $1.1 million during the three months ended December 31, 2023 and 2022, respectively, and $10.3 million and $6.0 million during the nine months ended December 31, 2023 and 2022, respectively, under the Tax Receivable Agreements. As of December 31, 2023, the Company’s total Tax Receivable Agreements liability was $195.9 million. See note 12 for more information.
The Company’s effective tax rate was 3.0% and 5.1% for the three months ended December 31, 2023 and 2022, respectively, and 15.5% and 6.3% for the nine months ended December 31, 2023 and 2022, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. For the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, the primary rate difference was due to a decrease in tax expense associated with income allocated to non-controlling interests, partially offset by an increase in tax expense related to return to provision adjustments. For the nine months ended December 31, 2023 and 2022, the primary rate difference was due to the Company recognizing pre-tax net income for the nine months ended December 31, 2023 as compared to the Company recognizing pre-tax net loss for the nine months ended December 31, 2022. Additionally, there was an increase in foreign tax expense for the nine months ended December 31, 2023.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of December 31, 2023, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and nine months ended December 31, 2023 and 2022. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(20,226)	$(6,938)	$27,268	$(47,199)
Incremental income from assumed vesting of RSUs	—	—	217	—
Incremental income from assumed vesting and exchange of Class B2 units	—	—	1,055	—
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(20,226)	$(6,938)	$28,540	$(47,199)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	64,068,952	62,192,899	63,255,604	61,583,215
Assumed vesting of RSUs	—	—	511,889	—
Assumed vesting and exchange of Class B2 units	—	—	2,532,489	—
Weighted-average shares of Class A common stock outstanding – Diluted	64,068,952	62,192,899	66,299,982	61,583,215

Net income (loss) per share of Class A common stock:
Basic	$(0.32)	$(0.11)	$0.43	$(0.77)
Diluted	$(0.32)	$(0.11)	$0.43	$(0.77)
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
The calculation of diluted earnings per share excludes 46,314,543 Class B units and 1,962,131 Class C units of the Partnership outstanding as of December 31, 2023, and 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of December 31, 2022, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As the Company was in a net loss position for the three months ended December 31, 2023, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,153,640 outstanding RSUs, 2,566,566 Class B2 units and 23,417 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
As the Company was in a net loss position for the three and nine months ended December 31, 2022, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,471,982 outstanding RSUs, 2,566,566 Class B2 units and 23,417 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $100.8 million and $88.4 million for the three months ended December 31, 2023 and 2022, respectively, and $289.8 million and $245.9 million for the nine months ended December 31, 2023 and 2022, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $(114.3) million and $(47.0) million for the three months ended December 31, 2023 and 2022, respectively, and $6.5 million and $(241.7) million for the nine months ended December 31, 2023 and 2022, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(69.7) million and $(88.9) million for the three months ended December 31, 2023 and 2022, respectively, and $(106.3) million and $(371.2) million for the nine months ended December 31, 2023 and 2022, respectively.
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

	As of
	December 31, 2023	March 31, 2023
Amounts receivable from StepStone Funds	$36,840	$33,813
Amounts receivable from employees	13,801	7,016
Amounts receivable from loans	13,380	13,493
Total due from affiliates	$64,021	$54,322
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	As of
	December 31, 2023	March 31, 2023
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$195,912	$199,307
Amounts payable to StepStone Funds	5,869	4,796
Distributions payable to certain employee equity holders of consolidated subsidiaries	444	1,321
Total due to affiliates	$202,225	$205,424
The Company made payments of $2.6 million and $1.1 million during the three months ended December 31, 2023 and 2022, respectively, and $10.3 million and $6.0 million for the nine months ended December 31, 2023 and 2022, respectively, under the Tax Receivable Agreements.
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	62,834,791	46,420,141
Class A common stock issued in exchange for Class B partnership units	105,598	(105,598)
Class A common stock issued in exchange for Class C partnership units	551,954	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	576,609	—
December 31, 2023	64,068,952	46,314,543
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of December 31, 2023, no shares of preferred stock were issued or outstanding.

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
In October 2023, SRA completed a transaction to repurchase limited partnership interests in SRA from a certain limited partner for approximately $11.1 million, and subsequently sold such interests to certain employees of SRA for approximately $11.1 million, resulting in no net proceeds to SRA. The transaction did not result in a change in the economic ownership percentage held in SRA by the Company.
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
On November 6, 2023, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock, which was paid on December 15, 2023 to holders of record at the close of business on November 30, 2023.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Beginning balance	$59,272	$—	$24,530	$—
Contributions	11,216	4,575	39,956	4,575
Net income	5,588	391	11,590	391
Ending balance	$76,076	$4,966	$76,076	$4,966

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of December 31, 2023.
Lease Commitments
The Company leases offices in 27 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of December 31, 2023, there were no finance leases outstanding.
In November 2023, the Company executed an agreement to lease office space in a new location for its San Francisco office. The office space is currently being built out and the Company expects to gain access to the office space in March 2024. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $3.2 million over approximately 7 years.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating lease cost(1)(2)	$3,865	$3,481	$11,693	$6,893
Variable lease cost	76	236	395	733
Sublease income	(364)	(414)	(1,200)	(1,203)
Total lease cost	$3,577	$3,303	$10,888	$6,423
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)Includes a gain of $0.1 million for the three months ended December 31, 2023, and $0.1 million and $2.7 million, respectively, for the nine months ended December 31, 2023 and 2022 related to lease remeasurement adjustments due to a reduction in lease terms.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,851	$7,448
Weighted-average remaining lease term for operating leases (in years)	11.6	12.2
Weighted-average discount rate for operating leases	4.6%	4.5%

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2023, maturities of operating lease liabilities were as follows:

Remainder of FY2024	$2,691
FY2025	15,091
FY2026	16,210
FY2027	14,876
FY2028	12,768
Thereafter	98,744
Total lease liabilities	160,380
Less: Imputed interest	(41,937)
Total operating lease liabilities	$118,443
Unfunded Capital Commitments
As of December 31, 2023 and March 31, 2023, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $96.1 million and $88.7 million, respectively. The $96.1 million and $88.7 million of unfunded commitments as of December 31, 2023 and March 31, 2023, respectively, exclude $46.2 million and $50.6 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of December 31, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $278.7 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of December 31, 2023 and March 31, 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
15.    Subsequent Events
On February 8, 2024, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock, payable on March 15, 2024 to holders of record as of the close of business on February 29, 2024.
On February 7, 2024, SSG (or its subsidiary, in the case of the agreement with SPD) entered into agreements (the “Transaction Agreements”) with SRA, SRE and SPD (the “Asset Class Entities”), their respective asset class heads as seller representatives, and the seller parties signatory thereto. The Transaction Agreements provide a path to the Company owning all of the outstanding equity interests of the Asset Class Entities over a defined period of time.
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) newly created Class D equity interests in the Partnership with terms substantially similar to the Partnership’s existing Class C Units, in the case of SRE and SRA, or shares of the Company’s Class A common stock, in the case of SPD and (ii) cash, in up to ten annual exchanges (increased to up to fifteen annual exchanges in certain circumstances in case of the sellers of SRA equity interests).

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of December 31, 2023, we were responsible for approximately $659 billion of total capital, including $149 billion of AUM and $510 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 27 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of December 31, 2023, we had approximately 980 total employees, including 340 investment professionals and approximately 640 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $89 billion of our AUM as of December 31, 2023.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $46 billion of our AUM as of December 31, 2023.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees, and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $510 billion of our AUA and $15 billion of our AUM as of December 31, 2023.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. SPI Reporting tracked detailed information on over $1,015 billion of client commitments as of December 31, 2023, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Current Events
In 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected. For calendar 2023, most financial markets posted positive returns, despite ongoing concerns of a sustained period of higher interest rates, slowing economic growth and moderated job gains.
We are continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict, banking system volatility, the Israel-Hamas conflict and the geopolitical responses thereto, and to assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2023.

Corporate Transactions
Greenspring Back Office Solutions Transaction
On December 31, 2023, we completed the sale of 100% of the equity interests in Greenspring Back Office Solutions, LLC (“GBOS”) in exchange for a secured promissory note in the amount of $8.4 million to be received by us over approximately six years. GBOS was acquired by us as part of the Greenspring Acquisition and was primarily engaged in the business of providing fund administration services for a select number of third-party managed venture capital funds as well as the Company’s venture capital focused commingled funds and separately managed accounts (together, the “venture funds”). The GBOS team comprised 42 employees as of December 31, 2023. GBOS was sold to a newly formed, independent entity owned by a number of former employees of GBOS, and renamed Viridis Fund Solutions, LLC (“Viridis”). Viridis is expected to continue to perform fund administration services for our venture funds as well as for its current and future third-party clients. The results of GBOS’s operations have been included in the condensed consolidated financial statements through December 31, 2023.
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

The diagram below illustrates our organizational structure as of December 31, 2023.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of December 31, 2023 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 30.8% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.

Key Financial Measures
Our key financial measures are discussed below. Additional information regarding our significant accounting policies can be found in note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report.
Revenues
We generate revenues primarily from management and advisory fees, incentive fees and allocations of carried interest.
Management and Advisory Fees, Net
Management and advisory fees, net, consist of fees received from managing SMAs and focused commingled funds, advisory, data and administrative services, and portfolio analytics and reporting. Management fees include income-based incentive fees, which are predictable and recurring in nature and paid quarterly based on net investment income of certain funds that are regulated as a business development company (“BDC”). Capital gains-based incentive fees from BDC funds are recognized as performance fees. There have been no capital-gains based incentive fees recognized to date.
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.40% of average FEAUM for the twelve months ended December 31, 2022 and 2023, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.80% and 0.90% of average FEAUM for the twelve months ended December 31, 2022 and 2023, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.54% and 0.58% of average FEAUM for the twelve months ended December 31, 2022 and 2023, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of December 31, 2023, we had over $70 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 200 programs.
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

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2023 and March 31, 2023, no material amounts for potential clawback obligations had been accrued.
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

Interest income consists of income earned on cash and cash equivalents, restricted cash, and amounts associated with the Consolidated Funds.

Interest expense primarily consists of the interest expense on the Revolver, as well as the related amortization of deferred financing costs.
Other income (loss) includes foreign currency transaction gains and losses, non-operating activities, and amounts associated with the Consolidated Funds

Income Tax Expense
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
Non-controlling interests in legacy Greenspring entities represent the economic interests in the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income (loss) attributable to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of December 31, 2023 reflects final data for the prior period (September 30, 2023), adjusted for net new client account activity through December 31, 2023. NAV data for underlying investments is as of September 30, 2023, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2023. When NAV data is not available by the business day occurring on or after 100 days following September 30, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of December 31, 2023 reflects final data for the prior period (September 30, 2023), adjusted for net new client account activity through December 31, 2023. NAV data for underlying investments is as of September 30, 2023, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2023. When NAV data is not available by the business day occurring on or after 100 days following September 30, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Revenues
Management and advisory fees, net	$151,492	$128,753	$431,730	$364,606
Performance fees:
Incentive fees	17,891	2,980	22,843	8,345
Carried interest allocations:
Realized	15,289	16,320	31,347	112,396
Unrealized	(129,584)	(63,367)	(24,849)	(354,095)
Total carried interest allocations	(114,295)	(47,047)	6,498	(241,699)
Legacy Greenspring carried interest allocations(1)	(69,700)	(88,921)	(106,250)	(371,200)
Total performance fees	(166,104)	(132,988)	(76,909)	(604,554)
Total revenues	(14,612)	(4,235)	354,821	(239,948)
Expenses
Compensation and benefits:
Cash-based compensation	73,619	62,628	218,551	182,190
Equity-based compensation	14,032	8,108	28,420	15,605
Performance fee-related compensation:
Realized	15,444	11,726	26,266	67,091
Unrealized	(62,243)	(31,875)	(9,320)	(172,554)
Total performance fee-related compensation	(46,799)	(20,149)	16,946	(105,463)
Legacy Greenspring performance fee-related compensation(1)	(69,700)	(88,921)	(106,250)	(371,200)
Total compensation and benefits	(28,848)	(38,334)	157,667	(278,868)
General, administrative and other	48,001	43,582	113,007	111,547
Total expenses	19,153	5,248	270,674	(167,321)
Other income (expense)
Investment income (loss)	(2,051)	(681)	4,115	(5,473)
Legacy Greenspring investment loss(1)	(2,222)	(8,966)	(9,054)	(32,927)
Investment income of Consolidated Funds	11,223	4,895	22,357	4,895
Interest income	827	701	2,235	1,068
Interest expense	(2,562)	(1,111)	(6,682)	(2,515)
Other income (loss)	4,408	358	3,763	(1,380)
Total other income (expense)	9,623	(4,804)	16,734	(36,332)
Income (loss) before income tax	(24,142)	(14,287)	100,881	(108,959)
Income tax expense (benefit)	(723)	(732)	15,603	(6,868)
Net income (loss)	(23,419)	(13,555)	85,278	(102,091)
Less: Net income attributable to non-controlling interests in subsidiaries	13,552	9,575	32,797	25,836
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(2,222)	(8,966)	(9,054)	(32,927)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(20,111)	(7,617)	22,677	(48,192)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	5,588	391	11,590	391
Net income (loss) attributable to StepStone Group Inc.	$(20,226)	$(6,938)	$27,268	$(47,199)
_______________________________

(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.
Revenues
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Total revenues decreased $10.4 million to $(14.6) million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The overall decrease was driven by a larger reversal of carried interest allocations in the current period as compared to the prior year period, partially offset by increases due to higher net management and advisory fees, a lower reversal of legacy Greenspring carried interest allocations and higher incentive fees in each case, as described below.
Net management and advisory fees increased $22.7 million, or 18%, to $151.5 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase was driven by new client activity and 8% growth in average FEAUM across the platform. The three months ended December 31, 2023 included retroactive fees of $8.6 million from the closings of StepStone’s private equity secondaries, multi-strategy global venture capital and infrastructure co-investment funds.
Incentive fees increased $14.9 million, or 500%, to $17.9 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 due to higher realization activity.
Realized carried interest allocation revenues decreased $1.0 million, or 6%, to $15.3 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $15.3 million, unrealized carried interest allocation revenues decreased $67.2 million, or 143%, to $(114.3) million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The decrease in unrealized carried interest allocations for the three months ended December 31, 2023 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $19.2 million, or 22%, to $(69.7) million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended December 31, 2023 reflect gross realized carried interest allocations of $0.1 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(69.8) million. The three months ended December 31, 2022 reflect gross realized carried interest allocations of $5.2 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(94.1) million.
Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
Total revenues increased $594.8 million to $354.8 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The overall increase was driven by positive carried interest allocations in the current period as compared to a reversal of carried interest allocations in the prior year period, a lower reversal of legacy Greenspring carried interest allocations in the current period as compared to the prior year period, and increases in net management and advisory fees, and incentive fees in each case, as described below.

Net management and advisory fees increased $67.1 million, or 18%, to $431.7 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase was driven by new client activity and 10% growth in average FEAUM across the platform. The nine months ended December 31, 2023 included retroactive fees of $9.5 million from the closings of StepStone’s private equity secondaries, multi-strategy global venture capital and infrastructure co-investment funds, and the nine months ended December 31, 2022 included retroactive fees of $2.4 million from the final closing of StepStone Capital Partners V.
Incentive fees increased $14.5 million, or 174%, to $22.8 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022 due to higher realization activity.
Realized carried interest allocation revenues decreased $81.0 million, or 72%, to $31.3 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $31.3 million, unrealized carried interest allocation revenues increased $248.2 million to $6.5 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase in unrealized carried interest allocations for the nine months ended December 31, 2023 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $265.0 million, or 71%, to $(106.3) million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The nine months ended December 31, 2023 reflect gross realized carried interest allocations of $26.0 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(132.2) million. The nine months ended December 31, 2022 reflect gross realized carried interest allocations of $45.4 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(416.6) million.
Expenses
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Total expenses increased $13.9 million to $19.2 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The overall increase resulted from a lower reversal of legacy Greenspring performance fee-related compensation in the current year period as compared to the prior year period, and increases in cash-based compensation, equity-based compensation and general, administrative and other expenses, partially offset by a decrease due to higher reversal of performance fee-related compensation in each case, as described below.
Cash-based compensation increased $11.0 million, or 18%, to $73.6 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, due to increased staffing and compensation levels. Our average full-time headcount increased 12% in the current year period as compared to the prior year period.
Equity-based compensation increased $5.9 million, or 73%, to $14.0 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase was primarily attributable to an increase in expenses related to liability classified awards in the current year period of $5.2 million as compared to the prior year period, as well as additional grants of RSUs made in February 2023 and no comparable expense for these grants in the prior year period.

Performance fee-related compensation expense decreased $26.7 million to $(46.8) million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation increased $3.7 million, or 32%, to $15.4 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $19.2 million, or 22%, to $(69.7) million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The three months ended December 31, 2023 reflect gross realized performance fee-related compensation expense of $0.1 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(69.8) million. The three months ended December 31, 2022 reflect gross realized performance fee-related compensation expense of $5.2 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(94.1) million.
General, administrative and other expenses increased $4.4 million, or 10%, to $48.0 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The overall increase primarily reflected increases of $7.1 million due to higher loss on change in fair value for contingent consideration obligation, $1.3 million in professional fees, $1.1 million in travel and associated costs for investment evaluation and client service and $0.7 million in information and technology expenses, partially offset by decreases of $6.1 million in transaction fees, $1.0 million in insurance costs and other general operating expenses.
Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
Total expenses increased $438.0 million to $270.7 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The overall increase resulted from a lower reversal of legacy Greenspring performance fee-related compensation and increases in performance fee-related compensation, cash-based compensation, equity-based compensation and general, administrative and other expenses in each case, as described below.
Cash-based compensation increased $36.4 million, or 20%, to $218.6 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, due to increased staffing and compensation levels. Our average full-time headcount increased 15% in the current year period as compared to the prior year period.
Equity-based compensation increased $12.8 million, or 82%, to $28.4 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase was primarily attributable to an increase in expenses related to liability classified awards in the current year period of $10.3 million as compared to the prior year period, as well as additional grants of RSUs made in February 2023 and no comparable expense for these grants in the prior year period.
Performance fee-related compensation expense increased $122.4 million to $16.9 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $40.8 million, or 61%, to $26.3 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting lower realization activity.

Legacy Greenspring performance fee-related compensation expense increased $265.0 million, or 71%, to $(106.3) million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The nine months ended December 31, 2023 reflect gross realized performance fee-related compensation expense of $26.0 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(132.2) million. The nine months ended December 31, 2022 reflect gross realized performance fee-related compensation expense of $45.4 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(416.6) million.
General, administrative and other expenses increased $1.5 million, or 1%, to $113.0 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The overall increase primarily reflected increases of $2.6 million due to a prior year gain within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms, $2.6 million in professional fees, $2.3 million in occupancy costs, $2.1 million of travel and associated costs for investment evaluation and client service, $2.0 million in information and technology expenses and $1.1 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms, partially offset by decreases of $5.9 million in transaction fees, $5.0 million due to a lower loss on change in fair value for contingent consideration obligation and $1.0 million in insurance costs and other general operating expenses.
Other Income (Expense)
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Investment income (loss) decreased $1.4 million, or 201%, to $(2.1) million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $6.7 million, or 75%, to $2.2 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The three months ended December 31, 2023 reflected gross realized investment income of $0.4 million and unrealized investment loss, net of the reversal of realized investment income, of $2.6 million. The three months ended December 31, 2022 reflected gross realized investment income of $0.7 million and unrealized investment loss, net of the reversal of realized investment income, of $9.7 million.
Investment income of Consolidated Funds increased $6.3 million, or 129%, to $11.2 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $0.1 million, or 18%, to $0.8 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to the Consolidated Funds was $0.5 million in the current year period as compared to none in the prior year period.
Interest expense increased $1.5 million, or 131%, to $2.6 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.

Other income (loss) increased $4.1 million, or 1,131%, to $4.4 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting a gain of $5.3 million in the current year period for amounts received as part of negotiations with a third party related to certain corporate matters and net foreign currency transaction gains, partially offset by a loss of $0.8 million associated with the sale of a subsidiary.
Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
Investment income (loss) increased $9.6 million to income of $4.1 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $23.9 million, or 73%, to $9.1 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The nine months ended December 31, 2023 reflected gross realized investment income of $4.5 million and unrealized investment loss, net of the reversal of realized investment income, of $13.6 million. The nine months ended December 31, 2022 reflected gross realized investment income of $4.1 million and unrealized investment loss, net of the reversal of realized investment income, of $37.0 million.
Investment income of Consolidated Funds increased $17.5 million, or 357%, to $22.4 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $1.2 million, or 109%, to $2.2 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to the Consolidated Funds was $1.0 million in the current year period as compared to none in the prior year period.
Interest expense increased $4.2 million, or 166%, to $6.7 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other income (loss) increased $5.1 million to income of $3.8 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting a gain of $5.3 million in the current year period for amounts received as part of negotiations with a third party related to certain corporate matters and net foreign currency transaction gains, partially offset by a loss of $0.8 million associated with the sale of a subsidiary.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.

Our effective income tax rate was 3.0% and 5.1% for the three months ended December 31, 2023 and 2022, respectively, and 15.5% and 6.3% for the nine months ended December 31, 2023 and 2022, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. For the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, the primary rate difference was due to a decrease in tax expense associated with income allocated to non-controlling interests, partially offset by an increase in tax expense related to return to provision adjustments. For the nine months ended December 31, 2023 and 2022, the primary rate difference was due to the Company recognizing pre-tax net income for the nine months ended December 31, 2023 as compared to the Company recognizing pre-tax net loss for the nine months ended December 31, 2022. Additionally, there was an increase in foreign tax expense for the nine months ended December 31, 2023.
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Income tax benefit was $0.7 million for both the three months ended December 31, 2023 and 2022.
Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
Income tax expense increased $22.5 million to $15.6 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase in income tax expense was primarily driven by pre-tax net income recognized for the nine months ended December 31, 2023 as compared to pre-tax net loss recognized for the nine months ended December 31, 2022. Additionally, there was an increase in foreign tax expense for the nine months ended December 31, 2023.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $4.0 million, or 42%, to $13.6 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $7.0 million, or 27%, to $32.8 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $2.2 million and $9.0 million for the three months ended December 31, 2023 and 2022, respectively, and $9.1 million and $32.9 million for the nine months ended December 31, 2023 and 2022, respectively.

Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(20.1) million and $(7.6) million for the three months ended December 31, 2023 and 2022, respectively, and $22.7 million and $(48.2) million for the nine months ended December 31, 2023 and 2022, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $5.6 million and $0.4 million for the three months ended December 31, 2023 and 2022, respectively, and $11.6 million and $0.4 million for the nine months ended December 31, 2023 and 2022, respectively, which represents income of the Consolidated Funds attributable to third-party investors.
Key Operating Metrics
Assets Under Management
AUM was $134 billion as of December 31, 2022, $138 billion as of March 31, 2023 and $149 billion as of December 31, 2023.
Assets Under Advisement
Assets related to our advisory accounts were $468 billion as of December 31, 2022, $482 billion as of March 31, 2023 and $510 billion as of December 31, 2023.
Fee-Earning AUM
Three Months Ended December 31, 2023
FEAUM increased approximately $2.1 billion to $89.4 billion as of December 31, 2023 as compared to September 30, 2023. During the period, FEAUM from SMAs increased approximately $0.3 billion and FEAUM from commingled funds increased approximately $1.9 billion.
Nine Months Ended December 31, 2023
FEAUM increased approximately $4.0 billion, or 5%, to $89.4 billion as of December 31, 2023 as compared to March 31, 2023. Of the increase, approximately $1.3 billion was from SMAs and approximately $2.7 billion was from focused commingled funds.

	Three Months Ended December 31, 2023			Nine Months Ended December 31, 2023
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$56,380	$30,905	$87,285	$55,345	$30,086	$85,431
Contributions(1)	1,109	1,898	3,007	3,570	3,686	7,256
Distributions(2)	(1,397)	(274)	(1,671)	(3,285)	(1,514)	(4,799)
Market value, FX and other(3)	568	243	811	1,030	514	1,544
Ending balance	$56,660	$32,772	$89,432	$56,660	$32,772	$89,432
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	December 31, 2023	March 31, 2023	December 31, 2022
FEAUM
Private equity	$48,258	$45,766	$45,048
Infrastructure	19,789	19,274	18,314
Private debt	15,460	14,361	14,082
Real estate	5,925	6,030	5,541
Total	$89,432	$85,431	$82,985

	As of
	December 31, 2023	March 31, 2023	December 31, 2022
Weighted-average fee rate(1)
Private equity(2)	0.72%	0.66%	0.65%
Real estate, infrastructure and private debt asset classes(3)	0.42%	0.41%	0.41%
Total	0.58%	0.54%	0.54%
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

Undeployed Fee-Earning Capital
As of December 31, 2023, we had $21.4 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present before the consolidation of StepStone Funds on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income (loss) as none of the economics are attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise adjusted management and advisory fees, net, incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income (loss), (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, (d) amortization of intangibles, (e) net income (loss) attributable to non-controlling interests in subsidiaries, (f) charges associated with acquisitions and corporate transactions, and (g) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise adjusted management and advisory fees, net, incentive fees (including the deferred portion) and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises adjusted management and advisory fees, net, less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, (c) amortization of intangibles, (d) charges associated with acquisitions and corporate transactions, and (e) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.

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
Fee-Related Earnings
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
FRE increased $8.0 million, or 19%, to $50.7 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
FRE increased $20.5 million, or 17%, to $138.9 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended December 31, 2023 Compared to Three Months Ended December 31, 2022
Adjusted revenues increased $37.1 million, or 25%, to $185.1 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily reflecting increases in adjusted management and advisory fees, net and incentive fees, partially offset by lower realized carried interest allocation revenues.
ANI increased $11.0 million, or 35%, to $42.1 million for the three months ended December 31, 2023 as compared to the three months ended December 31, 2022, primarily due to an increase in FRE, as discussed above, higher net realized performance fee-related earnings (incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Nine Months Ended December 31, 2023 Compared to Nine Months Ended December 31, 2022
Adjusted revenues decreased $1.3 million, or 0%, to $487.7 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily reflecting lower realized carried interest allocation revenues, partially offset by increases in adjusted management and advisory fees, net and incentive fees (including the deferred portion).
ANI decreased $13.9 million, or 12%, to $101.7 million for the nine months ended December 31, 2023 as compared to the nine months ended December 31, 2022, primarily due to lower net realized performance fee-related earnings, a higher allocation of income to non-controlling interests, and higher interest expense. The overall decrease was partially offset by the increase in FRE as discussed above and lower realized investment income.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and nine months ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
(in thousands, except share and per share amounts)
ANI	$42,116	$31,153	$101,677	$115,548

Weighted-average shares of Class A common stock outstanding – Basic	64,068,952	62,192,899	63,255,604	61,583,215
Assumed vesting of RSUs	333,402	457,818	511,889	722,935
Assumed vesting and exchange of Class B2 units	2,553,899	2,486,197	2,532,489	2,467,141
Exchange of Class B units in the Partnership(1)	46,314,543	46,662,062	46,384,046	46,898,733
Exchange of Class C units in the Partnership(2)	1,962,131	2,852,187	2,325,417	2,903,186
Adjusted weighted-average shares	115,232,927	114,651,163	115,009,445	114,575,210

ANI per share	$0.37	$0.27	$0.88	$1.01
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Total revenues	$(14,612)	$(4,235)	$354,821	$(239,948)
Unrealized carried interest allocations	129,584	63,367	24,849	354,095
Deferred incentive fees	—	—	942	3,683
Legacy Greenspring carried interest allocations	69,700	88,921	106,250	371,200
Management and advisory fee revenues for the Consolidated Funds(1)	451	—	841	—
Adjusted revenues	$185,123	$148,053	$487,703	$489,030
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
GAAP management and advisory fees, net	$151,492	$128,753	$431,730	$364,606
Management and advisory fee revenues for the Consolidated Funds(1)	451	—	841	—
Adjusted management and advisory fees, net	$151,943	$128,753	$432,571	$364,606

GAAP interest income	$827	$701	$2,235	$1,068
Interest income earned by the Consolidated Funds(2)	(540)	—	(1,033)	—
Adjusted interest income	$287	$701	$1,202	$1,068

GAAP other income (loss)	$4,408	$358	$3,763	$(1,380)
Adjustments(3)	(4,301)	—	(4,274)	—
Adjusted other income (loss)	$107	$358	$(511)	$(1,380)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the removal of interest income earned by the Consolidated Funds.
(3)Reflects the removal of a gain associated with amounts received as part of negotiations with a third party related to certain corporate matters and the removal of the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2023	2022	2023	2022
Income (loss) before income tax	$(24,142)	$(14,287)	$100,881	$(108,959)
Net income attributable to non-controlling interests in subsidiaries(1)	(15,537)	(10,802)	(36,398)	(28,903)
Net loss attributable to non-controlling interests in legacy Greenspring entities	2,222	8,966	9,054	32,927
Unrealized carried interest allocations	129,584	63,367	24,849	354,095
Unrealized performance fee-related compensation	(62,243)	(31,875)	(9,320)	(172,554)
Unrealized investment (income) loss	5,559	1,354	1,373	10,219
Impact of Consolidated Funds	(11,068)	(4,895)	(21,938)	(4,895)
Deferred incentive fees	—	—	942	3,683
Equity-based compensation(2)	12,610	7,444	24,425	13,640
Amortization of intangibles	10,661	10,870	31,983	32,611
Tax Receivable Agreements adjustments through earnings	222	—	222	—
Non-core items(3)	6,335	9,952	4,785	16,847
Pre-tax ANI	54,203	40,094	130,858	148,711
Income taxes(4)	(12,087)	(8,941)	(29,181)	(33,163)
ANI	42,116	31,153	101,677	115,548
Income taxes(4)	12,087	8,941	29,181	33,163
Realized carried interest allocations	(15,289)	(16,320)	(31,347)	(112,396)
Realized performance fee-related compensation(5)	15,444	11,726	26,266	67,091
Realized investment income	(3,508)	(673)	(5,488)	(4,746)
Incentive fees	(17,891)	(2,980)	(22,843)	(8,345)
Deferred incentive fees	—	—	(942)	(3,683)
Adjusted interest income(6)	(287)	(701)	(1,202)	(1,068)
Interest expense	2,562	1,111	6,682	2,515
Adjusted other (income) loss(6)(7)	(107)	(358)	511	1,380
Net income attributable to non-controlling interests in subsidiaries(1)	15,537	10,802	36,398	28,903
FRE	$50,664	$42,701	$138,893	$118,362
_______________________________
(1)Reflects the portion of pre-tax ANI of our subsidiaries attributable to non-controlling interests and the profits interests issued in the private wealth subsidiary.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.

(3)Includes (income) expense related to transaction costs ($0.7 million and $6.8 million for the three months ended December 31, 2023 and 2022, respectively, $0.9 million and $6.8 million for the nine months ended December 31, 2023 and 2022, respectively), lease remeasurement adjustments ($(0.1) million for the three months ended December 31, 2023, $(0.1) million and $(2.7) million for the nine months ended December 31, 2023 and 2022, respectively), accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million for the three months ended December 31, 2023 and 2022, respectively, $1.9 million and $0.8 million for the nine months ended December 31, 2023 and 2022, respectively), loss on change in fair value for contingent consideration obligation ($9.1 million and $2.0 million for the three months ended December 31, 2023 and 2022, respectively, $4.9 million and $9.9 million for the nine months ended December 31, 2023 and 2022, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.6 million and $0.5 million for the three months ended December 31, 2023 and 2022, respectively, $1.7 million for the nine months ended December 31, 2023 and 2022, respectively), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million for the three and nine months ended December 31, 2023), loss on sale of subsidiary ($0.8 million for the three and nine months ended December 31, 2023) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three and nine months ended December 31, 2023 and 2022, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($0.7 million and $2.2 million for the three months ended December 31, 2023 and 2022, respectively, $2.8 million and $9.0 million for the nine months ended December 31, 2023 and 2022, respectively).
(6)Excludes the impact of consolidating the Consolidated Funds.
(7)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(0.2) million for the three and nine months ended December 31, 2023), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million for the three and nine months ended December 31, 2023), and loss on sale of subsidiary ($0.8 million for the three and nine months ended December 31, 2023).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through September 30, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of September 30, 2023;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of September 30, 2023 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	15.8%	1.6x	Core/Core+ fund investments	6.0%	1.3x	Debt	1.3%	Direct lending	7.2%
Secondaries	17.1%	1.5x	Value-add/opportunistic fund investments	9.3%	1.3x	Core	7.5%	Distressed debt	8.7%
Co-investments(7)	16.7%	1.6x	Real estate debt fund investments	5.5%	1.2x	Core+	11.7%	Other(9)	6.9%
			Value-add/opportunistic secondaries & co-investments	12.4%	1.3x	Value-add	11.6%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of September 30, 2023, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2023. For investment returns where NAV data is not available by the business day occurring on or after 100 days following September 30, 2023, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,534 investments totaling $181.4 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 263 client-directed private equity investments, totaling $30.0 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity funds.

(3)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds represented above and are net of fees and expenses charged by both the underlying investment and hypothetical StepStone fees. The aggregate returns are not indicative of the returns an individual investor would receive from these investments. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees and expenses represent an annual rate, charged quarterly):
i.Primaries management fee: 25 basis points of net invested capital for private equity, real estate and infrastructure; 25 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.
ii.Secondaries management fee: 125 basis points, 125 basis points and 60 basis points for private equity, real estate and infrastructure, respectively, of capital commitments in years 1 through 4 for management fees. In year 5, management fees step down to 90% of the previous year’s fee; 65 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.
iii.Co-investments management fee: 100 basis points of net committed capital for private equity and real estate; 85 and 50 basis points for infrastructure co-investments and direct asset management investments, respectively, of net committed capital; 65 basis points of net asset value for private debt; 200 basis points of net invested capital for the StepStone VC Platform.
iv.All investments assess 5 basis points of capital commitments for fund expenses, charged quarterly, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
v.Private equity and infrastructure secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; real estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle; private debt secondaries and co-investments include 10.0% of paid and unrealized carry, with a 5.0% preferred return hurdle; and the StepStone VC Platform primaries, secondaries and co-investments/directs include 5.0%, 5.0% and 20.0%, respectively, of paid and unrealized carry with no preferred return hurdle.
Net IRR and Net TVM for certain investments may have been impacted by StepStone’s, or the underlying fund manager’s, use of subscription backed credit facilities by such vehicles. Reinvested/recycled amounts increase contributed capital.
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
(5)Real estate includes 480 investments totaling $77.4 billion of capital commitments and excludes (i) 88 client-directed real estate investments, totaling $13.7 billion of capital commitments, (ii) 12 secondary/co-investment core/core+ or credit investments, totaling $714.0 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Infrastructure includes 255 investments totaling $53.4 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 29 client-directed infrastructure investments, totaling $4.5 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 886 investments totaling $46.3 billion of capital commitments and excludes (i) 42 client-directed debt investments, totaling $2.9 billion of capital commitments, (ii) 53 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(9)Other includes mezzanine debt, collateralized loan obligations, leasing, regulatory capital, trade finance, intellectual property/royalty, real estate debt and infrastructure debt.

Liquidity and Capital Resources
Sources and Uses of Liquidity
We generate cash primarily from management and advisory fees and realized carried interest allocations. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities, (b) realizations from investment activities, (c) borrowings, interest payments and repayments under credit agreements and other borrowing arrangements, (d) funding capital commitments to our funds, and (e) funding our growth initiatives, including capital expenditures for property, equipment, and acquisitions to expand into new businesses.
As of December 31, 2023, we had $140.7 million of cash, cash equivalents and restricted cash ($174.3 million including Consolidated Funds) and $1,330.7 million of investments in StepStone Funds, including $1,203.8 million of accrued carried interest allocations, against $123.7 million in debt obligations, net of debt issuance costs, and $635.2 million in accrued carried interest-related compensation payable.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Nine Months Ended December 31,
(in thousands)	2023	2022
Net cash provided by operating activities	$153,893	$151,699
Net cash used in investing activities	(38,264)	(23,412)
Net cash used in financing activities	(67,237)	(104,652)
Effect of exchange rate changes	(3,599)	(53)
Net increase in cash, cash equivalents and restricted cash	$44,793	$23,582
Operating Activities
Operating activities provided $153.9 million and $151.7 million of cash for the nine months ended December 31, 2023 and 2022, respectively. For the nine months ended December 31, 2023 and 2022, respectively, these amounts primarily consisted of the following:

•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $189.0 million and $166.6 million;
•net change in operating assets and liabilities of $43.8 million and $(0.4) million;
•adjustments for unrealized investment income from Consolidated Funds of $(21.0) million and $(4.9) million;
•net purchases of investments of Consolidated Funds of $58.2 million and $9.4 million; and
•net change in operating assets and liabilities of Consolidated Funds of $0.3 million and $(0.2) million.
Investing Activities
Investing activities used $38.3 million and $23.4 million of cash for the nine months ended December 31, 2023 and 2022, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $12.9 million and $12.4 million;
•net contributions to investments in legacy Greenspring entities of $6.7 million and $7.9 million; and
•purchases of fixed assets of $18.7 million and $3.1 million.
Financing Activities
Financing activities used $67.2 million and $104.7 million of cash for the nine months ended December 31, 2023 and 2022, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $3.0 million and $0 million;
•borrowings on revolving credit facility of $25.0 million and $20.0 million;
•distributions to non-controlling interests of $71.5 million and $87.2 million;
•proceeds from capital contributions to legacy Greenspring entities of $8.8 million and $10.6 million;
•distributions to non-controlling interests in legacy Greenspring entities of $6.7 million and $6.8 million;
•dividends paid to common stockholders of $55.0 million and $37.4 million;
•payments for employee taxes related to the net settlement of RSUs of $0.6 million and $2.7 million;
•payments to related parties under the Tax Receivable Agreements of $10.3 million and $6.0 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $40.0 million and $4.6 million.

Revolving Credit Facility
We are party to the Credit Agreement that was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of December 31, 2023, we had $123.7 million outstanding on the Revolver, net of debt issuance costs.

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of December 31, 2023 was 7.48%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of December 31, 2023, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2023, we had outstanding letters of credit totaling $8.0 million.
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
Dividend and Distribution Policy
On February 8, 2024, we announced a dividend of $0.21 per share of Class A common stock, payable on March 15, 2024 to holders of record at the close of business on February 29, 2024.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Total dividends paid in FY2024		$0.87
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of December 31, 2023, and March 31, 2023, NAV-based management fees represented approximately 8% and 7%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of December 31, 2023 and March 31, 2023, would result in an approximate decrease to annual management fees of $4.4 million and $3.4 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of December 31, 2023 and March 31, 2023, we had $19.0 million and $18.1 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of December 31, 2023, and March 31, 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $278.7 million and $264.1 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2024 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of December 31, 2023 and March 31, 2023, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $12.7 million and $11.5 million, respectively.

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
Interest Rate Risk
As of December 31, 2023 and March 31, 2023, we had $125.0 million and $100.0 million, respectively, in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of December 31, 2023 and March 31, 2023, we estimate that interest expense would increase by $1.3 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $140.7 million and $103.5 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of December 31, 2023 and March 31, 2023, we estimate that interest income would increase by $1.4 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2024.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)