Form 10-K
period 2024-03-31
StepStone Group Inc.
filed 2024-05-24
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,652.9 million, based on the closing price of $31.58 as reported by the Nasdaq Stock Market. As of May 22, 2024, there were 65,614,902 shares of the registrant’s Class A common stock and 45,030,959 shares of the registrant’s Class B common stock, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
• “StepStone Funds” or “our funds” refer to our focused commingled funds and our separately managed accounts, for which we act as both investment adviser and general partner or managing member;
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
• references to “Consolidated Funds” refer to the StepStone Funds that we are required to consolidate as of the applicable reporting period; and

• references to “SRA” refer to StepStone Group Real Assets LP, references to “SRE” refer to StepStone Group Real Estate LP, references to “SPD” refer to StepStone Group Private Debt AG (formerly Swiss Capital Alternative Investments AG), and references to “SPW” refer to StepStone Group Private Wealth LLC.
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
FORWARD-LOOKING STATEMENTS
This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-K are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies, the favorability of the private markets fundraising environment, successful integration of acquired businesses and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” included in Part I, Item 1A of this Form 10-K. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-K and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

RISK FACTOR SUMMARY
The following is a summary of the risk factors associated with the Company. You should read this summary together with a more detailed description of these risks in the “Risk Factors” section of this Annual Report on Form 10-K and in other filings that we make from time to time with the SEC.
We are subject to risks related to our business, including risks related to: (i) the identification and availability of suitable investment opportunities for our clients; (ii) poor investment performance; (iii) investments we make on behalf of clients or we recommend to our clients not correlating with performance of an investment in our Class A common stock; (iv) competition for access to investment funds and other investments; (v) ability of third-party clients to remove us as the general partner and to terminate the investment period under certain circumstances; (vi) our ability to retain our senior leadership team and attract additional qualified investment professionals; (vii) our failure to appropriately manage conflicts of interest; (viii) obligations to clients and other third parties that may conflict with stockholders’ interests; (ix) increases in interest rates or decreases in the availability of credit may affect the StepStone Funds’ ability to achieve attractive rates of return due to dependence on leverage by certain funds and portfolio companies; (x) StepStone Funds clients with commitment-based structures not satisfying their contractual obligation to fund capital calls when requested; (xi) compliance with investment guidelines set by clients; (xii) subjective valuation methodologies; (xiii) our ability to maintain our desired fee structure; (xiv) having to pay back “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds; (xv) investments in relatively high-risk, illiquid assets; (xvi) undiversified investments; (xvii) banking system volatility; (xviii) investments in funds and companies that we do not control; (xix) risk management strategies and procedures; (xx) due diligence we undertake in connection with investments; (xxi) restrictions on our ability to collect and analyze data regarding our clients’ investments; (xxii) dependence on the reliability of our proprietary data and technology platforms and other data processing systems; (xxiii) a compromise or corruption of our systems or that of our vendors containing confidential information; (xxiv) cybersecurity risks; (xxv) emerging and changing technology, including artificial intelligence; (xxvi) employee misconduct; (xxvii) our professional reputation and legal liability; (xxviii) our non-U.S. operations; (xxix) investments of the StepStone Funds in certain jurisdictions that may be subject to heightened risks relative to investments in other jurisdictions; (xxx) revenues from our real estate asset class being subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate; (xxxi) the exposure of our real estate asset class to commercial real estate values and commercial real estate loans; (xxxii) investments we make on behalf of clients or we recommend to our clients in infrastructure assets; (xxxiii) the substantial growth of our business in recent years that may be difficult to sustain; (xxxiv) entering into new lines of business; (xxxv) long-term agreements that provide for us to acquire all the equity interests of our asset class entities that we do not currently own; (xxxvi) acquisitions of new businesses or assets; (xxxvii) current or future indebtedness; and (xxxviii) using custodians, counterparties, administrators and other agents.
We are subject to risks related to our industry, including risks related to: (i) intense competition; (ii) difficult or volatile market conditions; (iii) a major public health crisis; (iv) operating in a heavily regulated industry; (v) evolving laws and government regulations; (vi) future changes to tax laws or our effective tax rate; (vii) potentially being required to pay additional taxes because of the new U.S. federal partnership audit rules and potentially also state and local tax rules; (viii) federal, state and foreign anti-corruption and sanctions laws; (ix) regulation of investment advisers outside the United States; and (x) increasing scrutiny from institutional clients with respect to environmental, social and governance (“ESG”) costs of investments made by the StepStone Funds.

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

PART I
Item 1. Business.
Our Company
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2024, we were responsible for $678 billion of total capital, including $157 billion of AUM and $521 billion of AUA.
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
•Our global-and-local approach. With offices in 27 cities across 16 countries on five continents, we have built a global operating platform, organically and via acquisition, with strong local teams that possess valuable regional insights and deep-rooted relationships. This allows us to combine the advantages of having a knowledgeable on-the-ground presence with the benefits of operating as a global organization.
•Our multi-asset class expertise. We operate at scale across the private markets asset classes—private equity, infrastructure, private debt and real estate. We believe this multi-asset class expertise positions us well to compete for, win and execute tailored and complex investment solutions.

•Our proprietary data and technology. Our proprietary data and technology platforms, including SPI by StepStone (“SPI”), a platform comprising SPI Research, our private markets intelligence database, SPI Reporting, our performance monitoring software, and SPI Pacing, our portfolio cash flow, investment allocation and liquidity forecasting tool provide valuable information advantages, enhance our private markets insight, improve operational efficiency and facilitate portfolio monitoring and reporting functions. These benefits accrue to our clients and to us.
•Our large and experienced team. Since our inception, we have focused on recruiting and retaining the best talent. As of March 31, 2024, 100 partners led the firm, with an average of over 20 years of investment or industry experience. As of March 31, 2024, we had 990 total employees, including 335 investment professionals and 655 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
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
During the year ended March 31, 2024, we reviewed over 3,900 investment opportunities and conducted approximately 5,300 meetings with fund managers across multiple geographies and all four asset classes. During the last three years ended December 31, 2023, we allocated an average of $70 billion annually in capital to private markets on behalf of our clients, excluding legacy funds, feeder funds and research-only, non-advisory services.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $94 billion of our AUM as of March 31, 2024.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $49 billion of our AUM as of March 31, 2024.
•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Advisory relationships comprised $521 billion of our AUA and $14 billion of our AUM as of March 31, 2024.

•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $685 billion of client commitments as of March 31, 2024, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
Our Competitive Strengths
Truly Global Scale with Local Teams
Since our founding, we have invested and continue to invest significant time and resources building a global platform that we believe is well positioned to benefit from the continued growth and globalization of the private markets. Today, we have investment and implementation professionals in 27 cities across 16 countries on five continents.
Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Each of our offices follows a local staffing model, with local professionals who possess valuable insights, language proficiency and client relationships specific to that market. As of March 31, 2024, approximately 45% of our investment professionals were based outside the United States. We believe our focus on hiring local talent, supported by a deep bench of experienced investment professionals, has been critical in helping us attract a blue-chip, global client base.
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
As a result, we are able to offer a full suite of investment solutions to our clients, not only by assisting them with building customized private markets portfolios, but also offering other value-add services such as strategic planning and research, portfolio repositioning, and portfolio monitoring and reporting. We believe our value proposition as a full-service firm also helps us strengthen and grow our client relationships. As of March 31, 2024, 35% of our advisory clients also had an AUM relationship with us, and we advised or managed assets in more than one asset class for 34% of our clients, supporting our total capital responsibility growth.
Our focus on offering full-service, customized solutions to our clients is reflected in our business composition. As of March 31, 2024, we had 314 bespoke SMAs and focused commingled funds. For the year ended March 31, 2024, approximately 51% of our management and advisory fees were generated from focused commingled funds, 38% from SMAs, 10% from advisory, data and administrative services and 1% from fund reimbursement revenues.
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

PRIVATE EQUITY			REAL ESTATE
$82B(1)	$50B	$270B	$16B(1)	$8B	$168B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	155+			60
Investment professionals			Investment professionals

INFRASTRUCTURE			PRIVATE DEBT
$30B(1)	$20B	$60B	$28B(1)	$15B	$22B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	65+			45+
Investment professionals			Investment professionals
_____________________________
Note: Amounts may not sum to total due to rounding. Data presented as of March 31, 2024. AUM/AUA reflects final data for the prior period (December 31, 2023), adjusted for net new client account activity through March 31, 2024. Does not include post-period investment valuation or cash activity. Net asset value (“NAV”) data for underlying investments is as of December 31, 2023, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2023. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our dedicated in-house business development, marketing and client relations teams, comprising approximately 130 professionals in offices across 13 countries, maintain an active and transparent dialogue with our diverse and global client base. Consistent with our staffing model on the investment side, we ensure local clients are interfacing with business development professionals who have local expertise.
Preeminent Data and Analytics with Proprietary Software
Our data-driven, research-focused approach has been core to our investment philosophy since inception, which we believe is one of our biggest competitive strengths. Our data are organized around our proprietary software systems:
•SPI Research monitors investment opportunities and is used by our investment professionals as an investment decision making tool. As of March 31, 2024, SPI Research contained information on approximately 18,000 fund managers, 46,000 funds, 105,000 companies, and 227,000 investments. SPI Research initially augmented our own due diligence, investment and portfolio construction processes. In response to growing industry demand for private markets intelligence, we subsequently developed an interface for direct client access. Through SPI Research, our clients can access detailed, regularly updated information on managers through an intuitive, web-based user interface. Our research professionals utilize this technology to collect and develop qualitative and quantitative perspectives on investment opportunities.

•SPI Reporting monitors the performance of our clients’ investments and allows users, including our clients, to generate detailed analytics. SPI Reporting is used extensively by our StepStone Portfolio Analytics & Reporting (“SPAR”) team to provide customized portfolio analytics and reporting on the performance of our clients’ investments.
We also have a number of additional proprietary tools that we use and license in service of our clients, including our SPI Pacing tool that enables clients to forecast liquidity needs, our daily valuation engine that facilitates asset management solutions offering periodic subscription or liquidity (such as the mass affluent and defined contribution plan markets), ESG reporting dashboards that allow our clients to monitor their portfolio against these non-financial metrics, and a secondary pricing engine that drives operating leverage in our evaluation of larger and more complex transactions. The combination of SPI Research, SPI Reporting, and our other tools offers an end-to-end software technology and data solution that delivers significantly more information than most private markets investors have available, providing us with a meaningful advantage in our investment, due diligence and client relations efforts. Data science within private markets has historically been difficult due to the lack of standardization and the labor-intensive process of collecting and processing information. We have a dedicated Data and Software Engineering team, which manages and continues to develop our SPI Research and SPI Reporting platforms (and our additional proprietary tools built on these platforms) and supports our efforts to be a market leader in an area that is essential to evaluating private markets.
Strong Investment Performance Track Record
Our track record is a key point of differentiation to our clients. As shown below, we have outperformed the MSCI ACWI Index, the benchmark index used for comparison across all of our investment strategies on an inception-to-date basis as of December 31, 2023. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Performance” below for more information and explanatory footnotes.

(in billions except percentages and multiples)
Strategy	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Gross IRR	Net IRR	Net Multiple of Invested Capital	Net IRR versus Benchmark
Primaries	$296.6	$218.3	$136.1	$168.5	$304.6	11.5%	11.1%	1.4x	1.8%
Secondaries	19.6	16.8	10.1	14.8	24.9	19.4%	16.0%	1.4x	5.8%
Co-investments	44.8	42.4	23.2	44.3	67.5	16.7%	13.6%	1.5x	3.8%
Total	$361.0	$277.5	$169.4	$227.6	$397.0	12.5%	11.6%	1.4x	2.2%
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
We believe our revenue model has the following important attributes:
Sustainable and recurring management and advisory fees
Our management and advisory fees grew from $191 million in fiscal 2019 to $585 million in fiscal 2024, representing a 25% compounded annual growth rate. We have had a high level of success in retaining our advisory clients with an over 90% retention rate since inception.
Highly predictable with strong visibility into near-term growth
Our SMAs and focused commingled funds typically have an eight to 18-year maturity at inception, including extensions. As of March 31, 2024, we had $22.6 billion of committed but undeployed fee-earning capital, which we expect to generate management fees when deployed or activated.
Diverse
As of March 31, 2024, we had approximately 425 revenue-generating asset management and advisory programs and therefore are not dependent upon or concentrated in any single investment vehicle or client. For the year ended March 31, 2024, no single client contributed more than 6% of our total management and advisory fees, and our top 10 clients, which comprise over 55 separate mandates and commitments to commingled funds, contributed approximately 23% of our total management and advisory fees.
Upside from performance fees
As of March 31, 2024, we had over 200 investment programs with the potential to earn performance fees, consisting of over $75 billion in committed capital. As of March 31, 2024, our accrued carried interest allocations balance, which we view as a backlog of future carried interest allocation revenue, was $1,354 million. Approximately 74% of current accrued carried interest allocations is from StepStone Fund vintages of 2018 or prior.
Led by a Seasoned Team of Professionals Whose Interests Are Aligned with Clients and Our Stockholders
We believe our biggest asset is our people, and therefore we focus on consistently recruiting the best people, many of whom are proven leaders in their areas of expertise. As of March 31, 2024, 100 partners led the firm, with an average of over 20 years of investment or industry experience. As of March 31, 2024, nearly half of our employees have equity interests in us in the form of direct equity interests and/or restricted stock units under our 2020 Long-Term Incentive Plan (“LTIP”), and more than 200 employees are eligible to participate in our carried interest allocations in one or more of the asset classes.

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
Deploy already raised committed capital. As of March 31, 2024, we had $22.6 billion of capital not yet deployed across our various investment vehicles, which we expect to generate management fees when invested or activated.
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
Continue to Expand Our Distribution Channel for Private Wealth Clients
Many high-net-worth and mass affluent individual investors continue to have difficulty accessing private markets investment opportunities because of a lack of products currently available that satisfy regulatory and structural requirements related to liquidity, transparency and administration. We have developed an investment platform, StepStone Private Wealth LLC (“SPW”), designed to expand access to the private markets for accredited investors.
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

Monetize Our Data and Analytics Capabilities
Our proprietary database, SPI Research, provides access to valuable data that forms the cornerstone of our investing process. We license SPI Research to clients in the form of a traditional licensed offering as well as an “advisory-like” service where we offer the SPI Research license and limited advisory-type support from our team. This has allowed us to support the private markets activities of clients that are too small to participate in our full-service advisory offerings. SPI Reporting and SPI Research both allow users to leverage our research data, further enhancing our client experience and services. We also strategically use SPI Research and SPI Reporting as a competitive product bundle, for example, by providing both offerings to clients to secure more comprehensive mandates.
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

Our primaries business seeks out, and invests with, leading fund managers across the private markets asset classes. We aim to build top-performing global private markets portfolios through a research-intensive investment approach and strive to identify fund managers with top-quartile performance through active sourcing and in-depth evaluation, complemented by excellent deal execution. We leverage our SPI Research database to track a large cross section of fund managers and funds globally—irrespective of fundraising cycles.
Secondaries
Secondaries refer to investments in existing private markets funds or companies through the acquisition of an existing interest by one investor from another in a negotiated transaction. In so doing, the buyer will agree to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when a primary investment fund is three to seven years into its life, these investments are viewed as more mature.
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

Our co-investment program benefits from the access to fund managers we have through our scale and the approximately 5,300 meetings and calls that we conduct with fund managers on an annual basis. In each of these meetings and calls, we follow a protocol of inquiring about co-investments and monitoring compliance with the protocol through an automated tracking system.
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
Fund managers’ information is entered into SPI Reporting, our proprietary, web-based application and database for private market portfolio analytics and reporting. Data are reconciled daily to ensure data integrity and that pertinent details are entered correctly. In order to be included in SPI Reporting, a fund manager must send us sufficient materials, including specific data fields required by us. Performance data monitored by SPI Reporting is available back to 1971.
SPI Reporting supports investment monitoring and portfolio management and enhances transparency by providing users with a fast and intuitive user interface and web-based access to portfolio data. SPI Reporting users can access all of the data tracked by SPAR, including daily cash flow activity, quarterly valuations, and underlying asset-level detail, and have fully integrated access to our SPI by StepStone platform. SPI Reporting users can analyze investment-level and underlying asset-level performance by custom investment attributes, apply data filters, run grouped or granular reports while also having the ability to easily export these analyses. Users also have the ability to edit, run and export various portfolio analytics, including analyzing various return and preference metrics commonly used in the investment industry, such as return J-Curve, cash flow activity over time, multi-period internal rates of return and time-weighted rate of return.
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

Responsible Investment Philosophy
Responsible investment is a core tenet of our operating and investment philosophies. We believe that full integration of ESG factors in both our investment process and internal operations will improve long-term, risk-adjusted returns for our clients and stakeholders. We aim to continually improve and evolve our practices. As part of our responsible investment journey, we:
•Became a signatory to the United Nations Principles for Responsible Investment (“UNPRI”) in 2013;
•Adopted a Responsible Investment policy in 2014, which is reviewed annually;
•Became a formal supporter of the Task Force on Climate-Related Financial Disclosures (“TCFD”);
•Became a member of the Sustainability Accounting Standards Board (“SASB”) and created asset class responsible investment workgroups in 2019;
•Became a member of the GRESB and a founding signatory to the ILPA Diversity in Action initiative in 2020;
•Implemented standalone policies for climate and stewardship in 2022, reflecting TCFD-aligned climate considerations within our investment process and our approach to corporate sustainability, as well as our continued emphasis on stewardship practices in our investments;
•Became a founding financial services member supporting Ownership Works in 2022, a consortium of organizations dedicated to promoting employee ownership programs; and
•Became a signatory to the UK Stewardship Code in 2023.
Responsible Investment in the Investment Process
Composed of leaders from across our organization, the Responsible Investment Committee provides oversight and direction for our responsible investment process. Among other things, it reviews ESG-focused due diligence within our investment memoranda before they are submitted to the relevant Investment Committee.
Our ESG due diligence process is tailored for each asset class and strategy and incorporated into the broader business, financial, and operational diligence process — detailing a comprehensive set of ESG-related risk and return considerations.
Primary Investments
For all primary investments, we perform a review of each fund manager and fund’s responsible investment policy, implementation and monitoring framework. We evaluate the level of commitment, accountability and leadership engagement across the fund manager. We seek to understand how aligned their ESG processes are to established frameworks and how specific material risks and opportunities are considered including climate and modern slavery (e.g., forced labor, child labor, and human trafficking). Further, we evaluate their ESG monitoring and reporting systems. Where relevant, for impact strategies, we layer on an additional layer of due diligence focused on the quality of the fund manager's impact practices.

Co-investments
With respect to our co-investments, we complete an ESG assessment at both the manager and asset level. We use several tools to complete the latter, including information from the manager and company, along with SASB materiality standards, and for specific sectors information from GRESB. Post investment, we monitor the co-investment’s performance focusing on material financial and ESG factors. The majority of this monitoring is conducted through regular engagement with the fund manager supplemented by Limited Partner Advisory Committees of which we are a member. In cases where we hold a board or observer seat at the fund, we seek to be active in advocating for material issues as standard agenda items.
Secondaries
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
Impact
We have observed that investors globally are increasingly focused on the real world outcomes of their investment programs, typically referred to as impact investing. We look to work with clients in crafting customized investment programs that target non-financial objectives side-by-side with commercial financial objectives. These may include a focus on, for example, climate change, social equity and the United Nations’ Sustainable Development Goals. We believe impact programs build on our firm’s strong ESG foundations supplemented with specific impact practice considerations and evaluation. The impact sector is fast-growing and we see developments in this sector that we believe will increasingly allow for the deployment of capital at scale.
ESG in Our Corporate Operations
We are committed to incorporating ESG factors across our operational decision making and internal policies. Our key focus areas are diversity, equity and inclusion (“DEI”), managing our carbon footprint, and community engagement.
DEI
We value diversity among our staff and leadership, recognizing that through diversity, we gain a variety of perspectives, views, and ideas which strengthen our ability to strategize, communicate, and deliver on our mission. In addition to being the right thing to do, we believe building and maintaining a diverse, equitable and inclusive firm is critical to our mission and our success as a business. In short, we believe DEI:
•Makes us better investors, sharpens our analysis and makes us more effective communicators;
•Enables our firm to tap into our employees’ full potential; and
•Improves performance and contributes to a more sustainable enterprise.
In 2017, we established a global DEI Committee comprising senior and mid-level members from across our organization to evaluate our current diversity efforts, lead new initiatives to improve DEI at our firm, and continue to improve upon our policies and culture.

To build a diverse workforce, we are focused on expanding our recruiting processes and outreach to broaden our pipeline of potential candidates. These efforts allow us to build more diverse slates of prospective new hires. We actively monitor our progress in this regard.
Talent development, promotion and retention are also key components of our DEI efforts. This includes sponsorship programs, education and executive coaching opportunities. We have also continued to review and expand relevant policies, including our parental leave policies and related benefits.
Building awareness and engagement around the importance of DEI, both internally and externally, represents another core tenet of our efforts. As an example, our employees have launched multiple Employee Resource Groups (“ERGs”) established with the intention of providing a supportive community for employees of certain affinity groups and their allies. In addition, from time to time, we host internal and external networking and educational events in various jurisdictions, in support of DEI.
Finally, StepStone is a supporter of several organizations that advocate for further diversity in our industry.
Managing Our Carbon Footprint
We are focused on the firm’s carbon footprint as we seek to maintain carbon neutrality within our operations as a stated firm goal. As such, the following efforts have been undertaken:
•Since 2019, engaged a consultant on an annual basis to conduct a comprehensive carbon footprint measurement and analysis of our operations. Based on this analysis, we have funded several sustainable development projects to offset our carbon emissions and achieve carbon neutral status within our operations;
•Implementing tailored carbon reduction initiatives across our global offices, including recycling protocols, transitioning to electronic tablets during meetings and encouraging a “paperless” approach where practicable. As part of our vendor due diligence process, we have added specific climate-related queries to help us understand and evaluate vendor environmental efforts, such as whether they measure their carbon footprint and have initiatives in place to minimize or offset emissions; and
•Prioritizing selection of highly rated Leadership in Energy and Environmental Design (LEED) or comparable standard in leasing office space.
Community Engagement
We encourage and support community engagement. Our community program uses a global-and-local approach and is driven by our community involvement teams at many of our offices. Projects are organized locally and partnered with various service organizations within our communities dedicated to causes encompassing public service, education, environmental efforts, healthcare, and military veterans. Additionally, we have implemented a volunteer time-off policy that gives employees 16 hours per calendar year of paid time to volunteer at an organization of their choice. We actively monitor participation in these programs. We have also established a formalized charitable giving program with an employee matching component.

Our Clients
We believe the value proposition we offer across our asset management, advisory, data, portfolio monitoring and reporting services has resulted in strong relationships with our clients. Our client base includes some of the world’s largest public and private pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals globally. During the year ended March 31, 2024, nearly two-thirds of our management and advisory fees came from clients based outside of the United States, reflecting the strength and breadth of our relationships within the global investor community.
We believe the stability of our client base, reflecting in part the longer tenor of our SMAs and focused commingled funds, reflects the strength of the long-term client relationships we have developed. We have also had a high level of success in retaining our advisory clients with an over 90% retention rate since inception. At the same time, we believe we have been successful in expanding relationships with our clients, often expanding from advisory relationships to discretionary asset management relationships. Approximately 35% of our clients engage us for both asset management and advisory services.
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
•registered funds available to mass affluent and accredited investors in the United States; and
•global distribution of our institutional funds to family office investors and high-net-worth investors.
Our Private Wealth funds offer the following areas of differentiation to potential investors:
•Favorable structure. Our funds are structured to provide 1099 tax reporting instead of K-1s for US investors, a single investment instead of recurring capital calls, and the potential for periodic liquidity.
•Attractive track record and deep knowledge and expertise in private markets. We have extensive experience investing substantial capital in the private markets and have generated attractive risk-adjusted returns.
•Proprietary database and insights. Our proprietary SPI by StepStone system represents one of the industry’s most comprehensive and powerful databases.
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
Clients seeking a large-scale asset management engagement typically prefer an SMA rather than commitment to a focused commingled fund. SMAs and directly-managed assets represented approximately $94 billion of our AUM as of March 31, 2024.
Focused Commingled Funds
We organize and manage commingled funds that invest in primary, secondary and co-investment funds managed by third-party managers focused in our areas of expertise. Our focused commingled funds invest across a variety of private market strategies, which enables our clients to efficiently participate in these specialized strategies for which they otherwise may not be able to access due to the high minimum investment requirements. Focused commingled funds represented $49 billion of our AUM as of March 31, 2024.
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
Advisory and Data Services
Depending on the mandate, advisory and data services may include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice, and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Mandates for SPAR services typically include licensed access to SPI Reporting, our proprietary web-based performance monitoring and reporting solution. SPI Reporting allows our clients to customize performance measurement and benchmarking according to their unique specifications. Our advisory relationships comprised $521 billion of our AUA and $14 billion of our AUM as of March 31, 2024.
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
Recently, the SEC has adopted a number of significant new rules that may have a significant impact on our business, including new rules imposing a number of significant new disclosure and reporting requirements on private fund advisers and imposing substantive restrictions on certain types of practices by the private fund advisers that the SEC has deemed to be unfair or present conflicts of interest. In addition, the SEC has recently adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that will expand the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches.
A number of new rules have also been proposed by the SEC that, if adopted, could also have a significant impact on our business. These include new rules proposed by the SEC on ESG investing, safekeeping of client assets, management of cybersecurity risk by investment advisors, monitoring of service providers, and the use of artificial intelligence. In addition, the SEC and FinCEN have recently jointly proposed a new rule that will require investment advisers to adopt formal anti-money laundering and customer identification programs. If all of these rules are adopted in substantially the form in which they have been proposed, this will result in a significant increase in the compliance risks and regulatory burden of operating our business.

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

Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, European Union (“EU”), the European Economic Area (“EEA”) and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Singapore, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”), the EU Alternative Investment Fund Managers Directive II (“AIFMD II”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. The EU published AIFMD II in the Official Journal of the European Union on March 26, 2024. AIFMD II entered into force on April 15, 2024 and member states will have two years after publication to implement the rules into national law. Our EU-based subsidiary, StepStone Group Europe Alternative Investments Limited (“SGEAIL”), engages in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services, and is preparing for compliance with AIFMD II. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
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
The European Commission is introducing a package of legislative proposals to reform the EU anti-money laundering and counter-terrorist financing regime. The proposals, amongst others, clarify rules relating to internal policies and procedures, introduce more granular client due diligence requirements, clarify reliance on outsourcing and harmonize suspicious activity reporting. The European Parliament voted on the proposed legislation at its plenary session on April 24, 2024. The proposals are subject to formal adoption by the European Council, after which the adopted texts will be published in the Official Journal of the European Union. This is expected in summer 2024. EU member states will then have 36 months to transpose the legislation in to national law.
Regulation (EU) 2022/2554 on digital operational resilience for the financial sector (‘’DORA”) establishes a harmonized and comprehensive digital operational resilience framework across the whole EU financial sector by requiring a wide range of financial entities, including asset managers and investment firms, to manage their information and communication technology (“ICT”) risks in a robust and effective way through internal governance, control and risk frameworks. DORA also requires financial institutions to report major ICT-related incidents to regulatory authorities and undertake digital operational resilience testing. DORA will apply from January 17, 2025.
The EU Corporate Sustainability Reporting Directive (“CSRD”) is a framework that requires companies to include a large body of sustainability information in their annual reporting. It first takes effect for financial years beginning on or after January 1, 2024 for companies (EU and non-EU) with securities listed on an EU “regulated market.” From 2025, large private EU companies will be in scope. Asset managers with EU companies in their group may themselves be in scope of CSRD, subject to a size threshold. The CSRD will also impact EU portfolio companies, given the amount of preparation required to complete the reports required in 2025.
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
As of March 31, 2024, we had 990 employees globally, including 335 investment professionals and 655 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
Total Rewards
We strive to provide a competitive total rewards package.
Our compensation approach is performance based and determined by considering a combination of firm and individual performance. Cash compensation, in the forms of base salary, bonus and revenue share, is just one of several core elements of total rewards that we offer our team members. We also offer competitive health and wellness benefits, parental benefits described further below, volunteer time off, and company contributions to employees’ 401(k) plans. As a public company, we are able to diversify our employee ownership by providing equity grants to employees. Our LTIP provides us the ability to offer a variety of equity-based awards and our Employee Stock Purchase plan allows us to offer equity for purchase at an attractive discount to the market price through payroll deductions, in each case, to further incentivize our employees. In addition, we award annually a portion of carried interest allocations earned by us to certain employees. We believe we offer an engaging culture and opportunities for ongoing professional development. We believe that a strong, performance-oriented culture is the foundation for a stable organization that will attract and retain industry-leading talent. We offer our team members the benefit of a collegial, intellectually challenging environment where they are empowered to exercise their creativity.

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
•Partnerships and Outreach – In addition to promoting diversity and inclusion through our own events, such as hosting events encouraging undergraduate female students to pursue careers in finance, we sponsor and partner with several organizations dedicated to making financial services more diverse and inclusive. In addition, from time to time, we host internal and external networking and educational events in various jurisdictions, in support of DEI.
•Parental Leave and Benefits – We provide benefits such as paid parental leave, parental leave coaching for managers and employees, paying for travel for newborns and caretakers when the employee has business required travel, paid shipping of breast milk, and wellness rooms for new parents at our offices. We periodically review and seek to improve our parental leave policies and related benefits.
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
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of investments made by the StepStone Funds and advisory accounts. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the fund managers with which we invest. Markets in the last two years experienced meaningful headwinds, including increasing borrowing costs. The historical investment returns of the StepStone Funds and advisory accounts have benefited from investment opportunities and general market conditions, including favorable borrowing conditions in the debt markets during such historical periods, and we cannot assure you that the StepStone Funds, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions, particularly in light of recent higher interest rates and other market conditions. Further, we cannot assure you that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
If the investments we make on behalf of the StepStone Funds or recommend to clients perform poorly, we may suffer a decline in our revenues and earnings, and our ability to raise capital for future StepStone Funds may be materially and adversely affected.
Our revenue from our investment management solutions is derived from fees earned for our management of the StepStone Funds and advisory accounts, performance fees, including incentive fees and carried interest allocations with respect to certain of the StepStone Funds, and monitoring and reporting fees. In the event that the StepStone Funds or individual investments perform poorly, our revenues and earnings derived from performance fees will decline and make it more difficult for us to raise capital for new focused commingled funds or gain new SMA clients in the future. If we are unable to raise or are required to repay capital, our business, financial condition and results of operations would be materially and adversely affected.
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
In addition, with respect to our funds that are subject to the Investment Company Act of 1940, as amended (the “Investment Company Act”), each fund’s investment management agreement must be approved annually by (a) such fund’s board of directors and by a vote of the majority of such fund’s equity holders or (b) the independent members of such fund’s board of directors, as required by law. Termination of these agreements would cause us to lose the management fees and performance fees we earn from such funds, which could have a material adverse effect on our results of operations.
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

In addition, because our senior management and other professionals generally hold their economic interests through pass-through entities like the Partnership or other affiliated entities, which are not subject to U.S. federal and state entity-level income taxes, and our Class A common stockholders will hold their interests through StepStone Group Inc., which is subject to entity-level taxation as a corporation in the United States, conflicts relating to the selection and structuring of investments or other matters may arise between the Class B unitholders (who are also Class B stockholders of StepStone Group Inc.), Class C unitholders and Class D unitholders of the Partnership, on the one hand, and the Class A stockholders of StepStone Group Inc., on the other hand.
Recent and continuing higher interest rates or prospective decreases in the availability of credit may adversely affect the ability of the StepStone Funds to achieve attractive rates of return, particularly because certain funds and portfolio companies depend on leverage for a return on investment.
While interest rates have historically been low in recent years, various economic factors have recently resulted in a significant increase in interest rates and the rate of inflation, and may also reduce credit availability, all of which may adversely affect the ability of the StepStone Funds to achieve attractive rates of return and adversely affect the value of our carried interest. For instance, in fiscal 2023, we recorded a $122.3 million loss on unrealized carried interest allocations (net of the reversal of realized carried interest allocations) with respect to our historic operations, as well as a $452.2 million loss on Legacy Greenspring carried interest allocations.
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
Clients make capital commitments to StepStone Funds with commitment-based structures, and we are entitled to call capital at any time during prescribed periods that can extend for several years into the future. We depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any client that does not fund a capital call may be subject to penalties, potentially including forfeiting a significant amount of its existing investment in that fund. However, if a client has invested little or no capital, for instance early in the life of a fund, then the forfeiture penalty may not be a significant deterrent to default. Failure to fund capital calls may occur more frequently in the future, as a result of recent increases in interest rates, decreases in equity values and dislocations in the banking sector, or in the event of a continued economic slowdown. For example, in March 2023, Silicon Valley Bank was closed by state regulators and placed under receivership by the U.S. Federal Deposit Insurance Corporation, which temporarily delayed certain clients fulfilling capital calls to the StepStone Funds. In addition, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets may restrict or prohibit investors from investing in new or successor StepStone Funds or funding existing commitments. If clients fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or we have received net profits over the life of the fund in excess of our allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Our carried interest is generally determined at the end of the period on a hypothetical liquidation basis. As of March 31, 2024, if the funds were liquidated at their fair values, no material amounts would have been subject to contingent repayment. We cannot assure you that we will not incur a contingent repayment obligation in the future. Although a contingent repayment obligation is split among the various obligors, with each responsible for only its respective share, the governing agreements of the StepStone Funds generally provide that, to the extent another party who received a distribution does not fund its respective share, we are required to fund any additional amount beyond the amount of carried interest actually allocated to us, up to the entire amount of the relevant contingent repayment obligation. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes.
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
In addition, we may invest in businesses with capital structures that have significant leverage. The leveraged capital structure of such businesses increases the exposure of the funds’ portfolio companies to adverse economic factors, such as rising interest rates, downturns in the economy or deterioration in the condition of such business or its industry. If these portfolio companies default on their indebtedness, or otherwise seek or are forced to restructure their obligations or declare bankruptcy, we could lose some or all of our investment and suffer reputational harm. See “—Recent and continuing higher interest rates or prospective decreases in the availability of credit may adversely affect the ability of the StepStone Funds to achieve attractive rates of return, particularly because certain funds and portfolio companies depend on leverage for a return on investment.”

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

Ordinarily, assets held by a regulated financial institution are insured up to stated balance amounts—the U.S. Federal Deposit Insurance Corporation in the case of U.S. banks or the Securities Investor Protection Corporation in the case of U.S. broker-dealers. Customers of regulated financial institutions with amounts in excess of the relevant insurance limits are unsecured creditors with respect to cash and cash equivalents held with such institutions in excess of those relevant insurance limits, and therefore such excess amounts are subject to risk of loss, although uninsured depositors of a failed bank are given priority over general unsecured creditors of the same failed bank. Although governmental intervention has resulted in additional protections for uninsured depositors of failed banks, or facilitated acquisitions, there can be no assurance that governmental intervention will be successful or avoid the risk of loss.
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
We and our clients rely heavily on our proprietary data and technology platforms, including SPI Research and SPI Reporting, and associated tools, which form a valuable part of the services we offer to our clients. We also rely heavily on other financial, accounting, compliance, monitoring and reporting data processing systems. Our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. We expect that we will need to upgrade and expand the capabilities of our data processing systems and other operating technology in the future and we will incur costs to do so. We also rely on third-party service providers for certain aspects of our information and technology platforms and systems. Any failure, interruption or deterioration of proprietary data and technology platforms or other systems, including the loss or compromise of data by fire, natural disaster, power or telecommunications failure, or cybersecurity breaches or ransomware, or the failure of third-party service providers to perform could materially adversely affect our ability to provide services to our clients, harm our reputation, business or results of operations or result in regulatory intervention.
A compromise or corruption of our systems or that of our vendors containing confidential information could damage our business relationships and adversely affect our business, financial condition and results of operations.
We collect, process and store rapidly increasing volumes of highly sensitive data, including our proprietary business information and intellectual property, and personally identifiable information of our employees, our clients and others, in our data centers and on our networks, and with our vendors, service providers and government agencies. SPI Reporting includes funds, direct investments and co-investments that we monitor and report on for the StepStone Funds and advisory accounts. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm. Such events could damage our business relationships and adversely affect our business, financial condition and results of operations.

Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.
The frequency and sophistication of the cybersecurity threats and incidents we face continue to increase. As a result, we face a heightened risk of a cybersecurity incident or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including our proprietary data and technology platforms and other data processing systems, which can be vulnerable to security breaches or other cyber incidents. Our funds’ portfolio companies rely on similar systems and face similar risks, and such funds may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cybersecurity incidents may be an intentional attack, such as a hacker attack, ransomware, virus or worm, or an unintentional event and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals can attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cybersecurity incidents. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cybersecurity incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. We expect to be required to devote increasing levels of funding and resources to comply with evolving cybersecurity regulations, including the new SEC rules applicable to public companies as well as those expected to be promulgated by the SEC with respect to investment advisers, and to continue to monitor and enhance our information security procedures and controls. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience.
We also face cybersecurity risks associated with sensitive information provided to third parties. We rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of the StepStone Funds. Additionally, each of the jurisdictions in which we operate may require us to provide sensitive information to government agencies, including biographical, financial and tax information relating to our personnel or investments. The information systems of government agencies have previously been compromised and we believe they continue to be targets for cyber-criminals. Third-party service providers and their vendors are also susceptible to cyber and security threats. Any interruption or deterioration in the performance of these government agencies or third-party service providers, failures of their information systems and technology or cyber and security breaches could put our sensitive information at risk or result in the shutdown of a service provider, and indemnification by, or insurance coverage of, such service providers may not be sufficient to cover any damage or loss, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations. We may also need to expend additional resources to adapt our cybersecurity program to the evolving security landscape and to investigate and remediate vulnerabilities or other identified risks.

We are subject to numerous laws, regulations, and contractual obligations designed to protect our regulated data, and that of our customers. These include complex and evolving laws, rules, regulations, and standards relating to cybersecurity and data privacy in a number of jurisdictions. Such laws, rules, regulations, and standards pose increasingly complex compliance challenges and potential costs. Any loss of sensitive information and failure to comply with these requirements or other applicable laws and regulations in this area, could result in significant regulatory non-compliance exposure or other penalties and legal liabilities.
The result of these adverse incidents can include the inability to provide services to our clients, other disruptions of our business, corruption or modifications to our data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation.
Risk related to emerging and changing technology, including artificial intelligence, could impact our results of operations or financial condition.
Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications based on artificial intelligence, machine learning, or new approaches to data mining.
Risks related to artificial intelligence, including our use of third-party products incorporating artificial intelligence, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. In addition, the SEC has recently proposed new rules on the use of artificial intelligence by investment advisers that could add to the compliance risks and burdens of using this technology.
We may also be exposed to competitive risks related to the adoption and application of new technologies by established market participants or new entrants. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis. Additionally, the effort to gain technological expertise and develop new technologies in our business may be costly. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new artificial intelligence-facilitated technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, customer relationships and growth opportunities.
Poor implementation of new technologies, including artificial intelligence, by us or our third-party service providers, could subject us to additional risks we do not understand or cannot adequately mitigate, which could have an impact on our results of operations and financial condition.

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
As a private markets investment firm focused on providing customized investment solution services, we depend to a large extent on our relationships with our clients and our reputation for integrity and high-caliber professional services to attract and retain clients. As a result, if a client is not satisfied with our services, such dissatisfaction may be more damaging to our business than to other types of businesses. The importance of our reputation may increase as we seek to expand our client base and into new private markets.
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
Our non-U.S. operations carry special financial and business risks, which include: fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected changes in trading policies, regulatory and licensing requirements, tariffs and other barriers; local labor conditions, protections and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses or excise taxes (or other similar taxes); less stable political and economic environments; terrorism, political hostilities, war, outbreak of disease and other civil disturbances or other catastrophic events that reduce business activity; cultural and language barriers and the need to adopt different business practices in different geographic areas; and difficulty collecting fees and, if necessary, enforcing judgments.

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
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We will need to continue to invest in our human resources and our infrastructure as a result of the increasingly complex investment management industry, increasing sophistication of clients and our expansion into new jurisdictions. In addition, our newer private wealth platform has and will require ongoing development of new infrastructure. Legal and regulatory developments, including increasing levels of regulation by the SEC and other regulatory authorities outside of the United States, also contribute to the increasing level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis also poses challenges. In addition, our efforts to retain or attract qualified investment professionals may result in significant additional expenses.
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
We have entered into long-term agreements that provide for us to acquire all the equity interests of our asset class entities that we do not currently own.
On February 7, 2024, we entered into transactions agreements with each of SRA, SRE, and SPD (the “Asset Class Entities”). The transaction agreements provide a path to us owning all of the outstanding equity interests of SRA, SRE and SPD. The transaction agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in each Asset Class Entity for a combination of (i) newly-created Class D equity interests in StepStone Group LP, with terms substantially similar to the existing Class C units, in the case of SRE and SRA, or shares of our Class A common stock, in the case of SPD and (ii) cash, in up to ten annual exchanges beginning in 2024 (increased to up to fifteen annual exchanges in certain circumstances in case of the sellers of SRA equity interests).
The portion of each Asset Class Entity’s equity interests to be acquired in each annual exchange is set forth in an exchange schedule attached to the applicable transaction agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered will be calculated using exchange ratios determined each year based on a formula establishing an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Class A common stock relative to our estimated adjusted net income.
Because the amount of consideration to be paid will be determined based on future adjusted net income and trading values, we do not know whether any particular exchange will be accretive to our existing shareholders and can make no assurances that the exchanges will result in enhanced cash flows or results of operations. In addition, because each exchange will be subject to closing conditions and regulatory approvals, we cannot assure you that any particular annual exchange will occur on the contemplated timeline or at all.

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
We are party to a Credit Agreement with JPMorgan Chase Bank, N.A. and certain other lenders party thereto. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” and note 9 to our consolidated financial statements included elsewhere in this annual report for more information. Borrowings under the Credit Agreement, or any future debt we undertake, will expose us to the typical risks associated with the use of leverage. Significant future borrowings could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Restrictive covenants in agreements and instruments governing our current and future debt may adversely affect our ability to operate our business or limit our ability to engage in certain transactions or activities, including paying dividends or making other distributions on our Class A common stock. We cannot assure you that we will be able to maintain leverage levels in compliance with such covenants. Any failure to comply with these financial and other covenants, if not waived, could cause a default or event of default under such indebtedness.
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
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued rising interest rates, ongoing high inflation, reduced availability of credit, recession risk, regional and international bank failures, changes in laws and regulation, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine and Middle East conflicts), and potential recession. For example, inflation in the U.S. could remain high or increase, and heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs, which may put pressure on the profit margins of portfolio companies within our private market funds. The extent and impact of any sanctions imposed in connection with geopolitical conflicts may also cause additional financial market volatility and impact the global economy. Volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.
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

A major public health crisis, such as COVID-19 pandemic or a similar pandemic, could again severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.
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
We are subject to numerous regulations that may impact our business model. In the United States, our advisory and investment management businesses are subject to regulation by the SEC, the Commodity Futures Trading Commission, the Internal Revenue Service (the “IRS”) and other regulatory agencies, pursuant to, among other laws, the Investment Advisers Act, the Investment Company Act, the Securities Act, the Internal Revenue Code of 1986, as amended, (the “Code”), the Commodity Exchange Act, and the Exchange Act.
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
The SEC has increased its regulation and scrutiny of the asset management and private equity industries in recent years, focusing on the private equity industry’s fees, allocation of expenses to funds, allocation of fund investment opportunities, disclosures to clients, the allocation of broken-deal expenses, the management of conflicts of interest disclosures, valuation practices and other fiduciary obligations. The SEC has also recently fined financial services firms, including investment advisers, for insufficient monitoring of off-channel communications. The lack of readily ascertainable market prices for many of the investments made by the StepStone Funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC.

The SEC also adopted new Private Fund Adviser rules on August 23, 2023. The new rules require significant new reporting and disclosure requirements and implement new limitations on various dealings with clients that the SEC has deemed unfair or present conflicts of interests. In particular, the new rules will, among other things, require private fund advisers to (i) deliver quarterly reports to their investors providing standard performance metrics and information relating to fund expenses, (ii) provide full disclosure to all investors of any preferential treatment provided to some but not all investors in a fund, (iii) obtain audited financial statements for all of their funds and deliver copies of those financial statements to their investors, and (iv) obtain an independent fairness or valuation opinion in connection with any “adviser-led secondary transaction” involving a fund. In addition, the new rules impose substantive restrictions on various practices, including allocation of various types of regulatory costs to an adviser’s private funds, clawbacks of carried interest net of taxes, non pro rata allocations of transaction expenses, and borrowing from a fund. The new rules will increase operational costs and prevent certain practices that were previously industry standard business practices.
In addition, the SEC has recently adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that will expand the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches. The SEC has also adopted new rules related to cybersecurity applicable to public companies and has proposed a number of new rules that, if adopted, could also have a significant impact on our business. These include new rules proposed by the SEC on ESG investing, safekeeping of client assets, management of cybersecurity risk by investment advisers, monitoring of service providers, and the use of artificial intelligence. In addition, the SEC and FinCEN have recently jointly proposed a new rule that will require investment advisers to adopt formal anti-money laundering and customer identification programs. If all of these rules are adopted in substantially the form in which they have been proposed, this will result in a significant increase in the compliance risks and regulatory burden of operating our business.
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
As noted in “Business—Regulatory Environment—Foreign Regulation,” we provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. We continue to assess the impact of evolving regulatory developments outside of the United States on our business including, but not limited to, the revised EU regime for alternative investment fund managers, the new EU anti-money laundering and counter-terrorist financing regime, EU rules relating to digital operational resilience for the financial sector and the new EU framework for the collation and publication of sustainability information in annual reporting.

In addition, the European Union’s General Data Protection Regulation (the “GDPR”) and the California Consumer Privacy Act (“CCPA”) impose stringent data protection requirements, and we are also subject to additional national and state privacy laws. There are substantial financial penalties for breach of the GDPR, including up to the higher of 20 million Euros or 4% of group annual worldwide turnover. Non-compliance with GDPR, CCPA or similar regulation enacted elsewhere therefore represents a serious risk to our business.
Our private wealth investment platform is subject to additional regulatory requirements that could adversely impact its profitability. Certain U.S. funds we offer to private wealth investors are registered investment companies or business development companies under the Investment Company Act and we expect that additional funds we offer will also be registered investment companies or business development companies under the Investment Company Act or applicable laws in other jurisdictions. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of investment companies and business development companies. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements. In addition, we depend on third parties to assist us in complying with regulatory obligations with respect to such registered funds and business development companies.
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

Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment. There has been a greater level of SEC enforcement activity under the current U.S. presidential administration, including targeting practices which were not targeted by the prior U.S. presidential administration. The Biden administration and the current leadership of the SEC have also signaled that they intend to seek to enact further changes to numerous areas of law and regulations currently in effect. In particular, the SEC has signaled an increased emphasis on investment adviser and private fund regulation. As discussed above, for example, the SEC has recently adopted a number of significant new rules that may have a significant impact on our business, including new rules imposing a number of significant new disclosure and reporting requirements on private fund advisers and imposing substantive restrictions on certain types of practices by the private fund advisers that the SEC has deemed to be unfair or present conflicts of interest. A number of new rules have also been proposed by the SEC that, if adopted, could also have a significant impact on our business. These include new rules proposed by the SEC on ESG investing, safekeeping of client assets, management of cybersecurity risk by investment advisors, monitoring of service providers, and the use of artificial intelligence. In addition, the SEC and FinCEN have recently jointly proposed a new rule that will require investment advisers to adopt formal anti-money laundering and customer identification programs. The SEC is expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments (including the funds in which the StepStone Funds and our clients invests) and/or us, including by causing us to incur additional expenses.
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
Our businesses are subject to income taxation in the United States, as well as in many tax jurisdictions throughout the world. Tax rates in these jurisdictions may be subject to significant change. For example, the Inflation Reduction Act of 2022 imposes, among other things, a new excise tax on stock repurchases which could adversely impact the amount and/or timing of tax we may be required to pay. If our effective tax rate increases, our results of operations and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including, but not limited to, projected levels of taxable income in each jurisdiction, tax audits conducted and settled by various tax authorities, and adjustments to income taxes upon finalization of income tax returns.
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
Similar laws in non-U.S. jurisdictions, such as EU sanctions or the United Kingdom (“UK”) Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. In addition, the U.S. and other countries have begun imposing sanctions on Russia in connection with the ongoing Russia-Ukraine conflict, which may impact us, StepStone Funds and our portfolio companies to a degree which remains uncertain. Different laws contain conflicting provisions and continue to evolve, making compliance with all laws more difficult. Because different interpretations for current sanctions law may exist, we could become involved in disputes with respect to actions taken in compliance with our understanding of such laws. If we fail to comply with these laws and regulations, we could face claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to ensure strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of client confidence, any one of which could adversely affect our business prospects, financial condition and results of operations.

Regulation of investment advisers outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, the EU, the EEA, Switzerland, Japan, Korea, Canada, Brazil, and Singapore, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and the individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. As we expand into additional countries and jurisdictions, we may become subject to additional regulatory oversight and related compliance obligations. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation. In certain jurisdictions, including emerging markets jurisdictions, StepStone believes it operates appropriately under exceptions to applicable financial regulations. If, however, a regulator disagrees with our approach or interpretations, we could be subject to sanctions or fines and related reputational harm, or be limited in our ability to access such markets.
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

ESG matters have also been the subject of increased focus by regulators, including in the EU, the UK and the U.S. For example, the European Commission has adopted regulations as part of a package of legislative measures arising from its Action Plan on Sustainable Finance, which include, without limitation: (a) The Disclosure Regulation EU 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to ESG factors, which took effect beginning on March 10, 2021 and (b) The Taxonomy Regulation EU 2020/852 regarding the introduction of EU-wide taxonomy of environmentally sustainable activities, which entered into force on July 12, 2020. These and other proposals have resulted in the Non-Financial Disclosure Regulation, EU Taxonomy Regulation and the EU Sustainable Finance Disclosure Regulation. These legislative developments, which create disclosure obligations focusing on ESG issues, require additional disclosures to clients with respect to ESG factors, which may increase our compliance obligations and expenses, and could lead clients to reduce their investment with us. Our EU-based business, as well as any global product sales into the EU, is subject to these requirements. In November 2023, the UK Financial Conduct Authority published final rules on its Sustainable Disclosure Requirements (“SDR”), introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product levels, which aim to address potential greenwashing risks through the introduction of sustainable investment labels, disclosure requirements and restrictions on the use of sustainability-related terms in product naming and marketing, as well as through the introduction of disclosures consistent with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”). The FCA has stated that it intends to further expand the SDR and labelling rules in the future. Further, the UK is expected to create UK Sustainability Disclosure Standards (“UK SDS”) based on the sustainable disclosure standards developed by the International Sustainability Standards Board (“ISSB”). In the likely event that divergent sustainable investing disclosure obligations arise between the U.S., UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards. In the U.S., the SEC has created a Climate and ESG Task Force in its Division of Enforcement, which has and is expected to continue to focus on identifying any material gaps or misstatements in issuers’ disclosure of climate risks under existing rules. Separately, the SEC has identified ESG investing as an exam priority for investment advisers that offer ESG products and services. Further, in March 2024, the SEC issued regulations governing climate-related disclosure (which are currently stayed, however) and in 2023, California passed legislation relating to greenhouse gas emissions, climate-related financial risk, and climate-related emissions claims. The UK Financial Conduct Authority is introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product level.
Additionally, a lack of harmonization globally in relation to ESG legal and regulatory reform leads to a risk of fragmentation in group level priorities as a result of the different pace of sustainability transition across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing ESG standards and requirements. Failure to keep pace with sustainability transition could impact our competitiveness in the market and damage our reputation resulting in a material adverse effect on our business. In addition, our brand and reputation are also associated with our public commitments to various corporate ESG initiatives, including our goals for sustainability and inclusion and diversity. Any failure or perceived failure to achieve our disclosed commitments, could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts. Moreover, positions we take or do not take on social issues may be unpopular with some of our employees or with our clients or potential clients, which may in the future impact our ability to attract or retain employees or clients. While we strive to implement ESG practices, there can be no assurance that we will be able to identify all ESG issues or will be able to successfully implement our ESG policies. In addition, the use of ESG metrics in the investment process could be subjective and they are not subject to uniform standards, and, as such, there is no guarantee that we will be able to accurately assess and measure the ESG risks and ESG compliance of its investments and potential investments. ESG-based exclusionary criteria could result in a StepStone Fund foregoing opportunities to make certain investments when it might otherwise be advantageous to do so, and/or selling certain investments due to their ESG characteristics when it might be disadvantageous to do so. Devoting additional resources to ESG matters could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting ESG information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Given increased U.S. and European legal and regulatory focus on ESG matters, failure to comply with applicable legal and regulatory changes may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
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

We may be required to fund withholding tax upon certain exchanges of Class B units or newly-created Class D units into shares of Class A common stock by non-U.S. holders.
In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to 10% of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer absent an exception. Holders of Class B units or newly-created Class D units include non-U.S. holders. The partners holding Class B units or newly-created Class D units in the Partnership generally will be entitled to exchange such Class B units or newly-created Class D units for shares of Class A common stock on a one-for-one basis or, at our election, for cash. To the extent withholding is required and we elect to deliver shares of Class A common stock (rather than cash), we may not have sufficient cash to satisfy such withholding obligation, and we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.
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
We believe that we are primarily engaged in the investment advisory service business, specifically that of providing customized investment solutions and advisory, and data services to our clients and not in the business of investing, reinvesting or trading in securities. We also believe that the primary source of income from each of our businesses is properly characterized as income earned in exchange for the provision of services. We hold ourselves out as an asset management firm and do not propose to engage primarily in the business of investing, reinvesting or trading in securities. Accordingly, we do not believe that StepStone Group Inc., the General Partner or the Partnership is an “orthodox” investment company as defined in section 3(a)(1)(A) of the Investment Company Act and described in the first bullet point above. Further, a majority of the Partnership’s assets consist of direct and indirect ownership interests as the general partner or managing member of the StepStone Funds we sponsor. We believe these interests in the StepStone Funds are not investment securities. The Partnership also will hold minority interests in certain operating subsidiaries that are consolidated on the Partnership’s financial statements as “variable interest entities.” See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Organizational Structure—Ownership of Our Businesses” for additional information regarding our variable interest entities. The Partnership’s interests in these subsidiaries may be considered investment securities under section 3(a)(1)(C) of the Investment Company Act. However, the value of these subsidiaries is not large enough to cause the Partnership’s holdings in investment securities to exceed the 40% threshold under section 3(a)(1)(C). StepStone Group Inc.’s unconsolidated assets consist primarily of Class A units of the Partnership and 100% of the interests in the General Partner. StepStone Group Inc. is the sole managing member of the General Partner and, in such capacity, indirectly operates and controls all of the Partnership’s business and affairs. We do not believe StepStone Group Inc.’s managing member interest in the General Partner is an investment security. Therefore, we believe that less than 40% of StepStone Group Inc.’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis comprise assets that could be considered investment securities. Accordingly, we do not believe StepStone Group Inc. is an inadvertent investment company by virtue of the 40% test in section 3(a)(1)(C) of the Investment Company Act as described in the second bullet point above. In addition, we believe StepStone Group Inc. is not an investment company under section 3(b)(1) of the Investment Company Act because it is primarily engaged in a non-investment company business.

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
The Sunset Holders, who are members of our senior leadership team, beneficially owned approximately 30.6% of the outstanding Partnership units as of March 31, 2024. Because they hold their economic interest in the Partnership directly, the members of our senior leadership team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior leadership team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when to terminate either Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

We rely on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly-owned, which may provide us less effective operational control than wholly owning such subsidiaries.
Certain of our consolidated subsidiaries are not wholly-owned by us. To the extent these subsidiaries are not wholly-owned by us, substantially all of the other owners are current StepStone professionals working for the related businesses. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Organizational Structure—Ownership of Our Businesses.” We have relied, and expect to continue to rely, on a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these businesses. As described above, SSG and the Partnership have entered into agreements with each of SRE, SRA and SPD, providing a path to full ownership of these subsidiaries. However, these arrangements may not be as effective in providing us with control over these operations as would wholly owning these subsidiaries. For example, the other owners of these subsidiaries typically have contractual rights to be significantly represented on the board of directors or other governing body of the relevant subsidiary as well as the right to participate in certain decisions affecting the subsidiary, and may assert interests that are in conflict with the interests of StepStone with regard to significant decisions affecting these subsidiaries. As a result, the arrangements we use to control the subsidiaries that are not wholly-owned may not fully protect our interests. If control over these subsidiaries and their operations is exerted less effectively by StepStone, our ability to conduct our business and our results of operations may be adversely affected.
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
Under the terms of the StepStone Limited Partnership Agreement, the Partnership is obligated to make pro rata tax distributions to us and other partners of the Partnership. We may receive distributions significantly in excess of our tax liabilities and our obligations to make payments under the Tax Receivable Agreements. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include the payment of a cash dividend on the Class A common stock, payment of obligations under the Tax Receivable Agreements or the purchase of additional units in the Partnership. To the extent we do not take such actions and instead, for example, hold such cash balances, substantial cash may accumulate at SSG and not be invested in our business. In addition, Class B, Class C and Class D limited partners in the Partnership would benefit from any value attributable to such accumulated cash balances as a result of their ownership of Class A common stock following an exchange of their units for Class A common stock.

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
We have paid quarterly cash dividends consistently since the fourth quarter of fiscal 2021and have occasionally declared special dividends. We may in the future continue to pay cash dividends to our stockholders, but our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of the Partnership to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreements) and pay dividends to our stockholders. Through our ownership of a 100% membership interest in the General Partner, we expect to cause the Partnership to make distributions to its partners, including us. However, the ability of the Partnership to make such distributions will be subject to its results of operations, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is also subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
General Risk Factors
The market price of our Class A common stock has been, and may continue to be volatile, which could cause the value of stockholders’ investments to decline.
The price of our Class A common stock has been volatile, and we have a relatively limited trading history. During fiscal 2024, the closing price of our Class A common stock ranged from a low of $21.10, and to a high closing price of $36.41. The closing price of our Class A common stock ranged from a low of $34.55, and to a high of $38.36 in fiscal 2025 to date. The price of our Class A common stock may continue to be volatile in the future. The factors described in this “Risk Factors” section may have a significant impact on the market price of our Class A common stock.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We maintain a cybersecurity program that is reasonably designed to protect our information, and that of our clients, portfolio companies and investment managers with which we conduct business, against cybersecurity threats that may result in significant adverse effects on the confidentiality, integrity, and availability of our information systems.
Governance
Board of Directors
The board of directors oversees our processes for assessing and managing risk. Our audit committee is responsible for reviewing and discussing our practices with respect to risk assessment and risk management, including risks related to information technology and cybersecurity. The board of directors and audit committee periodically review the measures implemented by us to identify and mitigate risks from cybersecurity threats. As part of such reviews, the board of directors and audit committee receive reports and presentations from those responsible for overseeing our cybersecurity risk management, including the Managing Director, Head of Information Technology (“Head of IT”) and our Legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers, industry participants, service providers and other third parties. The Head of IT also periodically presents to the board of directors and audit committee, including to describe our information security infrastructure and improvements made, and to report on any significant developments. From time to time, external legal advisers provide education to the board of directors and/or audit committee in respect of information security related developments and to provide training in respect of directors’ responsibilities. We have a framework under which certain cybersecurity incidents are escalated and, where appropriate, reported to the board of directors or audit committee in a timely manner.
Management
We have a cybersecurity working group composed of members of the Information Technology (including Information Security), Legal and Compliance departments, including the Head of IT, Chief Legal Officer, Chief Compliance Officer, and a number of their respective team members. The working group meets regularly to identify and mitigate data protection and cybersecurity risks, implement information security governance mechanisms, discuss developments in information security, and discuss and respond to any significant cyber incidents. The working group is expected to escalate matters of significance to our Incident Response Team, ERMC (defined below) and/or the disclosure committee, as appropriate.
We have adopted an Incident Response Plan (“IRP”) that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process leverages the NIST framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation. The IRP applies to all personnel, networks and systems, third-party systems and end-user devices.
In addition, we have an Enterprise Risk Management Committee (“ERMC”) composed of a number of members of senior management from operations across our businesses, legal, compliance, information technology, finance, human resources and internal audit and risk. The ERMC was established to oversee and promote the efficient and effective management of our enterprise risks. Cybersecurity and significant information security matters are to be brought before the ERMC or certain of its members, and matters of primary significance are to be further escalated and reported to our Global Executive Committee and the audit committee of our board of directors, as appropriate.
At the management level, the Head of IT, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices and reports directly to the President and Co-Chief Operating Officer. The Head of IT receives reports on cybersecurity threats from his team and external service providers on an ongoing basis and, in conjunction with management, reviews risk management measures implemented by us to identify and mitigate data protection and cybersecurity risks. The Head of IT works closely with our Legal and Compliance departments to oversee compliance with legal, regulatory and contractual security requirements and to develop reports and presentations to the board of directors and its audit committee. The Head of IT is responsible for providing training to employees in respect of information security.

Risk Management and Strategy
We take a multifaceted approach to managing risk from cybersecurity threats. Our cybersecurity program leverages people, processes, and technology to identify and respond to cybersecurity threats in a timely manner. Our information security program and supporting policies apply to all employees, contractors and certain vendors servicing the firm. The program outlines the development, maintenance, and distribution of information security policies and procedures that detail the implementation and maintenance of the information security program and its safeguards, and cover various areas such as information handling, user access management, encryption, data retention and backups, computer and network security and monitoring, physical security, incident reporting and response, service provider oversight, and employee and contractor use of technology. We also undergo annual SOC 1 Type 2 testing of our financial processes and supporting technical controls.
In addition to the foregoing, we conduct regular employee trainings on cybersecurity and perform phishing exercises to test employees’ understanding of how to identify social engineering attacks. We perform diligence, including in respect of information security, of vendors and third parties with significant access to confidential information and personal data, and periodically monitor such vendors. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems. We conduct annual penetration testing performed by a rotating group of third-party security firms to test our technical controls and security response. Our internal audit team has also conducted a cybersecurity assessment to test our preparedness. In addition to our internal cybersecurity capabilities and third-party penetration testing, we also, at times, engage consultants or other third parties to assist with assessing, identifying, and managing cybersecurity risks.
Material Cybersecurity Risks, Threats & Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. To date, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an effect. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.”, which should be read in conjunction with the foregoing information.
Item 2. Properties.
We lease our corporate headquarters office space located at 277 Park Avenue, 45th Floor, New York, NY 10172. We also lease space for our offices located in Baltimore, Beijing, Charlotte, Chicago, Cleveland, Dallas, Dublin, Frankfurt, La Jolla, London, Luxembourg, Mexico City, Miami, Orlando, Palo Alto, Perth, Rome, San Francisco, Santiago, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We do not own any real property. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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
Holders of Record
As of May 22, 2024, there was one stockholder of record of our Class A common stock and there were 58 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividend Policy
The declaration and payment of any dividends is subject to the approval of the board of directors of the Company, which may change our dividend policy at any time. Holders of our Class B common stock will not be entitled to dividends distributed by the Company, but will share in the distributions made by the Partnership on a pro rata basis as further discussed below. On May 23, 2024, we announced a quarterly cash dividend of $0.21 per share of Class A common stock and a supplemental cash dividend of $0.15 per share of Class A common stock, both payable on June 28, 2024 to holders of record at the close of business on June 14, 2024. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2024, respectively. The declaration of this supplemental dividend does not guarantee that the Company will declare supplemental dividends in the future and the board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal year 2023.
Subject to funds being legally available, we intend to cause the Partnership to make distributions to each of its partners, including SSG, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow SSG to make payments under the Tax Receivable Agreements, and non-pro rata payments to SSG to reimburse it for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, SSG shall receive the full amount of its tax distribution before the other partners receive any distribution and the balance, if any, of funds available for distribution shall be distributed to the other partners pro rata in accordance with their assumed tax liabilities. The declaration and payment of any other dividends by SSG will generally be at the sole discretion of its board of directors, which may change our dividend policy at any time. Holders of our Class B common stock will not be entitled to dividends distributed by SSG, but will share in the distributions made by the Partnership on a pro rata basis through their concurrent ownership of Class B units of the Partnership. In connection with deciding whether to pay any dividend to our Class A stockholders, the board of directors will take into account:
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
To the extent that the tax distributions SSG receives exceed the amounts SSG actually is required to pay taxes and other expenses and make payments under the Tax Receivable Agreements (because of the lower tax rate applicable to SSG than the assumed tax rate on which such distributions are based or because a disproportionate share of the taxable income of the Partnership may be required to be allocated to partners in the Partnership other than SSG), our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, including potentially causing SSG to contribute such excess cash (net of any operating expenses) to the Partnership. Concurrently with any potential contribution of such excess cash, in order to maintain the intended economic relationship between the shares of Class A common stock and the Partnership units after accounting for such contribution, the Partnership and SSG, as applicable, may undertake ameliorative actions, which may include reverse splits, reclassifications, combinations, subdivisions or adjustments of outstanding Partnership units and corresponding shares of Class A common stock, as well as corresponding adjustments to the shares of Class B common stock. To the extent that SSG contributes such excess cash to the Partnership (and undertakes such ameliorative actions), a holder of Class A common stock would not receive distributions in cash and would instead benefit through an increase in the indirect ownership interest in the Partnership represented by such holder’s Class A common stock. To the extent that SSG does not distribute such excess cash as dividends on the Class A common stock or otherwise undertake such ameliorative actions and instead, for example, holds such cash balances, the limited partners of the Partnership (not including SSG) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their Class B units or Class C units for shares of the Class A common stock, notwithstanding that such limited partners may previously have participated as holders of Class B units or Class C units in distributions by the Partnership that resulted in such excess cash balances at SSG.
Recent Sales of Unregistered Securities
Except as previously disclosed in Current Reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended March 31, 2024.
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

The following graph depicts the total cumulative stockholder return on our common stock from September 16, 2020, the first day of trading of our Class A common stock on Nasdaq, through March 31, 2024, relative to the performance of the S&P 500 Index and the Dow Jones US Asset Managers Index. The graph assumes an initial investment of $100.00 at the close of trading on September 16, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
09/16/20
03/31/21
03/31/22
03/31/23
03/31/24
StepStone Group Inc.
S&P 500 Index
Dow Jones US Asset Managers Index

	September 16, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024
StepStone Group Inc.	$100.00	$141.36	$134.05	$101.29	$155.14
S&P 500 Index	$100.00	$118.33	$136.80	$126.20	$163.89
Dow Jones US Asset Managers Index	$100.00	$140.46	$153.12	$138.32	$182.85
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this annual report on Form 10-K. In this annual report references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership. Unless otherwise indicated, references in this annual report to fiscal 2024, fiscal 2023 and fiscal 2022 are to our fiscal years ended March 31, 2024, 2023 and 2022, respectively.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2024, we were responsible for approximately $678 billion of total capital, including $157 billion of assets under management (“AUM”) and $521 billion of assets under advisement (“AUA”).
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 27 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of March 31, 2024, we had 990 total employees, including 335 investment professionals and 655 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $94 billion of our AUM as of March 31, 2024.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $49 billion of our AUM as of March 31, 2024.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Advisory relationships comprised $521 billion of our AUA and $14 billion of our AUM as of March 31, 2024.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. SPI Reporting tracked detailed information on over $685 billion of client commitments as of March 31, 2024, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Current Events
In 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected. In calendar 2023 and through the first quarter of 2024, most financial markets posted positive returns, despite inflation remaining elevated and ongoing concerns of a sustained period of higher interest rates, slowing economic growth and moderated job gains.
We are continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict, banking system volatility, Middle East conflicts and the geopolitical responses thereto, and to assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally.”

Corporate Transactions
Purchase of Asset Class Non-Controlling Interests
On February 7, 2024, SSG and the Partnership entered into agreements (the “Transaction Agreements”) with SRA, SRE and SPD (the “Asset Class Entities”), their respective asset class heads as seller representatives, the seller parties signatory thereto, and certain other parties. The Transaction Agreements provide a path to SSG and the Partnership owning all of the outstanding equity interests of the Asset Class Entities over a defined period of time.
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) newly-created Class D equity interests in the Partnership with terms substantially similar to the Partnership’s existing Class C Units, in the case of SRE and SRA, or shares of Class A common stock, in the case of SPD, and (ii) cash (at our discretion for all exchanges except the initial exchange), in up to ten annual exchanges (or up to fifteen annual exchanges in certain circumstances in the case of the sellers of SRA equity interests).
The portion of the equity interests to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered will be calculated using exchange ratios determined each year based on a formula establishing an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for our Class A common stock relative to our estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place, in which case if not met the exchange would be skipped and combined in a subsequent year if and when the minimum adjusted trading multiple was met.
Pursuant to each Transaction Agreement, and subject to receipt of required regulatory and other approvals, the consideration for the first exchange will be calculated using a reference date of April 1, 2024 (the “Initial Reference Date”) and the first exchange will be consummated promptly following the Initial Reference Date upon the satisfaction or waiver of the conditions set forth in such Transaction Agreement applicable to the first exchange, including publication of our audited financial statements for the fiscal year ending March 31, 2024. The Transaction Agreements also provide for up to nine subsequent annual exchanges (or up to 14 subsequent exchanges in certain circumstances in the case of SRA), in each case with a calculation reference date of April 1 and consummation promptly following satisfaction or waiver of the conditions set forth in such Transaction Agreement, including delivery of our audited financial statements. Each Transaction Agreement provides that beginning after the fifth annual exchange, future exchanges may be accelerated into one final exchange in certain circumstances.
Greenspring Back Office Solutions Transaction
On December 31, 2023, we completed the sale of 100% of the equity interests in Greenspring Back Office Solutions, LLC (“GBOS”) in exchange for a secured promissory note in the amount of $8.4 million to be received by us over approximately six years. GBOS was acquired by us as part of the Greenspring Acquisition and was primarily engaged in the business of providing fund administration services for a select number of third-party managed venture capital funds as well as the Company’s venture capital focused commingled funds and separately managed accounts (together, the “venture funds”). The GBOS team comprised approximately 40 employees as of December 31, 2023. GBOS was sold to a newly formed, independent entity owned by a number of former employees of GBOS, and renamed Viridis Fund Solutions, LLC (“Viridis”). Viridis is expected to continue to perform fund administration services for our venture funds as well as for its current and future third-party clients. The results of GBOS’s operations have been included in the consolidated financial statements through December 31, 2023.

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

Greenspring Acquisition
On September 20, 2021, we completed the acquisition of 100% of Greenspring in exchange for (i) cash consideration of approximately $185 million, net of an agreed upon adjustment based upon Greenspring’s net working capital balance at the closing date, (ii) 12,686,756 shares of Class A common stock and (iii) 3,071,519 newly issued Class C units of the Partnership. The transaction agreement also included an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. The acquisition of Greenspring, a venture capital platform, has expanded our private markets capabilities. The results of Greenspring’s operations were included in the consolidated financial statements effective September 20, 2021.
Equity Transactions
In March 2024, we issued 1,283,584 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,283,584 Class B units in accordance with elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 109,919 shares of Class A common stock to certain limited partners of the Partnership in exchange for 109,919 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of Class A units of the Partnership were issued to us.

In September 2023, we issued 105,598 shares of Class A common stock to certain limited partners of the Partnership in exchange for 105,598 Class B units in accordance with elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 551,954 shares of Class A common stock to certain limited partners of the Partnership in exchange for 551,954 Class C units in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement. A corresponding number of Class A units of the Partnership were issued to us.
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
Pursuant to the StepStone Limited Partnership Agreement, the Class B Exchange Agreement and Class C Exchange Agreement that SSG and the Partnership entered into with partners holding Class B units and Class C units of the Partnership, respectively, each Class B unit or Class C unit is exchangeable for one share of SSG’s Class A common stock or, at SSG’s election, for cash, subject to certain restrictions specified in the relevant exchange agreement. When a Class B unit or Class C unit is surrendered for exchange, it will not be available for reissuance. When a Class B unit is exchanged for a share of SSG’s Class A common stock, a corresponding share of SSG’s Class B common stock will automatically be redeemed by SSG at par value and canceled. There are no corresponding shares of common stock for the Class C units. In connection with the first exchange related to the Transaction Agreements, it is anticipated that the Partnership’s Limited Partnership Agreement will be amended to include Class D units and such Class D units will be treated similarly to Class C units.

The diagram below illustrates our organizational structure as of March 31, 2024.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of March 31, 2024 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 30.6% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 58.3% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.

Ownership of Our Businesses
Certain of our consolidated subsidiaries are not wholly-owned by us. To the extent these subsidiaries are not wholly-owned, substantially all of the other owners are current StepStone professionals working for the related businesses. We believe this ownership structure has benefited us by aligning our interests with the interests of our employees. We use, and expect to continue to use, a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these businesses. As described above, SSG and the Partnership have entered into agreements with each of SRE, SRA and SPD, providing a path to full ownership of these subsidiaries. SSG consolidates all entities that it controls due to a majority voting interest or because it is the primary beneficiary of a variable interest entity. See note 4 to our consolidated financial statements included elsewhere in this annual report for information on variable interest entities. The diagram below summarizes the ownership structure of the Partnership’s consolidated operations on a fully diluted basis.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.39% of average FEAUM in fiscal 2023 and 2024, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.82% and 0.93% of average FEAUM in fiscal 2023 and 2024, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.54% and 0.59% of average FEAUM in fiscal 2023 and 2024, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of March 31, 2024, we had over $75 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 200 programs.

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
Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to us from limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2024 and 2023, no material amounts for potential clawback obligations had been accrued.
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
Other income (loss) includes foreign currency transaction gains and losses, non-operating activities, and amounts associated with the Consolidated Funds.

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
Redeemable non-controlling interests in subsidiaries represent the redeemable economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees in those entities that were established in connection with the Transaction Agreements. Redeemable non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.

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
Our AUM is calculated as the sum of (i) the NAV of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of March 31, 2024 reflects final data for the prior period (December 31, 2023), adjusted for net new client account activity through March 31, 2024. NAV data for underlying investments is as of December 31, 2023, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2023. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of March 31, 2024 reflects final data for the prior period (December 31, 2023), adjusted for net new client account activity through March 31, 2024. NAV data for underlying investments is as of December 31, 2023, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2023. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV.

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

	Year Ended March 31,
(in thousands)	2024	2023	2022
Revenues
Management and advisory fees, net	$585,140	$497,179	$380,257
Performance fees:
Incentive fees	25,339	9,663	11,593
Carried interest allocations:
Realized	49,401	131,089	200,718
Unrealized	126,908	(253,342)	585,851
Total carried interest allocations	176,309	(122,253)	786,569
Legacy Greenspring carried interest allocations(1)	(75,157)	(452,163)	187,106
Total performance fees	126,491	(564,753)	985,268
Total revenues	711,631	(67,574)	1,365,525
Expenses
Compensation and benefits:
Cash-based compensation	292,962	252,180	197,482
Equity-based compensation	42,357	24,940	13,996
Performance fee-related compensation:
Realized	37,687	79,846	91,208
Unrealized	74,694	(119,039)	312,903
Total performance fee-related compensation	112,381	(39,193)	404,111
Legacy Greenspring performance fee-related compensation(1)	(75,157)	(452,163)	187,106
Total compensation and benefits	372,543	(214,236)	802,695
General, administrative and other	167,317	147,159	110,468
Total expenses	539,860	(67,077)	913,163
Other income (expense)
Investment income (loss)	7,452	(2,509)	26,160
Legacy Greenspring investment income (loss)(1)	(9,087)	(44,075)	32,586
Investment income of Consolidated Funds	28,472	9,315	—
Interest income	3,664	1,921	337
Interest expense	(9,331)	(4,189)	(1,113)
Other income (loss)	2,455	(1,420)	2,249
Total other income (expense)	23,625	(40,957)	60,219
Income (loss) before income tax	195,396	(41,454)	512,581
Income tax expense	27,576	3,821	28,300
Net income (loss)	167,820	(45,275)	484,281
Less: Net income attributable to non-controlling interests in subsidiaries	37,240	35,194	26,608
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(9,087)	(44,075)	32,586
Less: Net income (loss) attributable to non-controlling interests in the Partnership	59,956	(19,772)	231,202
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	15,838	1,776	—
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	5,782	—	—
Net income (loss) attributable to StepStone Group Inc.	$58,091	$(18,398)	$193,885
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3, 5 and 15 to our consolidated financial statements included elsewhere in this annual report.

Revenues
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Total revenues increased $779.2 million to $711.6 million for fiscal 2024 as compared to fiscal 2023, due to positive carried interest allocations in the current year as compared to a reversal of carried interest allocations in the prior year period, a lower reversal of legacy Greenspring carried interest allocations in the current period as compared to the prior year, and higher management and advisory fees, net and incentive fees, in each case, as described below.
Management and advisory fees, net increased $88.0 million, or 18%, to $585.1 million for fiscal 2024 as compared to fiscal 2023. The increase was driven by new client activity and 9% growth in average FEAUM across the platform, as well as retroactive fees of $11.6 million from the closings of StepStone’s private equity secondaries, multi-strategy global venture capital, special situation real estate secondaries, multi-strategy growth equity and infrastructure co-investment funds. The prior year period included $2.8 million of retroactive fees from the final closing of StepStone Capital Partners V (“SCP V”) and additional closings on StepStone’s multi-strategy global venture capital fund.
Incentive fees increased $15.7 million, or 162%, to $25.3 million for fiscal 2024 as compared to fiscal 2023, reflecting positive investment performance and higher realization activity.
Realized carried interest allocation revenues decreased $81.7 million, or 62%, to $49.4 million for fiscal 2024 as compared to fiscal 2023, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $49.4 million, unrealized carried interest allocation revenues increased $298.6 million to $176.3 million for fiscal 2024 compared to fiscal 2023. The increase in unrealized carried interest allocations for fiscal 2024 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $377.0 million, or 83%, to $(75.2) million for fiscal 2024 as compared to fiscal 2023. Fiscal 2024 reflects gross realized carried interest allocations of $59.7 million and unrealized carried interest allocations, net of the reversal of carried interest allocations, of $(134.9) million. Fiscal 2023 reflects gross realized carried interest allocations of $74.7 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(526.8) million.
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
Net management and advisory fees increased $116.9 million, or 31%, to $497.2 million for fiscal 2023 as compared to fiscal 2022. The increase was driven by new client activity and 28% growth in average FEAUM (or 21% excluding the impact of Greenspring) across the platform, as well as retroactive fees of $2.8 million from the final closing of SCP V and additional closings on StepStone’s multi-strategy global venture capital fund. The prior year period included $7.7 million of retroactive fees from the final closing of StepStone Tactical Growth Fund III and additional closings of SCP V.

Incentive fees decreased $1.9 million, or 17%, to $9.7 million for fiscal 2023 as compared to fiscal 2022, reflecting lower realization activity.
Realized carried interest allocation revenues decreased $69.6 million, or 35%, to $131.1 million for fiscal 2023 as compared to fiscal 2022, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $131.1 million, unrealized carried interest allocation revenues decreased $908.8 million, or 116%, to $(122.3) million for fiscal 2023 as compared to fiscal 2022. The decrease in unrealized carried interest allocations for fiscal 2023 primarily reflected a net decrease in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
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
Expenses
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Total expenses increased $606.9 million to $539.9 million for fiscal 2024 as compared to fiscal 2023. The overall increase resulted from a lower reversal of legacy Greenspring performance fee-related compensation and increases in performance fee-related compensation, cash-based compensation, general, administrative and other expenses and equity-based compensation, in each case, as described below.
Cash-based compensation increased $40.8 million, or 16%, to $293.0 million for fiscal 2024 as compared to fiscal 2023, due to increased staffing and compensation levels. Our average full-time headcount increased 11% in the current year period as compared to the prior year period.
Equity-based compensation increased $17.4 million, or 70%, to $42.4 million for fiscal 2024 as compared to fiscal 2023. The increase was primarily attributable to an increase in expenses related to liability classified awards in the current year period of $14.3 million as compared to the prior year period, as well as the full year impact of restricted stock units (“RSUs”) awarded to certain employees and directors in the prior year period and additional grants of RSUs granted in the current year period and no comparable expense for these grants in the prior year period.
Performance fee-related compensation expense increased $151.6 million to $112.4 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $42.2 million, or 53%, to $37.7 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting lower realization activity.
Legacy Greenspring performance fee-related compensation expense increased $377.0 million, or 83%, to $(75.2) million for fiscal 2024 as compared to fiscal 2023. Fiscal 2024 reflects gross realized performance fee-related compensation expense of $59.7 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(134.9) million. Fiscal 2023 reflects gross realized performance fee-related compensation expense of $74.7 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(526.8) million.

General, administrative and other expenses increased $20.2 million, or 14%, to $167.3 million for fiscal 2024 as compared to fiscal 2023. The overall increase primarily reflected increases of $7.9 million due to a higher loss on change in fair value for contingent consideration obligation, $4.0 million in professional fees, $2.9 million in information and technology expenses, $2.9 million of travel and associated costs for investment evaluation and client service, $2.6 million due to a prior year gain within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms and $1.5 million in occupancy costs, partially offset by a decreases of $2.0 million in transaction costs and other general operating expenses.
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
Equity-based compensation increased $10.9 million, or 78%, to $24.9 million for fiscal 2023 as compared to fiscal 2022. The increase was primarily attributable to the inclusion of expense related to liability classified awards in the current year period and no comparable expense in the prior year period, as well as the full year impact of RSUs awarded to certain employees and directors in the prior year period and additional grants of RSUs granted in the current year period.
Performance fee-related compensation expense decreased $443.3 million to $(39.2) million for fiscal 2023 as compared to fiscal 2022, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation decreased $11.4 million, or (12)%, to $79.8 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting lower realization activity. The decrease was partially offset by an increase reflecting realized carried interest allocations recognized in the current year period from certain funds for which a higher portion is paid to employees as realized performance fee-related compensation.
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

Other Income (Expense)
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Investment income (loss) increased $10.0 million to income of $7.5 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss increased $35.0 million, or 79%, to $9.1 million for fiscal 2024 as compared to fiscal 2023. Fiscal 2024 reflects gross realized investment income of $5.3 million and unrealized investment loss, net of the reversal of realized investment income, of $14.4 million. Fiscal 2023 reflects gross realized investment income of $6.6 million and unrealized investment loss, net of the reversal of realized investment income, of $50.6 million.
Investment income of Consolidated Funds increased $19.2 million, or 206%, to $28.5 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $1.7 million, or 91%, to $3.7 million for fiscal 2024 as compared to fiscal 2023 primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to Consolidated Funds was $1.6 million in the current year period as compared to $0.2 million in the prior year period.
Interest expense increased $5.1 million, or 123%, to $9.3 million for fiscal 2024 as compared to fiscal 2023. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other income (loss) increased $3.9 million to income of $2.5 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting a gain of $5.3 million in the current year period for amounts received as part of negotiations with a third party related to certain corporate matters, partially offset by a loss of $0.8 million associated with the sale of a subsidiary.
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Investment income decreased $28.7 million to a loss of $(2.5) million for fiscal 2023 as compared to fiscal 2022, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
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
Our effective income tax rate was 14.1%, (9.2)%, and 5.5% for fiscal 2024, 2023 and 2022, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate primarily because a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of such non-controlling interests. Additionally, during fiscal 2022, we recorded a benefit of $25.3 million related to the full release of the valuation allowance as a result of the deferred tax liability recorded in connection with the Greenspring acquisition.
The Organization for Economic Co-operation and Development (“OECD”) implemented Pillar Two, which establishes a global minimum corporate tax rate of 15% on large multinational enterprises across their worldwide operations. Generally, legislation pertaining to these rules is either in effect or underway in several of the jurisdictions where we operate, while ongoing uncertainty surrounds the adoption of the minimum tax directive by the U.S. There is no impact to our tax provision for the year ended March 31, 2024. We will continue to evaluate both U.S. and global legislative developments concerning Pillar Two for future reporting periods.
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Income tax expense increased $23.8 million, or 622%, to $27.6 million for fiscal 2024 as compared to fiscal 2023. The increase in tax expense was primarily driven by pre-tax net income for fiscal 2024 compared to pre-tax net loss for fiscal 2023.
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Income tax expense decreased $24.5 million, or 86%, to $3.8 million for fiscal 2023 as compared to fiscal 2022. The decrease in tax expense was primarily driven by pre-tax net loss for fiscal 2023 compared to pre-tax net income for fiscal 2022.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $2.0 million, or 6%, to $37.2 million for fiscal 2024 as compared to fiscal 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net income attributable to non-controlling interests in subsidiaries increased $8.6 million, or 32%, to $35.2 million for fiscal 2023 as compared to fiscal 2022. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.

Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $(9.1) million, $(44.1) million, and $32.6 million for fiscal 2024, 2023 and 2022, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B and Class C unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $60.0 million, $(19.8) million and $231.2 million for fiscal 2024, 2023 and 2022, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $15.8 million and $1.8 million for fiscal 2024 and 2023, respectively, which represents income of the Consolidated Funds attributable to third-party investors. We did not consolidate any StepStone Funds prior to fiscal 2023.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $5.8 million for fiscal 2024. There were no redeemable non-controlling interests in subsidiaries prior to fiscal 2024.
Operating Metrics
Assets Under Management
AUM was $134 billion as of March 31, 2022, $138 billion as of March 31, 2023 and $157 billion as of March 31, 2024.
Assets Under Advisement
Assets related to our advisory accounts were $436 billion as of March 31, 2022, $482 billion as of March 31, 2023 and $521 billion as of March 31, 2024.
Fee-Earning AUM
Year Ended March 31, 2024
FEAUM increased $8.4 billion, or 10%, to $93.9 billion as of March 31, 2024 as compared to $85.4 billion as of March 31, 2023. Of the increase, $3.6 billion was from SMAs and $4.9 billion was from focused commingled funds.
Year Ended March 31, 2023
FEAUM increased $10.3 billion, or 14%, to $85.4 billion as of March 31, 2023 as compared to $75.2 billion as of March 31, 2022. Of the increase, $5.8 billion was from SMAs and $4.5 billion was from focused commingled funds.

	Year Ended March 31, 2024
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$55,345	$30,086	$85,431
Contributions(1)	6,327	6,115	12,442
Distributions(2)	(4,080)	(1,841)	(5,921)
Market value, FX and other(3)	1,305	601	1,906
Ending balance	$58,897	$34,961	$93,858

	Year Ended March 31, 2023
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$49,586	$25,587	$75,173
Contributions(1)	9,658	5,509	15,167
Distributions(2)	(4,208)	(1,162)	(5,370)
Market value, FX and other(3)	309	152	461
Ending balance	$55,345	$30,086	$85,431
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of March 31,
(in millions)	2024	2023	2022
FEAUM
Private equity	$49,869	$45,766	$40,396
Infrastructure	20,114	19,274	17,737
Private debt	15,477	14,361	12,216
Real estate	8,398	6,030	4,824
Total	$93,858	$85,431	$75,173

	As of March 31,
	2024	2023
Weighted-average fee rate(1)
Private equity(2)	0.74%	0.66%
Real estate, infrastructure and private debt asset classes(3)	0.42%	0.41%
Total	0.59%	0.54%
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
Undeployed Fee-Earning Capital
As of March 31, 2024, we had $22.6 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present before the consolidation of StepStone Funds on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income (loss) as none of the economics are attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise adjusted management and advisory fees, net, adjusted incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income (loss), (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, (d) amortization of intangibles, (e) net income (loss) attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary, (f) charges associated with acquisitions and corporate transactions, and (g) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.

Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise adjusted management and advisory fees, net, adjusted incentive fees (including the deferred portion) and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
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
Fee-Related Earnings
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
FRE increased $33.6 million, or 22%, to $189.8 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting higher net management and advisory fees, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
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
Adjusted Revenues and Adjusted Net Income
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Adjusted revenues increased $23.1 million, or 4%, to $665.1 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting increases in adjusted management and advisory fees, net and adjusted incentive fees, including the deferred portion, partially offset by lower realized carried interest allocation revenues.

ANI decreased $3.3 million, or 2%, to $139.4 million for fiscal 2024 as compared to fiscal 2023, primarily due to lower net realized performance fee-related earnings (adjusted incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation), a higher allocation of income to non-controlling interests and higher interest expense. The decrease was partially offset by the increase in FRE.
Year Ended March 31, 2023 Compared to Year Ended March 31, 2022
Adjusted revenues increased $48.0 million, or 8%, to $642.0 million for fiscal 2023 as compared to fiscal 2022, primarily reflecting increases in adjusted management and advisory fees, net, and adjusted incentive fees, including the deferred portion, partially offset by lower realized carried interest allocation revenues.
ANI decreased $30.3 million, or 18%, to $142.7 million for fiscal 2023 as compared to fiscal 2022, primarily due to lower net realized performance fee-related earnings, a higher allocation of income to non-controlling interests and higher interest expense. The decrease was partially offset by the increase in FRE.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for fiscal 2024, 2023 and 2022.

	Year Ended March 31,
	2024	2023	2022
(in thousands, except share and per share amounts)
ANI	$139,393	$142,663	$172,943

Weighted-average shares of Class A common stock outstanding – Basic(1)	63,489,135	61,884,671	49,833,760
Assumed vesting of RSUs	512,152	669,966	1,289,809
Assumed vesting and exchange of Class B2 units	2,542,751	2,475,501	2,476,681
Exchange of Class B units in the Partnership(1)	46,356,244	46,780,724	52,028,095
Exchange of Class C units in the Partnership(2)	2,234,191	2,807,243	1,563,316
Adjusted weighted-average shares	115,134,473	114,618,105	107,191,661

ANI per share	$1.21	$1.24	$1.61
_______________________________
(1)Assumes the full exchange of Class B units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement.
(2)Assumes the full exchange of Class C units in the Partnership for Class A common stock of SSG pursuant to the Class C Exchange Agreement.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Year Ended March 31,
(in thousands)	2024	2023	2022
Total revenues	$711,631	$(67,574)	$1,365,525
Unrealized carried interest allocations	(126,908)	253,342	(585,851)
Deferred incentive fees	2,392	3,892	1,438
Legacy Greenspring carried interest allocations	75,157	452,163	(187,106)
Management and advisory fee revenues for the Consolidated Funds(1)	1,239	147	—
Incentive fees for the Consolidated Funds(2)	1,549	—	—
Adjusted revenues	$665,060	$641,970	$594,006
______________________________
(1)Reflects the add back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the add back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
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

	Year Ended March 31,
(in thousands)	2024	2023	2022
GAAP management and advisory fees, net	$585,140	$497,179	$380,257
Management and advisory fee revenues for the Consolidated Funds(1)	1,239	147	—
Adjusted management and advisory fees, net	$586,379	$497,326	$380,257

GAAP incentive fees	$25,339	$9,663	$11,593
Incentive fee revenues for the Consolidated Funds(2)	1,549	—	—
Adjusted incentive fees	$26,888	$9,663	$11,593

GAAP interest income	$3,664	$1,921	$337
Interest income earned by the Consolidated Funds(3)	(1,645)	(195)	—
Adjusted interest income	$2,019	$1,726	$337

GAAP other income (loss)	$2,455	$(1,420)	$2,249
Adjustments(4)	(3,879)	86	(3,560)
Adjusted other loss	$(1,424)	$(1,334)	$(1,311)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.

(2)Reflects the add back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(3)Reflects the removal of interest income earned by the Consolidated Funds.
(4)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters, loss on sale of subsidiary and the removal of the impact of the consolidation of the Consolidated Funds.
The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Year Ended March 31,
(in thousands)	2024	2023	2022
Income (loss) before income tax	$195,396	$(41,454)	$512,581
Net income attributable to non-controlling interests in subsidiaries(1)	(49,220)	(39,054)	(28,100)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	9,087	44,075	(32,586)
Unrealized carried interest allocations	(126,908)	253,342	(585,851)
Unrealized performance fee-related compensation	74,694	(119,039)	312,903
Unrealized investment (income) loss	(907)	8,012	(17,661)
Impact of Consolidated Funds	(26,076)	(8,897)	—
Deferred incentive fees	2,392	3,892	1,438
Equity-based compensation(2)	36,635	21,914	13,174
Amortization of intangibles	42,406	43,481	24,497
Tax Receivable Agreements adjustments through earnings	312	(244)	(3,560)
Non-core items(3)	21,565	17,580	26,260
Pre-tax ANI	179,376	183,608	223,095
Income taxes(4)	(39,983)	(40,945)	(50,152)
ANI	139,393	142,663	172,943
Income taxes(4)	39,983	40,945	50,152
Realized carried interest allocations	(49,401)	(131,089)	(200,718)
Realized performance fee-related compensation(5)	37,687	79,846	91,208
Realized investment income	(6,545)	(5,503)	(8,499)
Adjusted incentive fees(6)	(26,888)	(9,663)	(11,593)
Deferred incentive fees	(2,392)	(3,892)	(1,438)
Adjusted interest income(6)	(2,019)	(1,726)	(337)
Interest expense	9,331	4,189	1,113
Adjusted other loss(6)(7)	1,424	1,334	1,311
Net income attributable to non-controlling interests in subsidiaries(1)	49,220	39,054	28,100
FRE	$189,793	$156,158	$122,242
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.

(3)Includes (income) expense related to transaction costs ($4.9 million in fiscal 2024, $6.9 million in fiscal 2023, and $14.2 million in fiscal 2022), lease remeasurement adjustments ($(0.1) million in fiscal 2024 and $(2.7) million in fiscal 2023), accelerated depreciation of leasehold improvements for changes in lease terms ($1.9 million in fiscal 2024 and $1.5 million in fiscal 2023), severance costs ($0.3 million in fiscal 2023 and $1.6 million in fiscal 2022), loss on change in fair value for contingent consideration obligation ($17.2 million in fiscal 2024, $9.4 million in fiscal 2023, and $9.6 million in fiscal 2022), compensation paid to certain employees as part of an acquisition earn-out ($2.2 million in fiscal 2024, $2.3 million in fiscal 2023, and $0.8 million in fiscal 2022), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million in fiscal 2024), loss on sale of subsidiary ($0.8 million in fiscal 2024) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3%, 22.3% and 22.5% applied to pre-tax ANI for fiscal 2024, 2023 and 2022, respectively. The 22.3% rate for fiscal 2024 and fiscal 2023 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%. The 22.5% rate for fiscal 2022 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.5%. The decline in the blended statutory rate for fiscal 2023 compared to fiscal 2022 was due to updates in our state apportionment.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($3.8 million in fiscal 2024, $11.4 million in fiscal 2023, and $1.8 million in fiscal 2022).
(6)Excludes the impact of consolidating the Consolidated Funds.
(7)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(0.3) million in fiscal 2024, $0.2 million in fiscal 2023, and $3.6 million in fiscal 2022) gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million in fiscal 2024), and loss on sale of subsidiary ($0.8 million in fiscal 2024).
Investment Performance
The following tables present information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through December 31, 2023 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of December 31, 2023;
•“Net Multiple of Invested Capital” refers to (a) the sum of Realized Distributions from underlying investments to the fund plus the fund’s NAV, divided by (b) Cumulative Invested Capital. Multiple of Invested Capital is presented net of management fees, carried interest and expenses charged by underlying fund managers, as well as StepStone’s management fees, performance fees and expenses;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of December 31, 2023 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Gross IRR” refers to IRR net of management fees, performance fees and expenses charged by the underlying fund managers, but gross of StepStone’s management fees, performance fees and expenses;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone;
•“MSCI ACWI Direct Alpha” refers to the MSCI All Country World Index, the benchmark index used for comparison below. The MSCI All Country World Index is a free float-adjusted market capitalization-weighted index of nearly 2,840 world stocks that is designed to measure the equity market performance of developed and emerging markets. We believe the MSCI All Country World Index is commonly used by private markets investors to evaluate performance. The Direct Alpha calculation methodology allows private markets investment performance to be evaluated against a public index by compounding capital invested, capital distributed and net asset values to a single point in time in the benchmark’s life, removing fluctuations of the public index and leaving only the non-market return above/below the index; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).

StepStone Performance Summary by Investment Strategy(1),(2)

(in billions except percentages and multiples)
Strategy(3)	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Gross IRR(4)	Net IRR(4)	Net Multiple of Invested Capital(4)	Net IRR versus Benchmark(5)
Primaries	$296.6	$218.3	$136.1	$168.5	$304.6	11.5%	11.1%	1.4x	1.8%
Secondaries	19.6	16.8	10.1	14.8	24.9	19.4%	16.0%	1.4x	5.8%
Co-investments	44.8	42.4	23.2	44.3	67.5	16.7%	13.6%	1.5x	3.8%
Total	$361.0	$277.5	$169.4	$227.6	$397.0	12.5%	11.6%	1.4x	2.2%
______________________________
(1)Performance data shown in the table above is on an inception-to-date basis as of December 31, 2023. Overall performance includes all investments StepStone recommends and subsequently tracks, including advisory co-investments and infrastructure investments made prior to January 1, 2015, the performance summary of Courtland, for which the track record dates back to September 1994. Overall performance excludes (i) all client-direct investments, (ii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment, (iii) syndicated loan portfolio totaling $0.5 billion, and (iv) investments made by legacy private equity acquired businesses. USD returns for StepStone recommended investments are calculated on a constant currency adjusted USD reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Primaries include open-end investments, and co-investments include venture capital and growth equity direct investments for private equity, and asset management investments for infrastructure direct asset management investments.
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
(3)Inception date reflects date of the first investment: September 1994 for primaries, December 2004 for secondaries and June 2001 for co-investments.
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
ii.Secondaries management fee: 125 basis points, 125 basis points and 95 basis points for private equity, real estate and infrastructure, respectively, of capital commitments in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee; 65 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.
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

v.Private equity secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; infrastructure secondaries and co-investments include 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; real estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle; private debt secondaries and co-investments include 10.0% of paid and unrealized carry, with a 5.0% preferred return hurdle; and the StepStone VC Platform primaries, secondaries and co-investments/directs include 5.0%, 5.0% and 20.0%, respectively, of paid and unrealized carry with no preferred return hurdle.
(5)Reflects outperformance of investments as compared to the MSCI ACWI Total Return using the Direct Alpha public market equivalent method.
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	15.5%	1.6x	Core/Core+ fund investments	5.5%	1.3x	Core/debt	7.3%	Direct lending	7.3%
Secondaries	16.5%	1.5x	Value-add/opportunistic fund investments	8.9%	1.3x	Core+/value-add - primary fund investments	10.8%	Distressed debt	8.6%
Co-investments(7)	16.6%	1.6x	Real estate debt fund investments	5.5%	1.2x	Core+/value-add - secondary fund investments	14.9%	Other(9)	7.2%
			Value-add/opportunistic secondaries & co-investments	12.2%	1.2x	Core+/value-add - co-investments	13.7%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of December 31, 2023, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2023. For investment returns where NAV data is not available by the business day occurring on or after 115 days following December 31, 2023, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,591 investments totaling $185.2 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 265 client-directed private equity investments, totaling $30.8 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity funds.
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
ii.Secondaries management fee: 125 basis points, 125 basis points and 95 basis points for private equity, real estate and infrastructure, respectively, of capital commitments in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee; 65 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.

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
v.Private equity secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; infrastructure secondaries and co-investments include 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; real estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle; private debt secondaries and co-investments include 10.0% of paid and unrealized carry, with a 5.0% preferred return hurdle; and the StepStone VC Platform primaries, secondaries and co-investments/directs include 5.0%, 5.0% and 20.0%, respectively, of paid and unrealized carry with no preferred return hurdle.
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
(5)Real estate includes 481 investments totaling $78.2 billion of capital commitments and excludes (i) 87 client-directed real estate investments, totaling $13.7 billion of capital commitments, (ii) 12 secondary/co-investment core/core+ or credit investments, totaling $720.0 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Infrastructure includes 271 investments totaling $54.1 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 34 client-directed infrastructure investments, totaling $5.9 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 893 investments totaling $46.3 billion of capital commitments and excludes (i) 41 client-directed debt investments, totaling $2.9 billion of capital commitments, (ii) 53 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments), and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(9)Other includes mezzanine debt, collateralized loan obligations, leasing, regulatory capital, trade finance, intellectual property/royalty, real estate debt and infrastructure debt.
Liquidity and Capital Resources
Sources and Uses of Liquidity
We generate cash primarily from management and advisory fees and performance fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities, (b) realizations from investment activities, (c) borrowings, interest payments and repayments under credit agreements and other borrowing arrangements, (d) funding capital commitments to our funds, and (e) funding our growth initiatives, including capital expenditures for property, equipment, and acquisitions to expand into new businesses.

As of March 31, 2024, we had $144.1 million of cash, cash equivalents and restricted cash ($182.3 million including Consolidated Funds) and $1,489.1 million of investments in StepStone Funds, including $1,354.1 million of accrued carried interest allocations, against $148.8 million in debt obligations, net of debt issuance costs, and $719.5 million in accrued carried interest-related compensation payable.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) performance fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, and to make investments in the StepStone Funds. We believe we will have sufficient cash to meet our obligations for the next 12 months.
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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Year Ended March 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$161,522	$151,183	$214,281
Net cash used in investing activities	(47,347)	(30,807)	(210,241)
Net cash used in financing activities	(57,978)	(108,021)	(70,439)
Effect of exchange rate changes	(3,402)	(287)	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,795	$12,068	$(66,414)
Operating Activities
Operating activities provided $161.5 million, $151.2 million and $214.3 million of cash for fiscal 2024, 2023 and 2022, respectively. For fiscal 2024, 2023 and 2022, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $243.9 million, $214.5 million and $222.9 million;
•net change in operating assets and liabilities of $18.8 million, $(32.6) million and $(8.6) million;
•adjustments for unrealized investment income from Consolidated Funds of $(26.1) million, $(9.3) million and $0 million;
•net purchases of investments of Consolidated Funds of $75.1 million, $21.3 million and $0 million; and
•net change in operating assets and liabilities of Consolidated Funds of $0.1 million, $(0.2) million and $0 million.

Investing Activities
Investing activities used $47.3 million, $30.8 million and $210.2 million of cash for fiscal 2024, 2023 and 2022, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $19.0 million, $16.4 million and $15.1 million;
•net contributions to investments in legacy Greenspring entities of $8.8 million, $8.8 million and $11.6 million;
•purchases of fixed assets of $19.6 million, $5.6 million and $2.1 million; and
•cash payments for acquisitions, net of cash acquired, of $0 million, $0 million and $181.5 million.
Financing Activities
Financing activities used $58.0 million, $108.0 million and $70.4 million for fiscal 2024, 2023 and 2022, respectively, and primarily consisted of the following:
•sale of non-controlling interests of $3.0 million, $0 million and $0 million;
•proceeds from capital contributions from non-controlling interests $0 million, $0.2 million and $0.1 million;
•net borrowings on revolving credit facility (including payment of deferred financing costs) of $50.0 million, $35.0 million and $62.6 million;
•purchase of non-controlling interests of $0 million, $0 million and $3.0 million;
•payment of deferred offering costs of $0 million, $0 million and $1.7 million;
•distributions to non-controlling interests of $97.3 million, $109.5 million and $107.5 million;
•proceeds from capital contributions to legacy Greenspring entities of $12.5 million, $13.4 million and $15.1 million;
•distributions to non-controlling interests in legacy Greenspring entities of $9.0 million, $11.1 million and $11.3 million;
•dividends paid to common stockholders of $68.5 million, $50.0 million and $23.9 million;
•payments for employee taxes related to the net settlement of RSUs of $0.7 million, $2.7 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $10.3 million, $6.0 million and $0.8 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $62.3 million, $22.8 million and $0 million.

Revolving Credit Facility
We are party to a credit agreement, as amended in April 2023, with various lenders (the “Credit Agreement”) that was arranged by JPMorgan Chase Bank, N.A., as administrative agent, and provides for a $225.0 million multicurrency Revolver with a five-year maturity. As of March 31, 2024, we had $148.8 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of March 31, 2024 was 7.42%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of March 31, 2024, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2024, we had outstanding letters of credit totaling $6.5 million.

On May 16, 2024, the Partnership (the “Borrower”), our subsidiary, entered into an amended and restated credit agreement, among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto (the “A&R Credit Agreement”). The A&R Credit Agreement amends and restates the certain Credit Agreement, dated as of September 20, 2021, by and among us, as initial borrower, the Borrower, as subsequent borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, as amended by Amendment No. 1 to the credit agreement, dated as of April 17, 2023. The A&R Credit Agreement provides for certain modifications to the Credit Agreement, including increasing the aggregate principal amount of the commitments thereunder to $300 million (as such amount may be later increased from time to time in accordance with the terms of the A&R Credit Agreement), extending the maturity date of the revolving facility to 2029, and certain other changes as set forth therein.
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
In March 2024, we issued 1,283,584 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,283,584 Class B units pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 109,919 shares of Class A common stock to certain limited partners of the Partnership in exchange for 109,919 Class C units pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On May 23, 2024, we announced a quarterly cash dividend of $0.21 per share of Class A common stock and a supplemental cash dividend of $0.15 per share of Class A common stock, both payable on June 28, 2024 to holders of record as of the close of business on June 14, 2024. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2024, respectively. The declaration of this supplemental dividend does not guarantee that we will declare supplemental dividends in the future and our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

The following table presents information regarding quarterly cash dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08
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
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2024, we were required to maintain approximately $17.7 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.
Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments.
The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2024:

	Total	Less than 1 year	Years 1-3	Years 3-5	Thereafter
Operating lease obligations(1)	$159,780	$15,371	$31,696	$28,179	$84,534
Contingent earn-out payments(2)	53,449	53,449	—	—	—
Debt obligations(3)	150,000	—	150,000	—	—
Interest on debt obligations(4)	27,546	11,134	16,412	—	—
Capital commitments(5)	115,651	115,651	—	—	—
Capital commitments in legacy Greenspring funds(6)	67,759	67,759	—	—	—
Total	$574,185	$263,364	$198,108	$28,179	$84,534
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2039. The table only includes guaranteed minimum lease payments under these agreements, including leases signed but not yet commenced at the period end, and does not project other lease-related payments.
(2)In September 2021, we completed the acquisition of 100% of Greenspring. The transaction agreement provides for the payment of an earn-out of up to $75 million that is payable in 2025 subject to the achievement of certain management fee revenue targets for calendar year 2024. Future cash payments represent the fair values as of March 31, 2024. See note 6 to our consolidated financial statements included elsewhere in this annual report for more information on contingent consideration liabilities.
(3)Debt obligations presented in the table relate to the Revolver, which has a maturity date of September 20, 2026. The balance outstanding under the Revolver as of March 31, 2024 has been presented as an obligation payable in the years

1-3 column as there are no scheduled or required principal payments on the Revolver until the maturity date on September 20, 2026.
(4)Interest on debt obligations consists of projected future interest payments for amounts drawn on the Revolver using interest rates in effect as of March 31, 2024, which has been calculated assuming no additional principal payments will be made and the outstanding balance will be held until its final maturity date. These projected interest payments may differ in the future based on the balance outstanding on the Revolver, as well as changes in market interest rates.
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
Management and Advisory Fees, Net
We recognize management and advisory fee revenues when control of the promised services is transferred to customers, in an amount that reflects the consideration that we expect to receive in exchange for those services. For asset management services and the arrangement of administrative services, we satisfy these performance obligations over time because the customer simultaneously receives and consumes the benefits of the services as they are performed. Advisory fees from contracts where we do not have discretion over investment decisions are generally based on fixed amounts and typically billed quarterly. Management fees are reflected net of certain professional and administrative services and distribution and servicing fees paid to third parties for which we are acting as an agent. Management fees include income-based incentive fees, which are based on net investment income of certain funds that are regulated as a business development company (“BDC”). Capital gains-based incentive fees from BDC funds are recognized as performance fees.
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

Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to us from unaffiliated limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in each respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of ASC 606.
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
We consider our cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility, and contingent consideration balance to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 to our consolidated financial statements for additional details regarding the fair value of our contingent consideration balance and note 9 for additional details regarding the fair value of our revolving credit facility balance.

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
Tax Receivable Agreements
The Tax Receivable Agreements provide for payment by SSG to the Class B limited partners, Class C limited partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. In connection with the Greenspring acquisition, the sellers receiving Class C units of the Partnership became parties to the Exchanges Tax Receivable Agreement and in connection with the closings under the Transaction Agreements for SRE and SRA, the sellers receiving Class D units of the Partnership will become parties to the Exchanges Tax Receivable Agreement. See notes 14 and 15 to our consolidated financial statements for more information.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of March 31, 2024 and 2023, NAV-based management fees represented approximately 9% and 7%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of March 31, 2024 and 2023 would result in an approximate decrease to annual management fees of $5.8 million and $3.4 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of March 31, 2024 and 2023, we had $20.5 million and $18.1 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of March 31, 2024 and 2023, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $287.5 million and $264.1 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2024 that are potentially subject to clawback.

•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of March 31, 2024 and 2023, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $13.5 million and $11.5 million, respectively.
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
Interest Rate Risk
As of March 31, 2024 and 2023, we had $150.0 million and $100.0 million, respectively, in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of March 31, 2024 and 2023, we estimate that interest expense would increase by $1.5 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $144.1 million and $103.5 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of March 31, 2024 and 2023, respectively, we estimate that interest income would increase by $1.4 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StepStone Group Inc. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated May 24, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of underlying investments of equity method investments

Description of the Matter
The Company has investments in funds of $135.0 million and accrued carried interest allocations of $1,354.1 million as of March 31, 2024. As discussed in Notes 2 and 5 to the consolidated financial statements, a significant input to the measurement of the Company’s investments in funds and accrued carried interest allocations is management’s estimate of the fair value of the underlying investments held by the StepStone Funds, specifically co-investment funds which invest in portfolio companies that are valued using significant unobservable inputs.
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
May 24, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited StepStone Group Inc.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, StepStone Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2024, and the related notes and our report dated May 24, 2024 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, CA
May 24, 2024

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31,
	2024	2023
Assets
Cash and cash equivalents	$143,430	$102,565
Restricted cash	718	955
Fees and accounts receivable	56,769	44,450
Due from affiliates	67,531	54,322
Investments:
Investments in funds	135,043	115,187
Accrued carried interest allocations	1,354,051	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	631,197	770,652
Deferred income tax assets	184,512	44,358
Lease right-of-use assets, net	97,763	101,130
Other assets and receivables	60,611	44,060
Intangibles, net	304,873	354,645
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	38,164	25,997
Investments, at fair value	131,858	30,595
Other assets	1,745	772
Total assets	$3,788,807	$3,497,403
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$127,417	$89,396
Accrued compensation and benefits	101,481	66,614
Accrued carried interest-related compensation	719,497	644,517
Legacy Greenspring accrued carried interest-related compensation(1)	484,154	617,994
Due to affiliates	212,918	205,424
Lease liabilities	119,739	121,224
Debt obligations	148,822	98,351
Liabilities of Consolidated Funds:
Other liabilities	1,645	566
Total liabilities	1,915,673	1,844,086
Commitments and contingencies (Note 16)
Redeemable non-controlling interests in Consolidated Funds	102,623	24,530
Redeemable non-controlling interests in subsidiaries	115,920	—
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 65,614,902 and 62,834,791 issued and outstanding as of March 31, 2024 and 2023, respectively	66	63
Class B common stock, $0.001 par value, 125,000,000 authorized; 45,030,959 and 46,420,141 issued and outstanding as of March 31, 2024 and 2023, respectively	45	46
Additional paid-in capital	310,293	610,567
Retained earnings	13,768	160,430
Accumulated other comprehensive income	304	461
Total StepStone Group Inc. stockholders’ equity	324,476	771,567
Non-controlling interests in subsidiaries	974,559	36,380
Non-controlling interests in legacy Greenspring entities(1)	147,042	152,658
Non-controlling interests in the Partnership	208,514	668,182
Total stockholders’ equity	1,654,591	1,628,787
Total liabilities and stockholders’ equity	$3,788,807	$3,497,403
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 5 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of March 31,
	2024	2023
Assets
Cash and cash equivalents	$46,859	$25,959
Restricted cash	718	955
Fees and accounts receivable	52,566	39,996
Due from affiliates	23,986	14,061
Investments in funds	39,590	31,569
Legacy Greenspring investments in funds and accrued carried interest allocations	631,197	770,652
Deferred income tax assets	349	451
Lease right-of-use assets, net	16,665	15,084
Other assets and receivables	11,491	8,101
Assets of Consolidated Funds:
Cash and cash equivalents	38,164	25,997
Investments, at fair value	131,858	30,595
Other assets	1,745	772
Total assets	$995,188	$964,192

Liabilities
Accounts payable, accrued expenses and other liabilities	$27,155	$13,444
Accrued compensation and benefits	57,487	29,869
Legacy Greenspring accrued carried interest-related compensation	484,154	617,994
Due to affiliates	5,845	4,962
Lease liabilities	17,415	15,883
Liabilities of Consolidated Funds:
Other liabilities	1,645	566
Total liabilities	$593,701	$682,718
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2024	2023	2022
Revenues
Management and advisory fees, net	$585,140	$497,179	$380,257
Performance fees:
Incentive fees	25,339	9,663	11,593
Carried interest allocations:
Realized	49,401	131,089	200,718
Unrealized	126,908	(253,342)	585,851
Total carried interest allocations	176,309	(122,253)	786,569
Legacy Greenspring carried interest allocations(1)	(75,157)	(452,163)	187,106
Total performance fees	126,491	(564,753)	985,268
Total revenues	711,631	(67,574)	1,365,525
Expenses
Compensation and benefits:
Cash-based compensation	292,962	252,180	197,482
Equity-based compensation	42,357	24,940	13,996
Performance fee-related compensation:
Realized	37,687	79,846	91,208
Unrealized	74,694	(119,039)	312,903
Total performance fee-related compensation	112,381	(39,193)	404,111
Legacy Greenspring performance fee-related compensation(1)	(75,157)	(452,163)	187,106
Total compensation and benefits	372,543	(214,236)	802,695
General, administrative and other	167,317	147,159	110,468
Total expenses	539,860	(67,077)	913,163
Other income (expense)
Investment income (loss)	7,452	(2,509)	26,160
Legacy Greenspring investment income (loss)(1)	(9,087)	(44,075)	32,586
Investment income of Consolidated Funds	28,472	9,315	—
Interest income	3,664	1,921	337
Interest expense	(9,331)	(4,189)	(1,113)
Other income (loss)	2,455	(1,420)	2,249
Total other income (expense)	23,625	(40,957)	60,219
Income (loss) before income tax	195,396	(41,454)	512,581
Income tax expense	27,576	3,821	28,300
Net income (loss)	167,820	(45,275)	484,281
Less: Net income attributable to non-controlling interests in subsidiaries	37,240	35,194	26,608
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(9,087)	(44,075)	32,586
Less: Net income (loss) attributable to non-controlling interests in the Partnership	59,956	(19,772)	231,202
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	15,838	1,776	—
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	5,782	—	—
Net income (loss) attributable to StepStone Group Inc.	$58,091	$(18,398)	$193,885

Net income (loss) per share of Class A common stock:
Basic	$0.91	$(0.30)	$3.89
Diluted	$0.91	$(0.30)	$3.84
Weighted-average shares of Class A common stock:
Basic	63,489,135	61,884,671	49,833,760
Diluted	66,544,038	61,884,671	53,600,250
Dividends declared per share of Class A common stock	$1.08	$0.80	$0.44
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3, 5 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended March 31,
	2024	2023	2022
Net income (loss)	$167,820	$(45,275)	$484,281
Other comprehensive income (loss):
Foreign currency translation adjustment	(793)	(181)	329
Unrealized gain (loss) on defined benefit plan, net	118	(506)	1,365
Total other comprehensive income (loss)	(675)	(687)	1,694
Comprehensive income (loss) before non-controlling interests	167,145	(45,962)	485,975
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	36,912	34,856	27,446
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	(9,087)	(44,075)	32,586
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	59,805	(19,925)	231,609
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	15,838	1,776	—
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	5,782	—	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$57,895	$(18,594)	$194,334
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2021	$38	$57	$188,751	$60,407	$155	$25,885	$—	$384,400	$659,693
Net income	—	—	—	193,885	—	26,608	32,586	231,202	484,281
Other comprehensive income	—	—	—	—	449	838	—	407	1,694
Contributed capital	—	—	—	—	—	—	15,078	83	15,161
Equity-based compensation	—	—	6,686	—	—	12	—	7,298	13,996
Distributions	—	—	—	—	—	(20,692)	(11,326)	(86,778)	(118,796)
Purchase of non-controlling interests	—	—	(657)	—	—	(1,502)	—	(887)	(3,046)
Dividends declared	—	—	—	(24,677)	—	—	—	—	(24,677)
Vesting of RSUs	1	—	(1)	—	—	—	—	—	—
Class A common stock issued for Greenspring acquisition	13	—	267,842	—	—	—	—	290,743	558,598
Class C Partnership units issued for Greenspring acquisition	—	—	64,847	—	—	—	—	70,392	135,239
Exchange of Class B units for Class A common stock and redemption of corresponding Class B common shares	9	(9)	(9)	—	—	—	—	—	(9)
Initial consolidation of legacy Greenspring general partner entities	—	—	—	—	—	—	158,142	—	158,142
Deferred offering costs	—	—	(357)	—	—	—	—	(296)	(653)
Equity reallocation between controlling and non-controlling interests	—	—	115,434	—	54	914	—	(116,402)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(55,293)	—	—	—	—	—	(55,293)
Balance at March 31, 2022	61	48	587,243	229,615	658	32,063	194,480	780,162	1,824,330
Net income (loss)	—	—	—	(18,398)	—	35,194	(44,075)	(19,772)	(47,051)
Other comprehensive loss	—	—	—	—	(196)	(338)	—	(153)	(687)
Contributed capital	—	—	—	—	—	142	13,387	37	13,566
Equity-based compensation	—	—	8,889	—	—	388	—	7,112	16,389
Distributions	—	—	—	—	—	(31,070)	(11,134)	(78,439)	(120,643)
Dividends declared	—	—	—	(50,787)	—	—	—	—	(50,787)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,524)	—	—	—	—	(1,219)	(2,743)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(1)	—	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	19,546	—	(1)	1	—	(19,546)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(3,586)	—	—	—	—	—	(3,586)
Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	152,658	$668,182	$1,628,787
(1)See notes 11, 14 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	58,091	—	37,240	(9,087)	59,956	146,200
Other comprehensive loss	—	—	—	—	(196)	(328)	—	(151)	(675)
Contributed capital	—	—	—	—	—	—	12,460	43	12,503
Equity-based compensation	—	—	10,771	—	—	674	—	8,236	19,681
Distributions	—	—	—	—	—	(39,573)	(8,989)	(57,768)	(106,330)
Dividends declared	—	—	—	(70,346)	—	—	—	—	(70,346)
Vesting of RSUs, net of shares withheld for employee taxes	1	—	(392)	—	—	—	—	(304)	(695)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	2	(1)	(2)	—	—	—	—	—	(1)
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	21,277	—	39	(2,881)	—	(18,435)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	132,560	—	—	—	—	—	132,560
Reclassification and adjustment of non-controlling interests in subsidiaries to redeemable equity at redemption value	—	—	(465,339)	(134,407)	—	(34,860)	—	(451,886)	(1,086,492)
Reclassification of non-controlling interests in subsidiaries from redeemable equity	—	—	—	—	—	976,354	—	—	976,354
Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
(1)See notes 11, 14 and 15 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$167,820	$(45,275)	$484,281
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47,588	47,443	26,977
Unrealized carried interest allocations and investment (income) loss	(127,815)	261,354	(603,513)
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	149,293	577,484	(119,698)
Unrealized performance fee-related compensation	74,694	(119,039)	312,903
Unrealized legacy Greenspring performance fee-related compensation	(134,906)	(526,837)	94,944
Amortization of deferred financing costs	472	472	236
Equity-based compensation	39,448	24,940	13,996
Change in deferred income taxes	9,212	(12,692)	6,216
Fair value adjustment for acquisition-related contingent consideration	16,809	9,361	9,600
Gain on remeasurement of lease liabilities	(106)	(2,709)	—
Loss on sale of subsidiary	812	—	—
Other non-cash activities	579	40	(3,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(26,147)	(9,312)	—
Purchases of investments of Consolidated Funds	(77,144)	(21,287)	—
Proceeds from sale of investments of Consolidated Funds	2,028	4	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(12,349)	(10,309)	(1,774)
Due from affiliates	(15,484)	(30,222)	(11,490)
Other assets and receivables	10,705	(3,212)	2,091
Accounts payable, accrued expenses and other liabilities	16,646	(1,216)	6,663
Accrued compensation and benefits	16,458	11,160	(1,445)
Due to affiliates	815	(765)	(2,259)
Lease right-of-use assets, net and lease liabilities	1,988	2,006	(413)
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(973)	(772)	—
Other liabilities and payables	1,079	566	—
Net cash provided by operating activities	161,522	151,183	214,281
Cash flows from investing activities
Contributions to investments	(23,380)	(21,637)	(24,571)
Distributions received from investments	4,412	5,280	9,510
Contributions to investments in legacy Greenspring entities	(12,460)	(13,387)	(15,078)
Distributions received from investments in legacy Greenspring entities	3,688	4,563	3,495
Cash paid for Greenspring acquisition, net of cash acquired	—	—	(181,529)
Purchases of property and equipment	(19,607)	(5,627)	(2,103)
Other investing activities	—	1	35
Net cash used in investing activities	(47,347)	(30,807)	(210,241)
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$43	$179	$83
Proceeds from sale of non-controlling interests	3,045	$—	—
Proceeds from revolving credit facility	50,000	35,000	185,000
Deferred financing costs	—	—	(2,356)
Purchase of non-controlling interests	—	—	(3,046)
Payment of deferred offering costs	—	—	(1,732)
Payments on revolving credit facility	—	—	(120,000)
Distributions to non-controlling interests	(97,341)	(109,509)	(107,470)
Proceeds from capital contributions to legacy Greenspring entities	12,460	13,387	15,078
Distributions to non-controlling interests in legacy Greenspring entities	(8,989)	(11,134)	(11,326)
Dividends paid to common stockholders	(68,474)	(49,973)	(23,874)
Payments for employee taxes related to net settlement of RSUs	(695)	(2,743)	—
Payments to related parties under Tax Receivable Agreements	(10,281)	(5,981)	(787)
Other financing activities	(1)	(1)	(9)
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	62,255	22,754	—
Net cash used in financing activities	(57,978)	(108,021)	(70,439)
Effect of foreign currency exchange rate changes	(3,402)	(287)	(15)
Net increase (decrease) in cash, cash equivalents and restricted cash	52,795	12,068	(66,414)
Cash, cash equivalents and restricted cash at beginning of period	129,517	117,449	183,863
Cash, cash equivalents and restricted cash at end of period	$182,312	$129,517	$117,449

Supplemental disclosures:
Interest paid	$8,462	$3,551	$829
Taxes paid	14,289	29,487	11,688
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,872	$814	$803
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	132,560	(3,586)	(55,293)
Establishment of lease liabilities in exchange for lease right-of-use assets	5,501	77,347	79,688
Remeasurement of lease liabilities	—	(18,166)	—
Issuance of note related to sale of subsidiary	8,436	—	—
Class A common stock issued for Greenspring acquisition	—	—	558,598
Class C Partnership units issued for Greenspring acquisition	—	—	135,239
Reclassification and adjustment of non-controlling interests in subsidiaries to redeemable equity at redemption value	1,086,492	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$143,430	$102,565	$116,386
Restricted cash	718	955	1,063
Cash and cash equivalents of Consolidated Funds	38,164	25,997	—
Total cash, cash equivalents and restricted cash	$182,312	$129,517	$117,449
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

1.    Organization
StepStone Group Inc. (“SSG”) was incorporated in the state of Delaware on November 20, 2019. The company was formed for the purpose of conducting the business of StepStone Group LP (the “Partnership”) as a publicly-traded entity. SSG is the sole managing member of StepStone Group Holdings LLC (the “General Partner”), the general partner of the Partnership. Unless otherwise specified, “StepStone” or the “Company” refers to SSG and its consolidated subsidiaries, including the Partnership, throughout the remainder of these notes to the consolidated financial statements.
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
SSG is holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B and Class C units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 11). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of March 31, 2024, SSG held approximately 58.3% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B and Class C units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B and Class C unitholders.
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
The Company has determined that certain of its operating subsidiaries, StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”), StepStone Private Debt AG (formerly Swiss Capital Alternative Investments AG) (“SPD”), and StepStone Group Private Wealth LLC (“SPW”) and certain StepStone Funds are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
In connection with the acquisition of Greenspring Associates Inc. and certain of its affiliates (“Greenspring”) that was completed on September 20, 2021 (“Greenspring Acquisition”), the Company, indirectly through its subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). The Company did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. The Company determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, the Company consolidates these entities.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Non-controlling interests in subsidiaries represent the economic interests in SRA, SRE, and SPD (the variable interest entities included in the Company’s consolidated financial statements) held by third parties and employees in those entities. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Redeemable non-controlling interests in subsidiaries represent the redeemable economic interests in SRA, SRE, and SPD held by third parties and employees in those entities that were established in connection with the Transaction Agreements as described in note 14. Redeemable non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Current Events
In 2023, signs of slowing inflation coupled with a strong labor market contributed to a rebound in financial markets despite banking system volatility as recession fears receded in anticipation that interest rates may not rise as much as previously expected. In calendar 2023 and through the first quarter of 2024, most financial markets posted positive returns, despite inflation remaining elevated and ongoing concerns of a sustained period of higher interest rates, slowing economic growth and moderated job gains.
The Company is continuing to closely monitor developments related to inflation, rising interest rates, the ongoing Russia-Ukraine conflict, banking system volatility, Middle East conflicts and the geopolitical responses thereto, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s consolidated financial statements.
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
Cash and Cash Equivalents of Consolidated Funds
Cash and cash equivalents held at the Consolidated Funds consist of cash and cash equivalents held by the Consolidated Funds, which, although not legally restricted, is not available to fund the general liquidity needs of the Company.
Fees and Accounts Receivable
Fees and accounts receivable represent contractual amounts due to the Company for management, advisory and incentive fees, net of allowances as applicable. The Company considers fees and accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of March 31, 2024 and 2023. If any accounts or portion thereof are deemed uncollectible, such amounts are expensed when that determination is made.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, revolving credit facility and contingent consideration obligation balance to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration obligation balance and see note 9 for additional details regarding the fair value of the Company’s revolving credit facility balance.

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
Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the consolidated statements of income. Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the consolidated balance sheets. See note 16 for more information.

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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company did not recognize any impairment charges related to property and equipment during each of the fiscal years ended March 31, 2024, 2023 and 2022.
Foreign Currency
The Company consolidates certain entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period and income and expenses are translated using the weighted-average exchange rate for each reporting period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated entities are included in other comprehensive income (loss) within the consolidated financial statements until realized. Gains and losses resulting from foreign-currency transactions denominated in a currency other than an entity’s functional currency are reported in other income (loss) in the consolidated statements of income. These transaction gains (losses) totaled $(1.4) million, $(1.6) million and $(1.1) million for the years ended March 31, 2024, 2023 and 2022, respectively.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of March 31, 2024.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the years ended March 31, 2024, 2023 and 2022.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of January 1, 2024 and 2023 and determined that there was no impairment of goodwill as of either date.
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
Management and Advisory Fees, Net
The Company earns management fees for services provided to its SMAs and focused commingled funds. The Company earns advisory fees for services provided to advisory clients where the Company does not have discretion over investment decisions. The Company considers its performance obligations in its customer contracts from which it earns management and advisory fees to be one or more of the following, based on the services promised: asset management services, advisory services and/or the arrangement of administrative services. Management fees include income-based incentive fees, which are based on net investment income of certain funds that are regulated as a business development company (“BDC”). Capital gains-based incentive fees from BDC funds are recognized as performance fees. There have been no capital-gains based incentive fees recognized to date.
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
The Company may incur certain costs in connection with satisfying its performance obligations for investment management services – primarily employee travel costs – for which it receives reimbursements from its customers. For reimbursable employee travel costs, the Company concluded it controls the services provided by its employees and, therefore, is acting as principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis – that is, as revenue in management and advisory fees, net and expense in general, administrative and other expenses in the consolidated statements of income. For reimbursable costs incurred in connection with satisfying its performance obligations for administration services, the Company concluded it does not control the services provided by other third parties and, therefore, is acting as agent. Accordingly, the Company records the reimbursement for these costs incurred on a net basis.
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
Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to the Company from unaffiliated limited partners in the StepStone Funds in which the Company holds an equity interest. The Company is entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%) in accordance with the terms set forth in each respective fund’s governing documents. The Company accounts for its investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are not deemed to be within the scope of ASC 606.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2024 and 2023, no material amounts for potential clawback obligations had been accrued.
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
Legacy Greenspring performance fee-related compensation represents the legacy Greenspring carried interest allocations, which are entirely payable to certain employees. Legacy Greenspring carried interest-related compensation is accounted for as compensation expense in conjunction with the related legacy Greenspring carried interest allocation revenue and, until paid, is recorded as a component of legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets. Legacy Greenspring carried interest-related compensation expense may be subject to reversal to the extent that the related legacy Greenspring carried interest allocation revenue is reversed. However, none of the legacy Greenspring carried interest allocation revenue is attributable to the Company.
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
Interest income consists of income earned on cash, cash equivalents, restricted cash, and amounts associated with the Consolidated Funds.
Interest expense primarily consists of the interest expense on the Revolver, as well as the related amortization of deferred financing costs.
Other income (loss) includes foreign currency transaction gains and losses, non-operating activities, and amounts associated with the Consolidated Funds.
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
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement (the “Exchanges Tax Receivable Agreement”) with the Class B limited partners and Class C limited partners, and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. See notes 14 and 15 for more information.
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of March 31,
	2024	2023
Foreign currency translation adjustments	$77	$280
Unrealized gain on defined benefit plan, net	227	181
Accumulated other comprehensive income	$304	$461
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk or other risks consist principally of cash, cash equivalents, restricted cash, investments and fees receivable. The majority of the Company’s cash, cash equivalents and restricted cash is held in large, high credit quality financial institutions. Substantially all cash amounts on deposit with these large financial institutions exceeded federally insured limits at March 31, 2024 and 2023. The Company actively monitors its banking relationships and periodically performs an assessment of the financial condition and the reputations of these financial institutions. Based on these results, management believes that the Company’s exposure to credit risk is remote. The concentration of credit risk related to fees receivable is generally reduced by the relatively short payment terms extended to the Company’s clients.
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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and Advisory Fees, Net	2024	2023	2022
Focused commingled funds(1)	$295,927	$227,003	$148,725
SMAs	223,958	210,187	174,318
Advisory and other services	60,057	56,244	55,523
Fund reimbursement revenues	5,198	3,745	1,691
Total management and advisory fees, net	$585,140	$497,179	$380,257
_______________________________
(1)Includes BDC income-based incentive fees of $1.4 million, $0 million and $0 million for the years ended March 31, 2024, 2023 and 2022, respectively.

	Year Ended March 31,
Incentive Fees	2024	2023	2022
SMAs	$16,294	$6,606	$11,441
Focused commingled funds	9,045	3,057	152
Total incentive fees	$25,339	$9,663	$11,593

	Year Ended March 31,
Carried Interest Allocations	2024	2023	2022
SMAs	$142,411	$(110,020)	$555,449
Focused commingled funds	33,898	(12,233)	231,120
Total carried interest allocations	$176,309	$(122,253)	$786,569

	Year Ended March 31,
Legacy Greenspring Carried Interest Allocations	2024	2023	2022
SMAs	$1,029	$—	$—
Focused commingled funds	(76,186)	(452,163)	187,106
Total legacy Greenspring carried interest allocations(1)	$(75,157)	$(452,163)	$187,106
_______________________________
(1)The years ended March 31, 2024, 2023, and 2022 reflect the net effect of gross realized carried interest allocations of $59.7 million, $74.7 million, and $92.2 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The increase in carried interest allocations for the year ended March 31, 2024 as compared to the year ended March 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The increase in legacy Greenspring carried interest allocations for the year ended March 31, 2024 as compared to the year ended March 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments. The decrease in carried interest allocations and legacy Greenspring carried interest allocations for the year ended March 31, 2023 as compared to the year ended March 31, 2022 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Year Ended March 31,
Revenues(1)	2024	2023	2022
United States	$191,373	$(238,441)	$428,282
Non-U.S. countries	520,258	170,867	937,243
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the years ended March 31, 2024, 2023 and 2022, no individual client represented 10% or more of the Company’s net management and advisory fees. For the year ended March 31, 2024, the Company had revenues attributable to the United States and Cayman Islands that represented 10% or more of the Company’s net management and advisory fees. For the years ended March 31, 2023 and 2022, the Company had revenues attributable to the United States that represented 10% or more of the Company’s net management and advisory fees.
As of March 31, 2024 and 2023, the Company had $31.0 million and $21.6 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. During the year ended March 31, 2024, the Company had recognized $3.6 million as revenue from amounts included in the deferred revenue balance as of March 31, 2023.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $995.2 million and $964.2 million as of March 31, 2024 and 2023, respectively. The liabilities of the consolidated VIEs totaled $593.7 million and $682.7 million as of March 31, 2024 and 2023, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of March 31, 2024 and 2023, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of March 31,
	2024	2023
Investments in funds	$135,043	$115,187
Legacy Greenspring investments in funds	147,042	152,658
Due from affiliates, net	34,744	29,017
Less: Amounts attributable to non-controlling interests in subsidiaries	25,362	19,432
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	147,042	152,658
Maximum exposure to loss	$144,425	$124,772
5.    Investments
The Company’s investments consist of equity method investments primarily related to (i) investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest and (ii) investments of Consolidated Funds. The Company’s equity interest in its equity method investments in the StepStone Funds typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the consolidated statements of income. Investment income attributable to the Consolidated Funds is recorded in investment income of Consolidated Funds. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests is recorded in legacy Greenspring investment income in the consolidated statements of income.
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of March 31,
	2024	2023
Investments in funds(1)	135,043	115,187
Accrued carried interest allocations	1,354,051	1,227,173
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	631,197	770,652
Total equity method investments	2,120,291	2,113,012
_______________________________
(1)The Company’s investments in funds were $204.8 million and $147.5 million as of March 31, 2024 and 2023, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $147.0 million and $152.7 million and carried interest allocations of $484.2 million and $618.0 million as of March 31, 2024 and 2023, respectively.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Year Ended March 31,
	2024	2023	2022
Carried interest allocations	$176,309	$(122,253)	$786,569
Investment income (loss)	7,452	(2,509)	26,160
Legacy Greenspring carried interest allocations	(75,157)	(452,163)	187,106
Legacy Greenspring investment income (loss)	(9,087)	(44,075)	32,586
Total equity method income (loss)	$99,517	$(621,000)	$1,032,421
The increase in carried interest allocations for the year ended March 31, 2024 as compared to the prior year period was primarily attributable to unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag. The decrease in carried interest allocations for the year ended March 31, 2023 as compared to the prior year period was primarily attributable to unrealized depreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of March 31, 2024 and 2023, the Company’s investments in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 26% and 24%, respectively, of the total accrued carried interest allocations balance as of those dates. As of March 31, 2024 and 2023, the Company’s investments in three and two, respectively, commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 36% and 24%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of March 31, 2024 and 2023, $719.5 million and $644.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of March 31, 2024 and 2023, $484.2 million and $618.0 million, respectively, were payable to employees who are considered affiliates of the Company and is included in legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets and $147.0 million and $152.7 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of March 31, 2024 and 2023 and for the years ended March 31, 2024, 2023 and 2022, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Summarized financial information for the Company’s equity method investments reflected below represents the financial position as of March 31, 2024 and 2023, and the results of operations for the years ended March 31, 2024, 2023 and 2022, which are reported on a three-month lag. Assets are primarily composed of the investments held by the StepStone Funds.

	As of March 31,
	2024	2023
Assets	$73,311,149	$65,536,494
Liabilities	2,083,509	1,806,252
Equity	$71,227,640	$63,730,242

	Year Ended March 31,
	2024	2023	2022
Investment income	$131,521	$115,092	$84,279
Expenses	(631,707)	(446,413)	(382,704)
Net realized and unrealized gain (loss) on investments	3,121,627	(4,966,901)	16,868,454
Income tax expense	(28,979)	(12,261)	(10,875)
Net income (loss)	$2,592,462	$(5,310,483)	$16,559,154
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of March 31,		Percentage of Total Investments as of March 31,
	2024	2023	2024	2023
Investments of Consolidated Funds:
Equity securities (cost of $15.6 million and $— million as of March 31, 2024 and 2023, respectively)	$17,028	$—	13%	—%
Partnership and LLC interests (cost of $76.0 million and $21.3 million as of March 31, 2024 and 2023, respectively)	114,830	30,595	87%	100%
Total investments of Consolidated Funds	$131,858	$30,595	100%	100%
As of March 31, 2024 and 2023, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Year Ended March 31,
	2024	2023	2022
Investments of Consolidated Funds:
Net realized gains on investments	$2,325	$3	$—
Net unrealized gains on investments	26,147	9,312	—

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of March 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$53,449	$53,449
Total liabilities	$—	$—	$53,449	$53,449

	As of March 31, 2023
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligations	$—	$—	$36,745	$36,745
Total liabilities	$—	$—	$36,745	$36,745
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2024 and 2023.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Year Ended March 31,
Contingent consideration obligations	2024	2023
Balance, beginning of year:	$36,745	$28,025
Additions	41	—
Change in fair value	16,809	9,361
Settlements	(146)	(641)
Balance, end of year:	$53,449	$36,745

Changes in unrealized losses included in earnings related to financial liabilities still held at the reporting date	$16,809	$9,361
Contingent Consideration
The fair value of the contingent consideration obligations is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration obligations may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration obligations primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations, which was 7% as of March 31, 2024. The contingent consideration obligations are included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the consolidated statements of income.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Financial Instruments of Consolidated Funds

	As of March 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$12,421	$12,421
Partnership and LLC interests	—	—	1,273	1,273
Total assets	$—	$—	$13,694	$13,694

	As of March 31, 2023
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$—	$—
Partnership and LLC interests	—	—	6,901	6,901
Total assets	$—	$—	$6,901	$6,901
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2024 and 2023.
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of March 31, 2024 and 2023, investments with a combined fair value of $118.2 million and $23.7 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of March 31, 2024 and 2023, investments with a combined fair value of $13.7 million and $6.9 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	As of March 31,
	2024	2023
Partnership and LLC interests
Balance, beginning of period:	$6,901	$—
Transfers into Level III	1,593	—
Transfers out of Level III	(5,067)	—
Purchases	8,813	6,901
Change in fair value	1,454	—
Balance, end of period:	$13,694	$6,901

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$1,454	$—

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
7.    Property and Equipment
Property and equipment is included in other assets and receivables in the consolidated balance sheets and consists of the following:

	As of March 31,
Property and equipment:	2024	2023
Office furniture	$8,049	$7,053
Computer equipment and software	3,642	4,418
Leasehold improvements	27,570	17,246
Property and equipment, gross	39,261	28,717
Less: Accumulated depreciation	(9,703)	(12,876)
Property and equipment, net	$29,558	$15,841
Depreciation expense related to property and equipment totaled $5.2 million, $4.0 million and $2.5 million for the years ended March 31, 2024, 2023 and 2022, respectively, and is included in general, administrative and other expenses in the consolidated statements of income.
8.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of March 31,
	2024	2023
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Service agreements	—	9,537
Less: Accumulated amortization	(143,779)	(103,544)
Intangible assets, net	$304,873	$354,645
Amortization expense related to intangible assets was $42.4 million, $43.5 million and $24.5 million for the years ended March 31, 2024, 2023 and 2022, respectively. These amounts are included in general, administrative and other expenses in the consolidated statements of income.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
On December 31, 2023, the Company completed the sale of 100% of the equity interests in Greenspring Back Office Solutions, LLC (“GBOS”) in exchange for a secured promissory note in the amount of $8.4 million to be received by the Company over approximately six years. GBOS was acquired by the Company as part of the Greenspring Acquisition and was primarily engaged in the business of providing fund administration services for a select number of third-party managed venture capital funds as well as the Company’s venture capital focused commingled funds and separately managed accounts (together, the “venture funds”). The GBOS team comprised 42 employees as of December 31, 2023. GBOS was sold to a newly formed, independent entity owned by a number of former employees of GBOS, and renamed Viridis Fund Solutions, LLC (“Viridis”). Viridis is expected to continue to perform fund administration services for the Company’s venture funds as well as for its own current and future third-party clients. The results of GBOS’s operations have been included in the consolidated financial statements through December 31, 2023. In the year ended March 31, 2024, the Company recorded a net charge in the amount of $0.8 million related to the sale of GBOS, including service agreements intangibles related to GBOS of $7.4 million, which is included in other income (loss) in the consolidated statements of income.
At March 31, 2024, the expected future amortization of finite-lived intangible assets is as follows:

Fiscal year ending March 31,
2025	$41,001
2026	40,810
2027	40,776
2028	40,759
2029	40,759
Thereafter	100,768
Total	$304,873
The carrying value of goodwill was $580.5 million as of March 31, 2024 and 2023. The Company determined there was no indication of goodwill impairment as of March 31, 2024 and 2023.
9.    Debt Obligations
The Company is party to a credit agreement, as amended in April 2023, with various lenders (the “Credit Agreement”) that was arranged by JPMorgan Chase Bank, N.A., as the administrative agent, and provides for a $225.0 million multicurrency revolving credit facility (the “Revolver”) with a five-year maturity. As of March 31, 2024, the Company had $148.8 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of March 31,
	2024	2023
Revolver	$150,000	$100,000
Less: Debt issuance costs	(1,178)	(1,649)
Total debt obligations	$148,822	$98,351

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term SOFR rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of March 31, 2024 was 7.42%.
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
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of March 31, 2024, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2024, the Company had outstanding letters of credit totaling $6.5 million.
10.    Equity-Based Compensation
2020 Long-Term Incentive Plan
The Company has adopted its 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs and performance stock awards to employees, directors and consultants. As of March 31, 2024, there were 22,787,636 shares of Class A common stock available to grant under the LTIP.

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
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2023	1,775,732	$22.46
Granted	448,559	$35.07
Vested	(750,790)	$(21.03)
Forfeited	(50,843)	$(24.36)
Balance as of March 31, 2024	1,422,658	$27.12
The weighted-average grant-date fair value of RSUs granted during the years ended March 31, 2024, 2023, and 2022 was $35.07, $28.97, and $35.18, respectively. The total fair value as of the respective vesting dates of RSUs vested during the years ended March 31, 2024, 2023 and 2022 was $24.3 million, $16.5 million and $27.5 million, respectively.
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
As of March 31, 2024, there were 2,566,566 Class B2 units outstanding. During the year ended March 31, 2024, none of the outstanding Class B2 units were forfeited. As of March 31, 2024, 149,717 Class B2 units were unvested and 2,416,849 Class B2 units were vested.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
As of March 31, 2024, $40.9 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 4.3 years.
The Company recognized tax benefits related to equity-based awards of $4.5 million, $1.8 million and $7.4 million for the years ended March 31, 2024, 2023 and 2022, respectively.
Liability Classified Awards
In November 2022, the Company issued a profits interest in SPW to certain employees of the SPW team and concurrently entered into an option agreement which provides that, (i) StepStone has the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to StepStone on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless the Company elects to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of the Company’s Class A common stock, and, in either case, rights under one or more tax receivable agreements.
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. For the years ended March 31, 2024 and 2023, the Company recognized $19.8 million and $8.6 million, respectively, of expense related to the fair value of the liability classified awards within equity-based compensation expense in the consolidated statements of income. For the year ended March 31, 2024, the Company paid $3.1 million related to settlement for liability classified awards. For the years ended March 31, 2023 and 2022, no amounts were paid related to settlement for liability classified awards.
11.    Income Taxes
The Company’s income (loss) before income tax consisted of the following:

	Year Ended March 31,
	2024	2023	2022
Domestic income (loss) before income tax	$127,311	$(102,560)	$471,247
Foreign income before income tax	68,085	61,106	41,334
Total income (loss) before income tax	$195,396	$(41,454)	$512,581

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s provision for income taxes:

	Year Ended March 31,
	2024	2023	2022
Current:
Federal	$7,395	$6,933	$13,340
State and local	1,650	1,726	2,714
Foreign	9,349	7,653	6,383
Total current income tax expense	18,394	16,312	22,437

Deferred:
Federal	8,815	(10,570)	4,897
State and local	295	(1,921)	966
Foreign	72	—	—
Total deferred income tax expense (benefit)	9,182	(12,491)	5,863
Total income tax expense	$27,576	$3,821	$28,300
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2024	2023	2022
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax	1.1	0.8	0.8
Income passed through to limited partners	(11.8)	(13.6)	(11.9)
Foreign income tax	4.8	(18.5)	1.2
Valuation allowance	(0.3)	4.7	(5.3)
Return to provision	(0.3)	(3.7)	(0.1)
Other	(0.4)	0.1	(0.2)
Effective tax rate	14.1%	(9.2)%	5.5%
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s deferred income tax assets and liabilities:

	As of March 31,
	2024	2023
Deferred tax assets:
Investment in the Partnership	$195,426	$54,941
Other	2,682	1,769
Total deferred tax assets before valuation allowance	198,108	56,710
Valuation allowance	(13,596)	(12,352)
Total net deferred tax assets	184,512	44,358
Deferred tax liabilities:
Total deferred tax liabilities	158	353
Net deferred tax assets	$184,354	$44,005
In accordance with the Transaction Agreements outlined in note 14, the Company remeasured non-controlling interests in subsidiaries to the redemption value. This adjustment had a significant impact on the Company’s share of the Partnership’s book equity, resulting in an increase in deferred tax assets of $133.7 million, recorded through equity for the year ended March 31, 2024. Each contemplated exchange is expected have a corresponding decrease in deferred tax assets, recorded through equity. Additionally, there was an increase in deferred tax assets due to exchanges of Class B and Class C units that occurred during the year ended March 31, 2024, detailed further below.
In connection with the exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership during fiscal 2024, the Company recorded an overall increase to deferred tax assets as of March 31, 2024 of $15.2 million, and a net increase in the valuation allowance of $1.3 million. Additionally, in connection with the exchange transactions, the Company recorded a corresponding Tax Receivable Agreements liability of $17.4 million, representing 85% of the incremental net cash tax savings for the Company due to the exchanging limited partners. The Company made payments of $10.3 million, $6.0 million and $0.8 million during the years ended March 31, 2024, 2023 and 2022, respectively, under the Tax Receivable Agreements. As of March 31, 2024, the Company’s total Tax Receivable Agreements liability was $206.8 million. See notes 13 and 14 for more information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. The total ending valuation allowance for the year ended March 31, 2024 was $13.6 million. Apart from the valuation allowance, the Company believes that the remaining deferred tax assets will be realized in full.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
A summary of the change in valuation allowance by year is as follows:

Valuation Allowance
Balance at March 31, 2022	$13,422
Income tax decrease	(1,975)
Equity increase	905
Balance at March 31, 2023	12,352
Income tax decrease	(1,210)
Equity decrease	—
Equity increase	2,454
Balance at March 31, 2024	$13,596
As of March 31, 2024, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by U.S. federal and certain state and local tax authorities. Management has analyzed the Company’s tax positions taken with respect to all applicable income tax issues, for all open tax years, and for all jurisdictions in which the Company is required to file tax returns and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s consolidated financial statements for the years ended March 31, 2024, 2023 and 2022.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
12.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the years ended March 31, 2024, 2023 and 2022. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31,
	2024	2023	2022
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$58,091	$(18,398)	$193,885
Incremental income from assumed vesting of RSUs	451	—	4,043
Incremental income from assumed vesting and exchange of Class B2 units	2,202	—	7,689
Net income (loss) attributable to StepStone Group Inc. – Diluted	$60,744	$(18,398)	$205,617

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	63,489,135	61,884,671	49,833,760
Assumed vesting of RSUs	512,152	—	1,289,809
Assumed vesting and exchange of Class B2 units	2,542,751	—	2,476,681
Weighted-average shares of Class A common stock outstanding – Diluted	66,544,038	61,884,671	53,600,250

Net income (loss) per share of Class A common stock:
Basic	$0.91	$(0.30)	$3.89
Diluted	$0.91	$(0.30)	$3.84
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
The calculation of diluted earnings per share excludes 45,030,959 Class B units and 1,852,212 Class C units of the Partnership outstanding as of March 31, 2024, 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of March 31, 2023, and 47,149,673 Class B units and 2,928,824 Class C units of the Partnership outstanding as of March 31, 2022, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

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
13.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $390.5 million, $335.6 million and $241.0 million for the years ended March 31, 2024, 2023 and 2022, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $176.3 million, $(122.3) million and $786.6 million for the years ended March 31, 2024, 2023 and 2022, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(75.2) million, $(452.2) million, and $187.1 million for the years ended March 31, 2024, 2023 and 2022, respectively.
Due from affiliates in the consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, amounts due from employees and loans due from affiliated entities, as set forth below.

	As of March 31,
	2024	2023
Amounts receivable from StepStone Funds	$40,588	$33,813
Amounts receivable from employees	13,450	7,016
Amounts receivable from loans	13,493	13,493
Total due from affiliates	$67,531	$54,322
Due to affiliates in the consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of March 31,
	2024	2023
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$206,841	$199,307
Amounts payable to StepStone Funds	5,844	4,796
Distributions payable to certain employee equity holders of consolidated subsidiaries	233	1,321
Total due to affiliates	$212,918	$205,424
The Company made payments of $10.3 million, $6.0 million, and $0.8 million during the years ended March 31, 2024, 2023 and 2022, respectively, under the Tax Receivable Agreements.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2023:

	Class A Common Stock	Class B Common Stock
March 31, 2023	62,834,791	46,420,141
Class A common stock issued in exchange for Class B Partnership units	1,389,182	(1,389,182)
Class A common stock issued in exchange for Class C Partnership units	661,873	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	729,056	—
March 31, 2024	65,614,902	45,030,959
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of March 31, 2024, no shares of preferred stock were issued or outstanding.
The Company records a reallocation adjustment between SSG stockholders’ equity, non-controlling interests in the Partnership and non-controlling interests in subsidiaries to reflect the impact of changes in economic ownership percentages during the period and adjust previously recorded equity transactions to the economic ownership percentage as of the end of each reporting period.
In March 2024, the Company issued 1,283,584 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,283,584 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. On the same date, the Company also issued 109,919 shares of Class A common stock to certain limited partners of the Partnership in exchange for 109,919 Class C units in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to the Company.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
In September 2023, the Company issued 105,598 shares of Class A common stock to certain limited partners of the Partnership in exchange for 105,598 Class B units in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. On the same date, the Company also issued 551,954 shares of Class A common stock to certain limited partners of the Partnership in exchange for 551,954 Class C units in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to the Company.
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
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) newly-created Class D equity interests in the Partnership with terms substantially similar to the Partnership’s existing Class C Units, in the case of SRE and SRA, or shares of the Company’s Class A common stock, in the case of SPD and (ii) cash (at the discretion of the Company for all exchanges except the initial exchange), in up to ten annual exchanges (increased to up to fifteen annual exchanges in certain circumstances in case of the sellers of SRA equity interests). The Transaction Agreements allow for issuance of up to 75 million shares as consideration for settlement of the transaction.
The portion of the equity interests to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered will be calculated using exchange ratios determined each year based on a formula establishing an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Company’s Class A common stock relative to the Company’s estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place, in which case if not met the exchange would be skipped and combined in a subsequent year if and when the minimum adjusted trading multiple was met. Therefore, the non-controlling interests subject to the Transaction Agreements are not mandatorily redeemable as of March 31, 2024.
Pursuant to each Transaction Agreement, and subject to receipt of required regulatory and other approvals, the consideration for the first exchange will be calculated using a reference date of April 1, 2024 (the “Initial Reference Date”) and the first exchange will be consummated promptly following the Initial Reference Date upon the satisfaction or waiver of the conditions set forth in such Transaction Agreement applicable to the first exchange, including publication of the Company’s audited financial statements for the fiscal year ending March 31, 2024. The Transaction Agreements also provide for up to nine subsequent annual exchanges (or up to 14 subsequent exchanges in certain circumstances in the case of SRA), in each case with a calculation reference date of April 1 and consummation promptly following satisfaction or waiver of the conditions set forth in such Transaction Agreement, including delivery of audited financial statements of the Company. Each Transaction Agreement provides that beginning after the fifth annual exchange, future exchanges may be accelerated into one final exchange in certain circumstances.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
On the effective date of the Transaction Agreements, the Company reclassified the carrying value of the non-controlling interests in the Asset Class Entities from permanent equity to redeemable equity and remeasured the non-controlling interests at their redemption value as potential cash settlement could not be attributable to any individual non-controlling interest unit and the Company determined that redemption of the equity instruments was probable. After the notification period 10-days prior to the Initial Reference Date, the individual units subject to the first exchange became irrevocable and the Company separated the carrying value for all of the equity instruments related to the subsequent exchanges to occur after the initial exchange and reclassified these interests into permanent equity at their then carrying value given that settlement of subsequent exchanges is within the Company’s control.
The Company accounts for adjustments to the redemption value of a redeemable equity instrument that is currently redeemable by adjusting the carrying value of the equity instrument to the maximum redemption value at each reporting period based on conditions that exist as of the reporting date. If the redeemable equity instrument is probable of becoming redeemable in the near future, the carrying value of a redeemable equity instrument is adjusted to the redemption value immediately as changes occur based on conditions that exist at that date or at each reporting date. For redeemable equity instruments either not redeemable or probable of becoming redeemable in the near future, no adjustment to the carrying value is made until it is probable that the equity instrument will become redeemable. The Company recognizes adjustments to the carrying value of redeemable equity instruments with charges against retained earnings, or to additional paid-in-capital in the absence of retained earnings.
As of March 31, 2024, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $115.9 million in the consolidated balance sheets within redeemable non-controlling interests in subsidiaries
Dividends and Distributions
Dividends and distributions are reflected in the consolidated statements of stockholders’ equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to limited partners of the Partnership and holders of non-controlling interests in subsidiaries.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	July 15, 2021	$0.07
Second quarter	September 15, 2021	0.07
Third quarter	December 15, 2021	0.15
Fourth quarter	March 15, 2022	0.15
Total dividends paid in FY2022		$0.44

First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal year 2023.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Year Ended March 31,
	2024	2023
Beginning balance	$24,530	$—
Contributions	62,255	22,754
Net income	15,838	1,776
Ending balance	$102,623	$24,530

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Year Ended March 31,
	2024	2023
Beginning balance	$—	$—
Reclassification from permanent equity at redemption value	1,086,492	—
Net income	5,782	—
Reclassification to permanent equity	(976,354)	—
Ending balance	$115,920	$—
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following supplemental unaudited pro forma information assumes the Greenspring acquisition, as well as the Reorganization and IPO, had been consummated as of April 1, 2020:

Year Ended March 31,
2022
Revenues	$1,866,986
Net income attributable to StepStone Group Inc.	168,653
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
16.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its consolidated financial statements as of March 31, 2024.
Lease Commitments
The Company leases offices in 27 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of March 31, 2024, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the consolidated statements of income were as follows:

	Year Ended March 31,
	2024	2023	2022
Operating lease cost(1)(2)	$15,578	$10,983	$11,098
Variable lease cost	459	1,375	957
Sublease income	(1,851)	(1,778)	(1,679)
Total lease cost	$14,186	$10,580	$10,376
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)Includes a gain of $0.1 million and $2.7 million for the years ended March 31, 2024 and 2023, respectively, related to lease remeasurement adjustments due to a reduction in lease terms.
Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,650	$10,613	$10,319
Weighted-average remaining lease term for operating leases (in years)	11.4	12.1	7.7
Weighted-average discount rate for operating leases	4.7%	4.6%	2.7%

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
As of March 31, 2024, maturities of operating lease liabilities were as follows:

FY2025	$15,371
FY2026	16,504
FY2027	15,192
FY2028	13,106
FY2029	15,073
Thereafter	84,534
Total lease liabilities	159,780
Less: Imputed interest	(40,041)
Total operating lease liabilities	$119,739
Unfunded Capital Commitments
As of March 31, 2024 and 2023, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $115.7 million and $88.7 million, respectively. The $115.7 million and $88.7 million of unfunded commitments as of March 31, 2024 and 2023, respectively, exclude $67.8 million and $50.6 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2024 and 2023, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of March 31, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $287.5 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheets as of March 31, 2024 and 2023. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
17.    Employee Benefits
The Company provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes non-discretionary contributions to the plans, which amounted to $6.0 million, $4.6 million and $4.3 million for the years ended March 31, 2024, 2023 and 2022, respectively, and are included in cash-based compensation in the consolidated statements of income.
One of the Company’s subsidiaries with non-U.S. operations maintains a defined benefit pension plan (the “Plan”). The Plan covers certain non-U.S. employees and provides benefits to such employees upon retirement, disability and/or death. As of March 31, 2024 and 2023, the Plan’s assets totaled $32.4 million and $27.4 million, respectively. As of March 31, 2024 and 2023, the underfunded pension obligation, based on the latest actuarial determination, was $2.6 million and $2.8 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheets. Net period benefit cost recognized was $1.0 million, $0.5 million and $1.1 million for the years ended March 31, 2024, 2023 and 2022, respectively, which is included in cash-based compensation in the consolidated statements of income.
18.    Subsequent Events
On May 16, 2024, the Partnership (the “Borrower”), a subsidiary of the Company, entered into an amended and restated credit agreement, among the Borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto (the “A&R Credit Agreement”). The A&R Credit Agreement amends and restates the certain Credit Agreement, dated as of September 20, 2021, by and among the Company, as initial borrower, the Borrower, as subsequent borrower, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto, as amended by Amendment No. 1 to the credit agreement, dated as of April 17, 2023. The A&R Credit Agreement provides for certain modifications to the Credit Agreement, including increasing the aggregate principal amount of the commitments thereunder to $300 million (as such amount may be later increased from time to time in accordance with the terms of the A&R Credit Agreement), extending the maturity date of the revolving facility to 2029, and certain other changes as set forth therein.
On May 23, 2024, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock and a supplemental cash dividend of $0.15 per share of Class A common stock, both payable on June 28, 2024 to holders of record as of the close of business on June 14, 2024.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2024.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this annual report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2024, which is included in Item 8 of this annual report.
Item 9B. Other Information.
(a) None.
(b) Trading Arrangements.
During the quarter ended March 31, 2024, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
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
The remaining information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Executive Officers” of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections titled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables” of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the section titled “Beneficial Ownership of Securities” of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the LTIP as of March 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,422,658	N/A	22,787,636
Equity compensation plans not approved by security holders	—	—	—
Total	1,422,658	N/A	22,787,636
_______________________________
(1)Reflects the outstanding RSUs granted under the LTIP as of March 31, 2024.

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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the sections titled “Certain Relationships and Related Person Transactions” and “Director Independence” of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section titled “Independent Registered Public Accounting Firm” of the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2024.

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
(3)Exhibits:

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative.	8-K	2.1	7/07/2021	001-39510
2.2	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Group Real Estate LP, Jeffrey Giller, solely in his capacity as a seller representative, and the seller parties signatory thereto.	8-K	2.1	2/08/2024	001-39510
2.3	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Group Real Assets LP, James O’Leary, solely in his capacity as a seller representative, and the seller parties signatory thereto.	8-K	2.2	2/08/2024	001-39510
2.4	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Europe Limited, Swiss Capital Alternative Investments AG, Marcel Schindler, solely in his capacity as a seller representative, and SC Partner LP.	8-K	2.3	2/08/2024	001-39510

3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
4.1	Description of Securities.					X
10.1	Ninth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of September 20, 2021, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities parties thereto.	8-K	10.3	9/20/2021	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto.	8-K	10.2	9/18/2020	001-39510
10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities parties thereto.	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto.	8-K	10.4	9/18/2020	001-39510
10.5	Amended and Restated Registration Rights Agreement, dated as of September 20, 2021, by and among the Company and the other persons and entities party thereto.	8-K	10.4	9/20/2021	001-39510
10.6	Amended and Restated Stockholders Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.2	9/20/2021	001-39510
10.7†	StepStone Group Inc. 2020 Long-Term Incentive Plan.	8-K	10.7	9/18/2020	001-39510
10.8†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan.	10-Q	10.2	2/09/2023	001-39510
10.9†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan (for awards issued prior to February 2023).	S-1	10.8	8/24/2020	333-248313
10.10†	Form of Indemnification Agreement for directors and officers.	S-1	10.9	8/24/2020	333-248313
10.11	Class C Exchange Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.5	9/20/2021	001-39510
10.12	Amended and Restated Credit Agreement, dated as of May 16, 2024, by and among StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto.	8-K	10.1	5/17/2024	001-39510
10.13	Option Agreement, dated November 2, 2022.	8-K	10.1	11/03/2022	001-39510
10.14†	Consulting Services Agreement, effective as of August 1, 2023, by and among StepStone Group Inc., StepStone Group LP, MMAR HNL, LLC and Monte Brem.	10-Q	10.2	8/07/2023	001-39510
10.15†	StepStone Group Inc. 2023 Employee Stock Purchase Plan.	S-8	99.3	9/18/2023	333-274556
19.1	StepStone Group Inc. Insider Trading Policy.					X

21.1	List of Subsidiaries.	X
23.1	Consent of Ernst & Young LLP.	X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	StepStone Group Inc. Clawback Policy.	X
101
The following financial information in Part II, Item 8, “Financial Statements and Supplementary Data” from our Annual Report on Form 10-K for the year ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

†	Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2024.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 24, 2024.

Signature	Title

/s/ Scott W. Hart	Chief Executive Officer and Director (Principal Executive Officer)
Scott W. Hart

/s/ David Y. Park	Chief Financial Officer (Principal Financial Officer)
David Y. Park

/s/ Anthony Keathley	Chief Accounting Officer (Principal Accounting Officer)
Anthony Keathley

/s/ Monte Brem	Chairman of the Board of Directors
Monte Brem

/s/ Valerie Gay Brown	Director
Valerie Gay Brown

/s/ Jose A. Fernandez	Director
Jose A. Fernandez

/s/ David F. Hoffmeister	Director
David F. Hoffmeister

/s/ Thomas Keck	Director
Thomas Keck

/s/ Michael I. McCabe	Director
Michael I. McCabe

/s/ Steven R. Mitchell	Director
Steven R. Mitchell

/s/ Anne L. Raymond	Director
Anne L. Raymond