Form 10-Q
period 2024-06-30
StepStone Group Inc.
filed 2024-08-08
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 6, 2024, there were 67,931,869 shares of the registrant’s Class A common stock, par value $0.001, and 45,889,135 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
• “StepStone Funds” or “our funds” refer to our focused commingled funds and our separately managed accounts for which we act as both investment adviser and general partner or managing member;
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
• references to “Consolidated Funds” refer to the StepStone Funds that we are required to consolidate as of the applicable reporting period; and
• references to “SRA” refer to StepStone Group Real Assets LP, references to “SRE” refer to StepStone Group Real Estate LP, references to “SPD” refer to StepStone Group Private Debt AG, and references to “SPW” refer to StepStone Group Private Wealth LLC.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies, the favorability of the private markets fundraising environment, successful integration of acquired businesses and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2024 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$141,633	$143,430
Restricted cash	735	718
Fees and accounts receivable	58,334	56,769
Due from affiliates	100,277	67,531
Investments:
Investments in funds	145,519	135,043
Accrued carried interest allocations	1,328,853	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	617,539	631,197
Deferred income tax assets	195,417	184,512
Lease right-of-use assets, net	95,374	97,763
Other assets and receivables	61,436	60,611
Intangibles, net	294,623	304,873
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	53,802	38,164
Investments, at fair value	158,222	131,858
Other assets	2,048	1,745
Total assets	$3,834,354	$3,788,807
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$132,380	$127,417
Accrued compensation and benefits	124,973	101,481
Accrued carried interest-related compensation	652,123	719,497
Legacy Greenspring accrued carried interest-related compensation(1)	470,003	484,154
Due to affiliates	223,471	212,918
Lease liabilities	118,068	119,739
Debt obligations	172,118	148,822
Liabilities of Consolidated Funds:
Other liabilities	1,757	1,645
Total liabilities	1,894,893	1,915,673
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	142,547	102,623
Redeemable non-controlling interests in subsidiaries	5,931	115,920
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 67,931,869 and 65,614,902 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	68	66
Class B common stock, $0.001 par value, 125,000,000 authorized; 45,889,135 and 45,030,959 issued and outstanding as of June 30, 2024 and March 31, 2024, respectively	46	45
Additional paid-in capital	363,529	310,293
Retained earnings	2,995	13,768
Accumulated other comprehensive income	297	304
Total StepStone Group Inc. stockholders’ equity	366,935	324,476
Non-controlling interests in subsidiaries	1,027,558	974,559
Non-controlling interests in legacy Greenspring entities(1)	147,536	147,042
Non-controlling interests in the Partnership	248,954	208,514
Total stockholders’ equity	1,790,983	1,654,591
Total liabilities and stockholders’ equity	$3,834,354	$3,788,807
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	June 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$67,648	$46,859
Restricted cash	735	718
Fees and accounts receivable	53,980	52,566
Due from affiliates	29,683	23,986
Investments in funds	40,893	39,590
Legacy Greenspring investments in funds and accrued carried interest allocations	617,539	631,197
Deferred income tax assets	351	349
Lease right-of-use assets, net	16,174	16,665
Other assets and receivables	12,275	11,491
Assets of Consolidated Funds:
Cash and cash equivalents	53,802	38,164
Investments, at fair value	158,222	131,858
Other assets	2,048	1,745
Total assets	$1,053,350	$995,188

Liabilities
Accounts payable, accrued expenses and other liabilities	$27,205	$27,155
Accrued compensation and benefits	77,918	57,487
Legacy Greenspring accrued carried interest-related compensation	470,003	484,154
Due to affiliates	8,121	5,845
Lease liabilities	16,941	17,415
Liabilities of Consolidated Funds:
Other liabilities	1,757	1,645
Total liabilities	$601,945	$593,701
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2024	2023
Revenues
Management and advisory fees, net	$178,015	$138,115
Performance fees:
Incentive fees	841	6
Carried interest allocations:
Realized	41,804	14,473
Unrealized	(25,170)	49,364
Total carried interest allocations	16,634	63,837
Legacy Greenspring carried interest allocations(1)	(9,089)	(23,947)
Total performance fees	8,386	39,896
Total revenues	186,401	178,011
Expenses
Compensation and benefits:
Cash-based compensation	78,224	70,081
Equity-based compensation	19,179	8,472
Performance fee-related compensation:
Realized	20,848	9,102
Unrealized	(10,923)	24,211
Total performance fee-related compensation	9,925	33,313
Legacy Greenspring performance fee-related compensation(1)	(9,089)	(23,947)
Total compensation and benefits	98,239	87,919
General, administrative and other	41,011	33,277
Total expenses	139,250	121,196
Other income (expense)
Investment income	2,595	3,086
Legacy Greenspring investment loss(1)	(1,255)	(2,866)
Investment income of Consolidated Funds	7,635	2,362
Interest income	2,057	431
Interest expense	(2,990)	(2,012)
Other income (loss)	(351)	227
Total other income	7,691	1,228
Income before income tax	54,842	58,043
Income tax expense	6,797	8,597
Net income	48,045	49,446
Less: Net income attributable to non-controlling interests in subsidiaries	16,615	9,630
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(1,255)	(2,866)
Less: Net income attributable to non-controlling interests in the Partnership	13,324	19,860
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	5,671	1,553
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	362	—
Net income attributable to StepStone Group Inc.	$13,328	$21,269

Net income per share of Class A common stock:
Basic	$0.20	$0.34
Diluted	$0.20	$0.34
Weighted-average shares of Class A common stock:
Basic	66,187,754	62,834,818
Diluted	68,593,761	65,739,470
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2024	2023
Net income	$48,045	$49,446
Other comprehensive income (loss):
Foreign currency translation adjustment	(22)	(78)
Total other comprehensive loss	(22)	(78)
Comprehensive income before non-controlling interests	48,023	49,368
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	16,605	9,591
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(1,255)	(2,866)
Less: Comprehensive income attributable to non-controlling interests in the Partnership	13,319	19,843
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	5,671	1,553
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	362	—
Comprehensive income attributable to StepStone Group Inc.	$13,321	$21,247
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
Net income (loss)	—	—	—	13,328	—	16,615	(1,255)	13,324	42,012
Other comprehensive loss	—	—	—	—	(7)	(10)	—	(5)	(22)
Contributed capital	—	—	—	—	—	—	7,132	—	7,132
Equity-based compensation	—	—	3,121	—	—	204	—	2,354	5,679
Distributions	—	—	—	—	—	(7,867)	(5,383)	(22,247)	(35,497)
Dividends declared	—	—	—	(24,101)	—	—	—	—	(24,101)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	2	(2)	(2)	—	—	—	—	—	(2)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	55,579	—	—	55,579
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	3,763	—	—	(11,522)	—	7,759	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(6,376)	—	—	—	—	—	(6,376)
Balance at June 30, 2024	$68	$46	$363,529	$2,995	$297	$1,027,558	$147,536	$248,954	$1,790,983

Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	21,269	—	9,630	(2,866)	19,860	47,893
Other comprehensive loss	—	—	—	—	(22)	(39)	—	(17)	(78)
Contributed capital	—	—	—	—	—	—	2,578	28	2,606
Equity-based compensation	—	—	2,511	—	—	147	—	1,955	4,613
Distributions	—	—	—	—	—	(8,440)	(454)	(17,273)	(26,167)
Dividends declared	—	—	—	(29,087)	—	—	—	—	(29,087)
Equity reallocation between controlling and non-controlling interests	—	—	(255)	—	—	—	—	255	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(24)	—	—	—	—	—	(24)
Balance at June 30, 2023	$63	$46	$612,799	$152,612	$439	$37,678	$151,916	$672,990	$1,628,543
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$48,045	$49,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,337	11,987
Unrealized carried interest allocations and investment (income) loss	23,990	(51,893)
Unrealized legacy Greenspring carried interest allocations and investment loss	17,825	27,941
Unrealized performance fee-related compensation	(10,923)	24,211
Unrealized legacy Greenspring performance fee-related compensation	(15,696)	(24,876)
Amortization of deferred financing costs	108	118
Equity-based compensation	18,548	8,472
Change in deferred income taxes	1,030	4,977
Fair value adjustment for acquisition-related contingent consideration	2,864	(1,267)
Other non-cash activities	—	3
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(7,307)	(2,362)
Purchases of investments of Consolidated Funds	(19,706)	(6,231)
Proceeds from sale of investments of Consolidated Funds	649	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(1,565)	(1,641)
Due from affiliates	(32,746)	(8,594)
Other assets and receivables	(942)	6,873
Accounts payable, accrued expenses and other liabilities	1,465	2,195
Accrued compensation and benefits	10,623	22,048
Due to affiliates	2,044	906
Lease right-of-use assets, net and lease liabilities	718	(4,450)
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(303)	(64)
Other liabilities and payables	112	(212)
Net cash provided by operating activities	50,170	57,587
Cash flows from investing activities
Contributions to investments	(11,702)	(5,066)
Distributions received from investments	1,690	659
Contributions to investments in legacy Greenspring entities	(7,132)	(2,578)
Distributions received from investments in legacy Greenspring entities	4,507	255
Purchases of property and equipment	(575)	(7,756)
Net cash used in investing activities	(13,212)	(14,486)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$—	$28
Purchase of non-controlling interests	(5,398)	—
Redemption of redeemable non-controlling interests	(12,968)	—
Proceeds from revolving credit facility	25,000	—
Deferred financing costs	(1,813)	—
Distributions to non-controlling interests	(30,114)	(25,713)
Proceeds from capital contributions to legacy Greenspring entities	7,132	2,578
Distributions to non-controlling interests in legacy Greenspring entities	(5,383)	(454)
Dividends paid to common stockholders	(23,807)	(28,277)
Payments to related parties under Tax Receivable Agreements	(9,802)	(7,670)
Other financing activities	1	—
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	34,253	15,535
Net cash used in financing activities	(22,899)	(43,973)
Effect of foreign currency exchange rate changes	(201)	(716)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,858	(1,588)
Cash, cash equivalents and restricted cash at beginning of period	182,312	129,517
Cash, cash equivalents and restricted cash at end of period	$196,170	$127,929

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$294	$810
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(6,376)	(24)
Establishment of lease liabilities in exchange for lease right-of-use assets	—	1,239
Settlement of non-controlling interests related to awards of carried interest allocations	55,579	—
Equity issued for redemption of redeemable non-controlling interests	97,383	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$141,633	$91,733
Restricted cash	735	699
Cash and cash equivalents of Consolidated Funds	53,802	35,497
Total cash, cash equivalents and restricted cash	$196,170	$127,929
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

1.    Organization
StepStone Group Inc. (“SSG”) was incorporated in the state of Delaware on November 20, 2019 and, following its initial public offering in 2020, acts as a holding company for StepStone Group LP (the “Partnership”). SSG is the sole managing member of StepStone Group Holdings LLC (the “General Partner”), the general partner of the Partnership. Unless otherwise specified, “StepStone” or the “Company” refers to SSG and its consolidated subsidiaries, including the Partnership, throughout the remainder of these notes to the condensed consolidated financial statements.
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of June 30, 2024, SSG held approximately 57.7% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission (“SEC”).
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
The Company has determined that certain of its operating subsidiaries, StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”), StepStone Group Private Debt AG (“SPD”), and StepStone Group Private Wealth LLC (“SPW”) and certain StepStone Funds are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the condensed consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
In connection with the acquisition of Greenspring Associates, Inc. and certain of its affiliates (“Greenspring”) that was completed on September 20, 2021 (the “Greenspring acquisition”), the Company, indirectly through its subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). The Company did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. However, certain arrangements negotiated as part of the acquisition represent variable interests that could be significant. The Company determined that the legacy Greenspring general partner entities are VIEs and it is the primary beneficiary of each such entity because it has a controlling financial interest in each entity. As a result, the Company consolidates these entities.
The Company and its subsidiaries manages or controls certain entities that constitute client investment funds that have been consolidated in the accompanying condensed consolidated financial statements (“Consolidated Funds”). Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying condensed consolidated financial statements, and amounts related to economic interests held by third-party investors are reflected as redeemable non-controlling interests in Consolidated Funds. The revenues earned by the Company as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income attributable to SSG or to Stockholders’ Equity.
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
Non-controlling interests in the Partnership represent the economic interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Redeemable non-controlling interests in subsidiaries represent the redeemable economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees in those entities that were established in connection with the Transaction Agreements as described in note 13. Redeemable non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended June 30, 2024, the Company used the March 31, 2024 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of March 31, 2024, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2024.
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
Current Events
In the first half of 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated with a sustained period of higher interest rates.
The Company is continuing to closely monitor developments related to inflation, higher interest rates, potential regulatory developments as a result of U.S. elections, banking system volatility, geopolitical tension, unrest or conflicts, including in Russia, Ukraine, and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
Management’s determination of fair value for investments in the underlying funds includes various valuation techniques. These techniques may include a market approach, recent transaction price, net asset value approach, or discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA, revenue multiples, discount rates, weighted average cost of capital, exit multiples, or terminal growth rates.

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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of June 30, 2024.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three months ended June 30, 2024 and 2023.

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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognizes revenue attributable to carried interest allocations from a fund based on the amount that would be due to the Company pursuant to the fund’s governing documents, assuming the fund was liquidated based on the current fair value of its underlying investments as of that date. Accordingly, the amount recognized as carried interest allocation revenue reflects the Company’s share of the gains and losses of the associated fund’s underlying investments measured at their then-fair values, relative to the fair values as of the end of the prior period. The Company records the amount of carried interest allocated to the Company as of each period end as accrued carried interest allocations receivable, which is included as a component of investments in the condensed consolidated balance sheets. Management’s determination of fair value for investments in the underlying funds includes various valuation techniques. These techniques may include a market approach, recent transaction price, net asset value approach, or discounted cash flows, and may use one or more significant unobservable inputs such as EBITDA, revenue multiples, discount rates, weighted average cost of capital, exit multiples, or terminal growth rates.
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued.
Equity-Based Compensation
Equity-based compensation represents grants of equity-based awards or arrangements to certain employees and directors. The Company accounts for grants of equity-based awards, including restricted stock units (“RSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service period, which is generally the vesting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the condensed consolidated statements of income. The fair value of RSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 9 for additional information regarding the Company’s accounting for equity-based awards.
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
Tax Receivable Agreements
The Tax Receivable Agreements provide for payment by SSG to the Class B limited partners, Class C limited partners, Class D limited partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under both Tax Receivable Agreements. See note 13 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	June 30, 2024	March 31, 2024
Foreign currency translation adjustments	$70	$77
Unrealized gain on defined benefit plan, net	227	227
Accumulated other comprehensive income	$297	$304
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends current guidance for reportable segment disclosure requirements. The updated disclosure requirements include: (1) reporting of segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) reporting of an amount for other segment items by reportable segment and a description of its composition, (3) reporting in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets as currently required by Topic 280, (4) reporting of one or more additional measures of segment profit or loss if used by the CODM in assessing segment performance and determining allocation of resources, (5) reporting of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and (6) the requirement for single reportable segment entities to provide all required disclosures in Topic 280 for annual and interim periods. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company plans to include expanded disclosures beginning with its annual report on Form 10-K for the fiscal year ending March 31, 2025.

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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and Advisory Fees, Net	2024	2023
Focused commingled funds(1)	$104,435	$67,006
SMAs	57,376	55,744
Advisory and other services	14,769	14,101
Fund reimbursement revenues	1,435	1,264
Total management and advisory fees, net	$178,015	$138,115
_______________________________
(1)Includes BDC income-based incentive fees of $1.1 million for the three months ended June 30, 2024. There were no income-based incentive fees for the three months ended June 30, 2023.

	Three Months Ended June 30,
Incentive Fees	2024	2023
SMAs	$800	$6
Focused commingled funds	41	—
Total incentive fees	$841	$6

	Three Months Ended June 30,
Carried Interest Allocations	2024	2023
SMAs	$(2,809)	$40,136
Focused commingled funds	19,443	23,701
Total carried interest allocations	$16,634	$63,837

	Three Months Ended June 30,
Legacy Greenspring Carried Interest Allocations	2024	2023
SMAs	$199	$—
Focused commingled funds	(9,288)	(23,947)
Total legacy Greenspring carried interest allocations(1)	$(9,089)	$(23,947)
_______________________________
(1)The three months ended June 30, 2024 and 2023 reflect the net effect of gross realized carried interest allocations of $6.6 million and $0.9 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The decrease in carried interest allocations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to lower net unrealized appreciation in the fair value of certain underlying investments in the Company’s private equity funds. The increase in legacy Greenspring carried interest allocations for the three months ended June 30, 2024 was primarily attributable to lower net unrealized depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended June 30,
Revenues(1)	2024	2023
United States	$71,758	$45,093
Non-U.S. countries	114,643	132,918
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three months ended June 30, 2024 and 2023, no individual client represented 10% or more of the Company’s net management and advisory fees. For the three months ended June 30, 2024 and 2023, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees.
As of June 30, 2024 and March 31, 2024, the Company had $29.6 million and $31.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2024, the Company had recognized $6.0 million as revenue from amounts included in the deferred revenue balance as of March 31, 2024.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,053.4 million and $995.2 million as of June 30, 2024 and March 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $601.9 million and $593.7 million as of June 30, 2024 and March 31, 2024, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of June 30, 2024 and March 31, 2024, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	June 30, 2024	March 31, 2024
Investments in funds	$145,519	$135,043
Legacy Greenspring investments in funds	147,536	147,042
Due from affiliates, net	63,799	34,744
Less: Amounts attributable to non-controlling interests in subsidiaries	30,029	25,362
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	147,536	147,042
Maximum exposure to loss	$179,289	$144,425
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
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	June 30, 2024	March 31, 2024
Investments in funds(1)	$145,519	$135,043
Accrued carried interest allocations	1,328,853	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	617,539	631,197
Total equity method investments	$2,091,911	$2,120,291
_______________________________
(1)The Company’s investments in funds were $217.9 million and $204.8 million as of June 30, 2024 and March 31, 2024, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $147.5 million and $147.0 million and carried interest allocations of $470.0 million and $484.2 million as of June 30, 2024 and March 31, 2024, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Three Months Ended June 30,
	2024	2023
Carried interest allocations	$16,634	$63,837
Investment income	2,595	3,086
Legacy Greenspring carried interest allocations	(9,089)	(23,947)
Legacy Greenspring investment loss	(1,255)	(2,866)
Total equity method income	$8,885	$40,110
The decrease in carried interest allocations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was primarily attributable to lower net unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of June 30, 2024 and March 31, 2024, the Company’s investments in one and two SMAs, respectively, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 15% and 26%, respectively, of the total accrued carried interest allocations balance as of those dates. As of June 30, 2024 and March 31, 2024, the Company’s investments in three commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 37% and 36%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of June 30, 2024 and March 31, 2024, $652.1 million and $719.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of June 30, 2024 and March 31, 2024, $470.0 million and $484.2 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $147.5 million and $147.0 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of June 30, 2024 and March 31, 2024 and for the three months ended June 30, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	June 30, 2024	March 31, 2024	June 30, 2024	March 31, 2024
Investments of Consolidated Funds:
Equity securities (cost of $21.9 million and $15.6 million as of June 30, 2024 and March 31, 2024, respectively)	$24,553	$17,028	16%	13%
Partnership and LLC interests (cost of $93.3 million and $76.0 million as of June 30, 2024 and March 31, 2024, respectively)	133,669	114,830	84%	87%
Total investments of Consolidated Funds	$158,222	$131,858	100%	100%
As of June 30, 2024 and March 31, 2024, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended June 30,
	2024	2023
Investments of Consolidated Funds:
Net realized gains on investments	$327	$—
Net unrealized gains on investments	7,308	2,362

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of June 30, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$56,312	$56,312
Total liabilities	$—	$—	$56,312	$56,312

	As of March 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$53,449	$53,449
Total liabilities	$—	$—	$53,449	$53,449
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2024 and 2023.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Three Months Ended June 30,
	2024	2023
Contingent consideration obligations
Balance, beginning of period:	$53,449	$36,745
Additions	—	—
Change in fair value	2,863	(1,267)
Settlements	—	(146)
Balance, end of period:	$56,312	$35,332

Changes in unrealized (gains) losses included in earnings related to financial instruments still held at the reporting date	$2,863	$(1,267)

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Contingent Consideration
The fair value of the contingent consideration obligation is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration obligations may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration obligation primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations, which was 7% as of June 30, 2024. The contingent consideration obligation balance is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income.
Financial Instruments of Consolidated Funds

	As of June 30, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$10,697	$10,697
Partnership and LLC interests	—	—	5,769	5,769
Total assets	$—	$—	$16,466	$16,466

	As of March 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$12,421	$12,421
Partnership and LLC interests	—	—	1,273	1,273
Total assets	$—	$—	$13,694	$13,694
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2024 and 2023.
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of June 30, 2024 and March 31, 2024, investments with a combined fair value of $141.8 million and $118.2 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of June 30, 2024 and March 31, 2024, investments with a combined fair value of $16.5 million and $13.7 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended June 30,
	2024	2023

Balance, beginning of period:	$13,694	$6,901
Transfers into Level III	—	—
Transfers out of Level III	(3,553)	(5,067)
Purchases	6,325	—
Change in fair value	—	—
Balance, end of period:	$16,466	$1,834

Changes in unrealized gains (losses) included in earnings related to financial instruments still held at the reporting date	$—	$—
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	June 30, 2024	March 31, 2024
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(154,029)	(143,779)
Intangible assets, net	$294,623	$304,873
Amortization expense related to intangible assets was $10.5 million and $10.7 million for the three months ended June 30, 2024 and 2023, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.
At June 30, 2024, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2025	$30,751
FY2026	40,810
FY2027	40,776
FY2028	40,759
FY2029	40,759
Thereafter	100,768
Total	$294,623
The carrying value of goodwill was $580.5 million as of June 30, 2024 and March 31, 2024. The Company determined there was no indication of goodwill impairment as of June 30, 2024 and March 31, 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
8. Debt Obligations
The Company is party to a credit agreement, as amended and restated in May 2024 (the “Credit Agreement”), which, among other things, increased the aggregate principal amount of the commitments thereunder to $300.0 million from $225.0 million and extended the maturity date of the revolving facility to May 2029. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, and certain other lenders party thereto and provides for a $300.0 million multicurrency revolving credit facility (the “Revolver”). As of June 30, 2024, the Company had $172.1 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	June 30, 2024	March 31, 2024
Revolver	$175,000	$150,000
Less: Debt issuance costs	(2,882)	(1,178)
Total debt obligations	$172,118	$148,822
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2024 was 7.48%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is May 16, 2029.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of June 30, 2024, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2024, the Company had outstanding letters of credit totaling $6.5 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2024	1,422,658	$27.12
Granted	—	$—
Vested	—	$—
Forfeited	(3,295)	$(28.44)
Balance as of June 30, 2024	1,419,363	$27.12
Unvested Partnership Units
In June 2024, 2,566,566 outstanding Class B2 units fully vested and were automatically converted into Class B units and all unitholders were entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. During the three months ended June 30, 2024, none of the outstanding Class B2 units were forfeited.
As of June 30, 2024, $35.3 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 4.3 years.
Liability Classified Awards
The Company recognized $12.9 million and $3.9 million during the three months ended June 30, 2024 and 2023, respectively, of expense related to the fair value of liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three months ended June 30, 2024 and 2023, no amounts were paid related to the settlement of liability classified awards.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. Employees may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. There were no shares purchased under the ESPP during the three months ended June 30, 2024 and 2023. As of June 30, 2024, the Company has 2,200,000 shares of Class A common stock reserved for future issuances under the ESPP.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
10.    Income Taxes
In connection with the Transaction Agreements (as defined and described in note 13), the Company recorded a $11.3 million decrease to deferred tax assets during the three months ended June 30, 2024 as a result of the 2024 Exchange (as defined below). In addition, there were exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended June 30, 2024, resulting in a $25.6 million increase in deferred tax assets and a $2.5 million increase in the valuation allowance. Additionally, a corresponding Tax Receivable Agreements liability of $18.3 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $9.8 million and $7.7 million during the three months ended June 30, 2024 and 2023, respectively, under the Tax Receivable Agreements. As of June 30, 2024, the Company’s total Tax Receivable Agreements liability was $215.3 million. See note 12 for more information on the Tax Receivable Agreements.
The Company’s effective tax rate was 12.4% and 14.8% for the three months ended June 30, 2024 and 2023, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, the primary rate difference was due to a decrease in tax expense associated with income allocated to non-controlling interests, partially offset by certain tax expense adjustments that were recorded to the Company’s outside tax basis difference in the Partnership for the three months ended June 30, 2023 that did not reoccur during the three months ended June 30, 2024.
The Company continues to monitor and evaluate legislative developments related to the proposed Global Anti-Base Erosion (“GloBE”) Model Rules established under the Organization for Economic Co-operation and Development’s Pillar Two framework. Several countries where the Company operates have adopted GloBE into their legislation, and additional countries are anticipated to adopt these rules in the future. To date, these legislative changes have not had a material impact on the Company’s effective tax rate.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of June 30, 2024, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three months ended June 30, 2024 and 2023. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,
	2024	2023
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$13,328	$21,269
Incremental income from assumed vesting of RSUs	131	135
Incremental income from assumed vesting and exchange of Class B2 units	335	829
Net income attributable to StepStone Group Inc. – Diluted	$13,794	$22,233

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	66,187,754	62,834,818
Assumed vesting of RSUs	673,854	400,034
Assumed vesting and exchange of Class B2 units	1,732,153	2,504,618
Weighted-average shares of Class A common stock outstanding – Diluted	68,593,761	65,739,470

Net income per share of Class A common stock:
Basic	$0.20	$0.34
Diluted	$0.20	$0.34
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
The calculation of diluted earnings per share excludes 45,889,135 Class B units, 1,780,446 Class C units and 2,239,185 Class D units of the Partnership outstanding as of June 30, 2024, and 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of June 30, 2023, all of which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $123.7 million and $92.8 million for the three months ended June 30, 2024 and 2023. Carried interest allocation revenues earned from the StepStone Funds totaled $16.6 million and $63.8 million for the three months ended June 30, 2024 and 2023, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(9.1) million and $(23.9) million for the three months ended June 30, 2024 and 2023, respectively.
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

	As of
	June 30, 2024	March 31, 2024
Amounts receivable from StepStone Funds	$71,921	$40,588
Amounts receivable from employees	14,749	13,450
Amounts receivable from loans	13,607	13,493
Total due from affiliates	$100,277	$67,531
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	June 30, 2024	March 31, 2024
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$215,349	$206,841
Amounts payable to StepStone Funds	8,122	5,844
Distributions payable to certain employee equity holders of consolidated subsidiaries	—	233
Total due to affiliates	$223,471	$212,918
The Company made payments of $9.8 million and $7.7 million during the three months ended June 30, 2024 and 2023, respectively, under the Tax Receivable Agreements.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Class C and Class D (further described below) limited partnership interests of the Partnership have substantially the same rights and obligations as are applicable to the existing holders of Class B units of the Partnership. The Company has no ownership interest in the Class C and Class D units, which are held by certain employees of the Company. The Company has entered into agreements with the Class C limited partners of the Partnership (the “Class C Exchange Agreement”) and Class D limited partners of the Partnership (the “Class D Exchange Agreement”) to allow for the exchange of Class C units and Class D units, respectively, to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions, as further described below in respect of the Class D Exchange Agreement.
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	65,614,902	45,030,959
Class A common stock issued in exchange for Class B partnership units	1,731,807	(1,731,807)
Class A common stock issued in exchange for Class C partnership units	71,766	—
Class A common stock issued for purchase of asset class non-controlling interests	513,394	—
Class B common stock purchased at par value in connection with vesting of Class B2 units(1)	—	2,589,983
June 30, 2024	67,931,869	45,889,135
_______________________________
(1)Includes 23,417 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units.
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of June 30, 2024, no shares of preferred stock were issued or outstanding.
In June 2024, the Company issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to the Company.
On April 1, 2024, certain of the Company’s subsidiaries underwent transactions to effect unitization of the outstanding classes of limited partnership interests. The economic rights and obligations of limited partnership interest holders were the same immediately prior to the unitization as immediately after the unitization. The outstanding classes of limited partnership interests, including the class of interests relating to awards of carried interest allocations granted to employees, were essentially combined into a single class of limited partnership interest and redesignated into units. The class of interests relating to awards of carried interest allocations granted to employees were previously accounted for as compensation arrangements under ASC 710, Compensation, and presented as carried interest-related compensation expense. The transaction was considered to be a transaction amongst equity holders, and the Company did not recognize any incremental compensation cost related to settlement of the accrued carried interest-related compensation.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Also on April 1, 2024, the Company exchanged certain ordinary shares in the SPD subsidiary and paid $5.4 million to purchase certain preferred shares in SPD with liquidation preference rights in connection with the Transaction Agreements (defined below). There was no change in the Company’s economic interest in SPD as a result of the transaction.
On February 7, 2024, SSG and the Partnership entered into agreements (the “Transaction Agreements”) with each of SRA, SRE and SPD (the “Asset Class Entities”), their respective asset class heads as seller representatives, the seller parties signatory thereto, and certain other parties. The Transaction Agreements provide a path to the Partnership owning all of the outstanding equity interests of the Asset Class Entities over a defined period of time.
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) newly-created Class D equity interests (“Class D units”) in the Partnership with terms substantially similar to the Partnership’s existing Class C units, in the case of SRA and SRE, or shares of the Company’s Class A common stock, in the case of SPD and (ii) cash (at the discretion of the Company for all exchanges except the initial exchange), in up to ten annual exchanges (increased to up to fifteen annual exchanges in certain circumstances in case of the sellers of SRA equity interests). The Transaction Agreements allow for issuance of up to 75 million shares as consideration for settlement of the transaction.
The portion of the equity interests to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered will be calculated using exchange ratios determined each year based on a formula establishing an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Company’s Class A common stock relative to the Company’s estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place, in which case if not met the exchange would be skipped and combined in a subsequent year if and when the minimum adjusted trading multiple was met. For all of the exchanges after the initial exchange, the settlement by cash or equity is at the discretion of the Company. Therefore, the non-controlling interests subject to the Transaction Agreements are not mandatorily redeemable as of June 30, 2024.
Pursuant to each Transaction Agreement, and subject to receipt of required regulatory and other approvals, the consideration for the first exchange was calculated using a reference date of April 1, 2024 (the “Initial Reference Date”) and the first exchange was consummated promptly following the Initial Reference Date upon the satisfaction or waiver of the conditions set forth in such Transaction Agreement applicable to the first exchange, including publication of the Company’s audited financial statements for the fiscal year ended March 31, 2024. The Transaction Agreements also provide for up to nine subsequent annual exchanges (or up to 14 subsequent exchanges in certain circumstances in the case of SRA), in each case with a calculation reference date of April 1 and consummation promptly following satisfaction or waiver of the conditions set forth in such Transaction Agreement, including delivery of audited financial statements of the Company. Each Transaction Agreement provides that beginning after the fifth annual exchange, future exchanges may be accelerated into one final exchange in certain circumstances.
On May 31, 2024, the Company completed the first annual exchange (the “2024 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements. As a result of the 2024 Exchange, the Partnership now owns approximately 54% of the outstanding equity interests of SRA, 56% of the outstanding equity interests of SRE and 54% of the outstanding equity interests of SPD. The aggregate consideration paid by the Company in the 2024 Exchange was approximately (i) $13 million in cash, (ii) 513,394 shares of the Company’s Class A common stock and (iii) 2,239,185 Class D units of the Partnership.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In connection with the transactions contemplated by the SRA Transaction Agreement and SRE Transaction Agreement, SSG and the Partnership entered into a Class D Exchange Agreement at the closing of the 2024 Exchange on May 31, 2024. The Class D Exchange Agreement provides, among other things, sellers under the SRA Transaction Agreement and SRE Transaction Agreement with the ability, in certain circumstances and subject to certain conditions, to exchange the Class D units issued to them in connection with the SRA Transaction Agreement and SRE Transaction Agreement on a one-for-one basis with shares of the Company’s Class A common stock, par value $0.001. In addition, the Class D Exchange Agreement restricts the exchange of the Class D units issued to such sellers, which restriction applies for a maximum of one year (or two years if a Transaction Agreement Exchange (as defined in the Class D Exchange Agreement) constitutes an Acceleration Exchange (as defined in the Class D Exchange Agreement)), subject to certain exceptions.
In April 2024, the carrying value of the non-controlling interests purchased in the 2024 Exchange were reclassified from redeemable equity to liabilities at the redemption value of $110.4 million once it was determined that the exchange was certain to occur.
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
As of June 30, 2024, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $5.9 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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
On May 23, 2024, the Company announced a quarterly cash dividend of $0.21 per share of Class A common stock and a supplemental cash dividend of $0.15 per share of Class A common stock, both of which were paid on June 28, 2024 to holders of record at the close of business on June 14, 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended June 30,
	2024	2023
Beginning balance	$102,623	$24,530
Contributions	34,253	15,535
Net income	5,671	1,553
Ending balance	$142,547	$41,618
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended June 30,
	2024	2023
Beginning balance	$115,920	$—
Net income	362	—
Redemption of redeemable non-controlling interests	(110,351)	—
Ending balance	$5,931	$—
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of June 30, 2024.
Lease Commitments
The Company leases offices in 27 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of June 30, 2024, there were no finance leases outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended June 30,
	2024	2023
Operating lease cost(1)	$4,001	$3,837
Variable lease cost	334	154
Sublease income	(458)	(374)
Total lease cost	$3,877	$3,617
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$2,985	$3,182
Weighted-average remaining lease term for operating leases (in years)	11.2	12.0
Weighted-average discount rate for operating leases	4.7%	4.6%
As of June 30, 2024, maturities of operating lease liabilities were as follows:

Remainder of FY2025	$12,394
FY2026	16,529
FY2027	15,221
FY2028	13,139
FY2029	15,099
Thereafter	84,804
Total lease liabilities	157,186
Less: Imputed interest	(39,118)
Total operating lease liabilities	$118,068
Unfunded Capital Commitments
As of June 30, 2024 and March 31, 2024, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $109.2 million and $115.7 million, respectively. The $109.2 million and $115.7 million of unfunded commitments as of June 30, 2024 and March 31, 2024, respectively, exclude $70.7 million and $67.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of June 30, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $297.0 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of June 30, 2024 and March 31, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
15.    Subsequent Events
On August 8, 2024, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock, payable on September 13, 2024 to holders of record as of the close of business on August 30, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q and our audited financial statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of June 30, 2024, we were responsible for approximately $701 billion of total capital, including $169 billion of AUM and $531 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 27 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of June 30, 2024, we had approximately 1,010 total employees, including 340 investment professionals and approximately 670 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $103 billion of our AUM as of June 30, 2024.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $52 billion of our AUM as of June 30, 2024.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $531 billion of our AUA and $15 billion of our AUM as of June 30, 2024.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. SPI Reporting tracked detailed information on over $710 billion of client commitments as of June 30, 2024, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Trends Affecting Our Business
Our business is affected by a variety of factors, including conditions in the financial markets, regulatory environment, and economic and political conditions. Changes in global economic conditions and regulatory or other governmental policies or actions can materially affect the values of the StepStone Funds’ holdings, our ability to source attractive investments and completely utilize the capital that we have raised, and result in increased compliance costs and administrative burdens. However, we believe our disciplined investment philosophy across our diversified investment strategies has historically contributed to the stability of our performance throughout market cycles. Furthermore, we operate at scale across all four private markets asset classes and service clients across a broad range of geography, type, and size, which contributes to our operating resilience and mitigates against concentration risk.
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
Current Events
In the first half of 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated with a sustained period of higher interest rates.
We are continuing to closely monitor developments related to inflation, higher interest rates, potential regulatory developments as a result of U.S. elections, banking system volatility, geopolitical tension, unrest or conflicts, including in Russia, Ukraine, and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2024.

Corporate Transactions
Purchase of Asset Class Non-Controlling Interests
On February 7, 2024, we entered into agreements (the “Transaction Agreements”) with each of SRA, SRE and SPD (the “Asset Class Entities”), their respective asset class heads as seller representatives, the seller parties signatory thereto, and certain other parties. The Transaction Agreements provide a path to the Partnership owning all of the outstanding equity interests of the Asset Class Entities over a defined period of time.
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) newly-created Class D equity interests (“Class D units”) in the Partnership with terms substantially similar to the Partnership’s existing Class C units, in the case of SRA and SRE, or shares of Class A common stock, in the case of SPD, and (ii) cash (at our discretion for all exchanges except the initial exchange), in up to ten annual exchanges (or up to fifteen annual exchanges in certain circumstances in the case of the sellers of SRA equity interests).
The portion of the equity interests to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered will be calculated using exchange ratios determined each year based on a formula establishing an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for our Class A common stock relative to our estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place, in which case if not met the exchange would be skipped and combined in a subsequent year if and when the minimum adjusted trading multiple was met. For all of the exchanges after the initial exchange, the settlement by cash or equity is at our discretion.
Pursuant to each Transaction Agreement, and subject to receipt of required regulatory and other approvals, the consideration for the first exchange was calculated using a reference date of April 1, 2024 (the “Initial Reference Date”) and the first exchange was consummated promptly following the Initial Reference Date upon the satisfaction or waiver of the conditions set forth in such Transaction Agreement applicable to the first exchange, including publication of our audited financial statements for the fiscal year ended March 31, 2024. The Transaction Agreements also provide for up to nine subsequent annual exchanges (or up to 14 subsequent exchanges in certain circumstances in the case of SRA), in each case with a calculation reference date of April 1 and consummation promptly following satisfaction or waiver of the conditions set forth in such Transaction Agreement, including delivery of our audited financial statements. Each Transaction Agreement provides that beginning after the fifth annual exchange, future exchanges may be accelerated into one final exchange in certain circumstances.
On May 31, 2024, we completed the first annual exchange (the “2024 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements dated as of February 7, 2024. As a result of the 2024 Exchange, the Partnership now owns approximately 54% of the outstanding equity interests of SRA, 56% of the outstanding equity interests of SRE and 54% of the outstanding equity interests of SPD. The aggregate consideration paid by us in the 2024 Exchange was approximately (i) $13 million in cash, (ii) 513,394 shares of Class A common stock and (iii) 2,239,185 Class D units of the Partnership.

In connection with the transactions contemplated by the SRA Transaction Agreement and SRE Transaction Agreement, we entered into a Class D Exchange Agreement (the “Class D Exchange Agreement”) at the closing of the 2024 Exchange on May 31, 2024. The Class D Exchange Agreement provides, among other things, sellers under the SRA Transaction Agreement and SRE Transaction Agreement with the ability, in certain circumstances and subject to certain conditions, to exchange the Class D units issued to them in connection with the SRA Transaction Agreement and SRE Transaction Agreement on a one-for-one basis with shares of Class A common stock, par value $0.001. In addition, the Class D Exchange Agreement restricts the exchange of the Class D units issued to such sellers, which restriction applies for a maximum of one year (or two years if a Transaction Agreement Exchange (as defined in the Class D Exchange Agreement) constitutes an Acceleration Exchange (as defined in the Class D Exchange Agreement)), subject to certain exceptions.
Equity Transactions
In June 2024, we issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units in accordance with elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of Class A units of the Partnership were issued to us.
Organizational Structure
SSG is a holding company and its only business is to act as the managing member of the General Partner, and its only material assets are Class A units in the Partnership and 100% of the interests in the General Partner. In its capacity as the sole managing member of the General Partner, SSG indirectly operates and controls all of the Partnership’s business and affairs. Therefore, we consolidate the financial results of the Partnership and report non-controlling interests (“NCI”) related to the Class B units, Class C units and Class D units held by partners of the Partnership in our consolidated financial statements.
Pursuant to the StepStone Limited Partnership Agreement, the Class B Exchange Agreement, the Class C Exchange Agreement and the Class D Exchange Agreement that SSG and the Partnership entered into with partners holding Class B units, Class C units and Class D units of the Partnership, respectively, each Class B unit, Class C unit or Class D unit is exchangeable for one share of SSG’s Class A common stock or, at SSG’s election, for cash, subject to certain restrictions specified in the relevant exchange agreement. When a Class B unit, Class C unit or Class D unit is surrendered for exchange, it will not be available for reissuance. When a Class B unit is exchanged for a share of SSG’s Class A common stock, a corresponding share of SSG’s Class B common stock will automatically be redeemed by SSG at par value and canceled. There are no corresponding shares of common stock for the Class C and Class D units.

The diagram below illustrates our organizational structure as of June 30, 2024.
Amounts may not sum to 100% due to rounding.
(1)The partners of the Partnership other than StepStone Group Inc. are:
•the General Partner, which holds a 100% general partner interest and no economic interests;
•certain members of management, employee owners and outside investors, all of whom own Class B units and an equivalent number of shares of Class B common stock;
•certain employee owners who own Class C units; and
•certain employee owners who own Class D units.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of June 30, 2024 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 30.4% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 57.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.39% of average FEAUM for the twelve months ended June 30, 2023 and 2024, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.84% and 0.99% of average FEAUM for the twelve months ended June 30, 2023 and 2024, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.55% and 0.61% of average FEAUM for the twelve months ended June 30, 2023 and 2024, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of June 30, 2024, we had over $80 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 200 programs.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued.
Expenses
Cash-based compensation primarily includes salaries, bonuses, employee benefits and employer-related payroll taxes.
Equity-based compensation represents grants of equity related awards or arrangements to certain employees and directors.
Performance fee-related compensation represents the portion of carried interest allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the StepStone Funds. Approximately 50% of carried interest allocation revenue is awarded to employees as part of our long-term incentive compensation plan, fostering alignment of interest with our clients and investors, and retaining key investment professionals. Carried interest-related compensation is accounted for as compensation expense in conjunction with the related carried interest allocation revenue and, until paid, is recorded as a component of accrued carried interest-related compensation in the condensed consolidated balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of carried interest allocation revenue from realized investment activity. Carried interest-related compensation expense may be subject to reversal to the extent that the related carried interest allocation revenue is reversed. Carried interest-related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. To date, no material amounts of realized carried interest-related compensation have been reversed. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made. On April 1, 2024, certain of our non-wholly owned subsidiaries underwent transactions to effect unitization of the outstanding limited partnership interests, including the class of interests relating to awards of carried interest allocations granted to employees, to combine into a single class of limited partnership interests and redesignated into units. The class of interests relating to awards of carried interest allocations granted to employees were previously presented as carried interest-related compensation expense.

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
Non-controlling interests in the Partnership represent the economic interests in the Partnership held by the Class B, Class C and Class D unitholders of the Partnership. Non-controlling interests in the Partnership are allocated a share of income or loss in the Partnership in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of June 30, 2024 reflects final data for the prior period (March 31, 2024), adjusted for net new client account activity through June 30, 2024. NAV data for underlying investments is as of March 31, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2024. When NAV data is not available by the business day occurring on or after 100 days following March 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of June 30, 2024 reflects final data for the prior period (March 31, 2024), adjusted for net new client account activity through June 30, 2024. NAV data for underlying investments is as of March 31, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2024. When NAV data is not available by the business day occurring on or after 100 days following March 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.

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

Consolidated Results of Operations
We consolidate funds and entities where we are deemed to hold a controlling financial interest. The Consolidated Funds are not necessarily the same entities in each year presented due to changes in ownership, changes in limited partners’ or investor rights, and the creation and termination of funds and entities. The following is a discussion of our unaudited consolidated results of operations for the periods presented. The information is derived from our accompanying condensed consolidated financial statements prepared in accordance with GAAP.

	Three Months Ended June 30,
(in thousands)	2024	2023
Revenues
Management and advisory fees, net	$178,015	$138,115
Performance fees:
Incentive fees	841	6
Carried interest allocations:
Realized	41,804	14,473
Unrealized	(25,170)	49,364
Total carried interest allocations	16,634	63,837
Legacy Greenspring carried interest allocations(1)	(9,089)	(23,947)
Total performance fees	8,386	39,896
Total revenues	186,401	178,011
Expenses
Compensation and benefits:
Cash-based compensation	78,224	70,081
Equity-based compensation	19,179	8,472
Performance fee-related compensation:
Realized	20,848	9,102
Unrealized	(10,923)	24,211
Total performance fee-related compensation	9,925	33,313
Legacy Greenspring performance fee-related compensation(1)	(9,089)	(23,947)
Total compensation and benefits	98,239	87,919
General, administrative and other	41,011	33,277
Total expenses	139,250	121,196
Other income (expense)
Investment income	2,595	3,086
Legacy Greenspring investment loss(1)	(1,255)	(2,866)
Investment income of Consolidated Funds	7,635	2,362
Interest income	2,057	431
Interest expense	(2,990)	(2,012)
Other income (loss)	(351)	227
Total other income	7,691	1,228
Income before income tax	54,842	58,043
Income tax expense	6,797	8,597
Net income	48,045	49,446
Less: Net income attributable to non-controlling interests in subsidiaries	16,615	9,630
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(1,255)	(2,866)
Less: Net income attributable to non-controlling interests in the Partnership	13,324	19,860
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	5,671	1,553
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	362	—
Net income attributable to StepStone Group Inc.	$13,328	$21,269
_______________________________

(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.
Revenues
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Total revenues increased $8.4 million, or 5%, to $186.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The overall increase was driven by higher management and advisory fees, net, a lower reversal of legacy Greenspring carried interest allocations in the current period as compared to the prior year period and higher incentive fees, partially offset by a decrease in carried interest allocations, in each case, as described below.
Management and advisory fees, net increased $39.9 million, or 29%, to $178.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was driven by new client activity and 12% growth in average FEAUM across the platform. The three months ended June 30, 2024 included retroactive fees of $19.1 million from the closings of StepStone’s private equity secondaries, special situation real estate secondaries and infrastructure co-investment funds. The three months ended June 30, 2023 included retroactive fees of $2.8 million from the closings of StepStone’s private equity secondaries, infrastructure co-investment and StepStone VC Global Partners XI funds.
Incentive fees were $0.8 million for the three months ended June 30, 2024 as compared to six thousand dollars for the three months ended June 30, 2023, reflecting positive investment performance and higher realization activity.
Realized carried interest allocation revenues increased $27.3 million, or 189%, to $41.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $41.8 million, unrealized carried interest allocation revenues decreased $47.2 million, or 74%, to $16.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease in unrealized carried interest allocations for the three months ended June 30, 2024 primarily reflected a smaller net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $14.9 million, or 62%, to $(9.1) million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended June 30, 2024 reflect gross realized carried interest allocations of $6.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(15.7) million. The three months ended June 30, 2023 reflect gross realized carried interest allocations of $0.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(24.9) million.
Expenses
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Total expenses increased $18.1 million, or 15%, to $139.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The overall increase resulted from a lower reversal of legacy Greenspring performance fee-related compensation in the current year period as compared to the prior year period, and increases in equity-based compensation, cash-based compensation, and general, administrative and other expenses, partially offset by a decrease in performance fee-related compensation in each case, as described below.

Cash-based compensation increased $8.1 million, or 12%, to $78.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, due to increased staffing and compensation levels. Our average full-time headcount increased 4% in the current year period as compared to the prior year period.
Equity-based compensation increased $10.7 million, or 126%, to $19.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily attributable to a $9.6 million increase in expenses related to liability classified awards in the current year period as compared to the prior year period, additional grants of RSUs made in February 2024 and no comparable expense for these grants in the prior year period, and expense related to the first offering period for the employee stock purchase plan.
Performance fee-related compensation expense decreased $23.4 million, or 70%, to $9.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation increased $11.7 million, or 129%, to $20.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $14.9 million, or 62%, to $(9.1) million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The three months ended June 30, 2024 reflect gross realized performance fee-related compensation expense of $6.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(15.7) million. The three months ended June 30, 2023 reflect gross realized performance fee-related compensation expense of $0.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(24.9) million.
General, administrative and other expenses increased $7.7 million, or 23%, to $41.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The overall increase primarily reflected increases of $4.2 million due to loss on change in fair value for contingent consideration obligation as compared to gain on change in fair value for contingent consideration obligation in the prior period, $1.6 million in travel and associated costs for investment evaluation and client service, $0.9 million in marketing expenses, $0.7 million in professional fees and other general operating expenses.
Other Income (Expense)
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Investment income decreased $0.5 million, or 16%, to $2.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $1.6 million, or 56%, to $1.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The three months ended June 30, 2024 reflected gross realized investment income of $0.9 million and unrealized investment loss, net of the reversal of realized investment income, of $2.1 million. The three months ended June 30, 2023 reflected gross realized investment income of $0.2 million and unrealized investment loss, net of the reversal of realized investment income, of $3.1 million.
Investment income of Consolidated Funds increased $5.3 million, or 223%, to $7.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.

Interest income increased $1.6 million, or 377%, to $2.1 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to higher average interest rates earned on cash and cash equivalent balances and higher average cash and cash equivalent balances during the current year period, as compared with the prior year period. Interest income attributable to the Consolidated Funds was $0.9 million in the current year period as compared to $0.2 million in the prior year period.
Interest expense increased $1.0 million, or 49%, to $3.0 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period, as compared with the prior year period.
Other income (loss) decreased $0.6 million to a loss of $0.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting net foreign currency transaction losses in the current period as compared with net foreign currency transaction gains in the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 12.4% and 14.8% for the three months ended June 30, 2024 and 2023, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. For the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, the primary rate difference was due to a decrease in tax expense associated with income allocated to non-controlling interests, partially offset by certain tax expense adjustments that were recorded to our outside tax basis difference in the Partnership for the three months ended June 30, 2023 that did not reoccur during the three months ended June 30, 2024.
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Income tax expense decreased $1.8 million, or 21%, to $6.8 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease in income tax expense was primarily driven by lower pre-tax income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $7.0 million, or 73%, to $16.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements.

Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $1.3 million and $2.9 million for the three months ended June 30, 2024 and 2023, respectively.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income attributable to non-controlling interests in the Partnership was $13.3 million and $19.9 million for the three months ended June 30, 2024 and 2023, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds was $5.7 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, which represents income of the Consolidated Funds attributable to third-party investors.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.4 million for the three months ended June 30, 2024. There were no redeemable non-controlling interests in subsidiaries for the three months ended June 30, 2023.
Key Operating Metrics
Assets Under Management
AUM was $169 billion as of June 30, 2024, $157 billion as of March 31, 2024 and $143 billion as of June 30, 2023.
Assets Under Advisement
Assets related to our advisory accounts were $531 billion as of June 30, 2024, $521 billion as of March 31, 2024 and $497 billion as of June 30, 2023.
Fee-Earning AUM
Three Months Ended June 30, 2024
FEAUM increased approximately $6.5 billion to $100.4 billion as of June 30, 2024 as compared to March 31, 2024. During the period, FEAUM from SMAs increased approximately $1.4 billion and FEAUM from commingled funds increased approximately $5.1 billion.

	Three Months Ended June 30, 2024
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$58,897	$34,961	$93,858
Contributions(1)	2,085	5,653	7,738
Distributions(2)	(830)	(661)	(1,491)
Market value, FX and other(3)	120	131	251
Ending balance	$60,272	$40,084	$100,356
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	June 30, 2024	March 31, 2024	June 30, 2023
FEAUM
Private equity	$54,855	$49,869	$46,539
Infrastructure	20,377	20,114	19,874
Private debt	16,161	15,477	14,865
Real estate	8,963	8,398	6,129
Total	$100,356	$93,858	$87,407

	As of
	June 30, 2024	March 31, 2024	June 30, 2023
Weighted-average fee rate(1)
Private equity(2)	0.77%	0.74%	0.67%
Real estate, infrastructure and private debt asset classes(3)	0.43%	0.42%	0.41%
Total	0.61%	0.59%	0.55%
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
Undeployed Fee-Earning Capital
As of June 30, 2024, we had $27.6 billion of undeployed fee-earning capital, which will generate management fee revenue once this capital is invested or activated.

Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.
Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present before the consolidation of StepStone Funds on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income (loss) as none of the economics are attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise adjusted management and advisory fees, net, adjusted incentive fees (including the deferred portion) and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income (loss), (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in SPW, (d) amortization of intangibles, (e) net income (loss) attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in SPW, (f) charges associated with acquisitions and corporate transactions, and (g) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise adjusted management and advisory fees, net, adjusted incentive fees (including the deferred portion) and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises adjusted management and advisory fees, net, less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in SPW, (c) amortization of intangibles, (d) charges associated with acquisitions and corporate transactions, and (e) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
ANI per share measures our per-share earnings assuming all Class B units, Class C units and Class D units in the Partnership were exchanged for Class A common stock in SSG, including the dilutive impact of outstanding equity-based awards. ANI per share is calculated as ANI divided by adjusted weighted-average shares outstanding. We believe adjusted weighted-average shares and ANI per share are useful to investors because they enable investors to better evaluate per-share operating performance across reporting periods.
Fee-Related Earnings
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
FRE increased $27.3 million, or 61%, to $71.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Adjusted revenues increased $68.4 million, or 45%, to $221.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily reflecting increases in adjusted management and advisory fees, net, realized carried interest allocation revenues, and adjusted incentive fees, including the deferred portion.
ANI increased $27.9 million, or 95%, to $57.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to an increase in FRE as discussed above, higher net realized performance fee-related earnings (adjusted incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
(in thousands, except share and per share amounts)
ANI	$57,241	$29,388

Weighted-average shares of Class A common stock outstanding – Basic	66,187,754	62,834,818
Assumed vesting of RSUs	673,854	400,034
Assumed vesting and exchange of Class B2 units	1,732,153	2,504,618
Exchange of Class B units in the Partnership(1)	45,827,707	46,420,141
Exchange of Class C units in the Partnership(1)	1,849,846	2,514,085
Exchange of Class D units in the Partnership(1)	2,239,185	—
Adjusted weighted-average shares	118,510,499	114,673,696

ANI per share	$0.48	$0.26
_______________________________
(1)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended June 30,
(in thousands)	2024	2023
Total revenues	$186,401	$178,011
Unrealized carried interest allocations	25,170	(49,364)
Deferred incentive fees	6	—
Legacy Greenspring carried interest allocations	9,089	23,947
Management and advisory fee revenues for the Consolidated Funds(1)	499	186
Adjusted revenues	$221,165	$152,780
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

	Three Months Ended June 30,
(in thousands)	2024	2023
GAAP management and advisory fees, net	$178,015	$138,115
Management and advisory fee revenues for the Consolidated Funds(1)	499	186
Adjusted management and advisory fees, net	$178,514	$138,301

GAAP incentive fees	$841	$6
Incentive fee revenues for the Consolidated Funds(2)	—	—
Adjusted incentive fees	$841	$6

GAAP interest income	$2,057	$431
Interest income earned by the Consolidated Funds(3)	(907)	(244)
Adjusted interest income	$1,150	$187

GAAP other income	$(351)	$227
Adjustments(4)	(72)	(376)
Adjusted other income (loss)	$(423)	$(149)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(3)Reflects the removal of interest income earned by the Consolidated Funds.
(4)Reflects the removal of the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2024	2023
Income before income tax	$54,842	$58,043
Net income attributable to non-controlling interests in subsidiaries(1)	(18,951)	(10,540)
Net loss attributable to non-controlling interests in legacy Greenspring entities	1,255	2,866
Unrealized carried interest allocations	25,170	(49,364)
Unrealized performance fee-related compensation	(10,923)	24,211
Unrealized investment (income) loss	(1,180)	(2,529)
Impact of Consolidated Funds	(7,731)	(2,647)
Deferred incentive fees	6	—
Equity-based compensation(2)	16,785	7,171
Amortization of intangibles	10,250	10,661
Non-core items(3)	4,137	(50)
Pre-tax ANI	73,660	37,822
Income taxes(4)	(16,419)	(8,434)
ANI	57,241	29,388
Income taxes(4)	16,419	8,434
Realized carried interest allocations	(41,804)	(14,473)
Realized performance fee-related compensation(5)	20,848	9,102
Realized investment income	(1,415)	(557)
Adjusted incentive fees(6)	(841)	(6)
Deferred incentive fees	(6)	—
Adjusted interest income(6)	(1,150)	(187)
Interest expense	2,990	2,012
Adjusted other loss(6)	423	149
Net income attributable to non-controlling interests in subsidiaries(1)	18,951	10,540
FRE	$71,656	$44,402
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
(3)Includes (income) expense related to transaction costs ($0.7 million for the three months ended June 30, 2024), accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million for the three months ended June 30, 2023), (gain) loss on change in fair value for contingent consideration obligation ($3.0 million and $(1.2) million for the three months ended June 30, 2024 and 2023, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.5 million for the three months ended June 30, 2024 and 2023) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three months ended June 30, 2024 and 2023, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.2 million for the three months ended June 30, 2023).
(6)Excludes the impact of consolidating the Consolidated Funds.

Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through March 31, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of March 31, 2024;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of March 31, 2024 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).

StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	15.3%	1.5x	Core/Core+ fund investments	5.3%	1.3x	Core/debt	7.3%	Direct lending	7.5%
Secondaries	16.3%	1.4x	Value-add/opportunistic fund investments	8.8%	1.3x	Core+/value-add - primary fund investments	10.8%	Distressed debt	8.7%
Co-investments(7)	16.2%	1.6x	Real estate debt fund investments	5.5%	1.2x	Core+/value-add - secondary fund investments	12.4%	Other(9)	7.1%
			Value-add/opportunistic secondaries & co-investments	11.7%	1.2x	Core+/value-add - co-investments	13.6%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of March 31, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2024. For investment returns where NAV data is not available by the business day occurring on or after 100 days following March 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,717 investments totaling $190.1 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 252 client-directed private equity investments, totaling $30.2 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity funds.
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
ii.Secondaries management fee: 125 basis points, 125 basis points and 95 basis points of capital commitments for private equity, real estate and infrastructure, respectively, in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee; 65 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.
iii.Co-investments management fee: 100 basis points of net committed capital for private equity and real estate; 85 and 50 basis points of net committed capital for infrastructure co-investments and direct asset management investments, respectively; 65 basis points of net asset value for private debt; 200 basis points of net invested capital for the StepStone VC Platform.
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
(5)Real estate includes 474 investments totaling $78.3 billion of capital commitments and excludes (i) 89 client-directed real estate investments, totaling $14.0 billion of capital commitments, (ii) 14 secondary/co-investment core/core+ or credit investments, totaling $818.6 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Infrastructure includes 273 investments totaling $54.9 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 35 client-directed infrastructure investments, totaling $6.4 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 925 investments totaling $47.4 billion of capital commitments and excludes (i) 42 client-directed debt investments, totaling $3.2 billion of capital commitments, (ii) 51 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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
As of June 30, 2024, we had $142.4 million of cash, cash equivalents and restricted cash ($196.2 million including Consolidated Funds) and $1,474.4 million of investments in StepStone Funds, including $1,328.9 million of accrued carried interest allocations, against $172.1 million in debt obligations, net of debt issuance costs, and $652.1 million in accrued carried interest-related compensation payable.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) performance fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, and to make investments in the StepStone Funds. We believe we will have sufficient cash flows to meet our liquidity and capital resources requirements for the next 12 months.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Three Months Ended June 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$50,170	$57,587
Net cash used in investing activities	(13,212)	(14,486)
Net cash used in financing activities	(22,899)	(43,973)
Effect of exchange rate changes	(201)	(716)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,858	$(1,588)
Operating Activities
Operating activities provided $50.2 million and $57.6 million of cash for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024 and 2023, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment income and acquisition-related contingent consideration), of $97.1 million and $49.1 million;
•net change in operating assets and liabilities of $(20.4) million and $17.3 million;
•adjustments for unrealized investment income from Consolidated Funds of $7.3 million and $2.4 million;
•net purchases of investments of Consolidated Funds of $19.1 million and $6.2 million; and
•net change in operating assets and liabilities of Consolidated Funds of $(0.2) million and $(0.3) million.
Investing Activities
Investing activities used $13.2 million and $14.5 million of cash for the three months ended June 30, 2024 and 2023, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $10.0 million and $4.4 million;
•net contributions to investments in legacy Greenspring entities of $2.6 million and $2.3 million; and
•purchases of fixed assets of $0.6 million and $7.8 million.

Financing Activities
Financing activities used $22.9 million and $44.0 million of cash for the three months ended June 30, 2024 and 2023, respectively, and primarily consisted of the following:
•borrowings on revolving credit facility of $25.0 million and $0 million;
•deferred financing costs of $1.8 million and $0 million;
•distributions to non-controlling interests of $30.1 million and $25.7 million;
•purchase of non-controlling interests of $5.4 million and $0 million;
•redemption of redeemable non-controlling interests of $13.0 million and $0 million;
•proceeds from capital contributions to legacy Greenspring entities of $7.1 million and $2.6 million;
•distributions to non-controlling interests in legacy Greenspring entities of $5.4 million and $0.5 million;
•dividends paid to common stockholders of $23.8 million and $28.3 million;
•payments to related parties under the Tax Receivable Agreements of $9.8 million and $7.7 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $34.3 million and $15.5 million.
Revolving Credit Facility
We are party to a credit agreement, as amended and restated in May 2024 (the “Credit Agreement”), which, among other things, increased the aggregate principal amount of the commitments thereunder to $300.0 million from $225.0 million and extended the maturity date of the revolving facility to May 2029. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto and provides for a $300.0 million multicurrency Revolver. As of June 30, 2024, we had $172.1 million outstanding on the Revolver, net of debt issuance costs.
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2024 was 7.48%.

Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is May 16, 2029.
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is equal to or greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of June 30, 2024, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2024, we had outstanding letters of credit totaling $6.5 million.
Equity Transactions
In June 2024, we issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. For example, we intend to raise approximately $100 to $200 million in debt financing prior to the end of the calendar year to provide greater flexibility in respect of general corporate expenditures. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On August 8, 2024, we announced a dividend of $0.24 per share of Class A common stock, payable on September 13, 2024 to holders of record at the close of business on August 30, 2024.

The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[3]	June 28, 2024	0.15
Total dividends paid in FY2025		$0.36
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal year 2023.
(3)The supplemental cash dividend relates to earnings in respect of our full fiscal year 2024.
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
Tax Receivable Agreements
We have entered into an Exchanges Tax Receivable Agreement with the Class B limited partners, Class C limited partners, and Class D limited partners and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to these partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partner’s and institutional investor’s Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under the Tax Receivable Agreements.
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
See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements in our Form 10-K for the year ended March 31, 2024 for a summary of our significant accounting policies.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of June 30, 2024, and March 31, 2024, NAV-based management fees represented approximately 11% and 9%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of June 30, 2024 and March 31, 2024, would result in an approximate decrease to annual management fees of $7.0 million and $5.8 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of June 30, 2024 and March 31, 2024, we had $20.5 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of June 30, 2024, and March 31, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $297.0 million and $287.5 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2025 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of June 30, 2024 and March 31, 2024, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $14.6 million and $13.5 million, respectively.
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
Interest Rate Risk
As of June 30, 2024 and March 31, 2024, we had $175.0 million and $150.0 million, respectively, in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of June 30, 2024 and March 31, 2024, we estimate that interest expense would increase by $1.8 million and $1.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $142.4 million and $144.1 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of June 30, 2024 and March 31, 2024, we estimate that interest income would increase by $1.4 million for both periods, on an annualized basis as a result of a 100 basis point increase in interest rates.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2024.
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

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
10.1	Amended and Restated Credit Agreement, dated as of May 16, 2024, by and among StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto.	8-K	10.1	5/17/2024	001-39510
10.2*	Tenth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated May 31, 2024, by and among StepStone Group Holdings, LLC, as General Partner, and each of the other persons and entities party thereto.	8-K	10.1	5/31/2024	001-39510
10.3	Second Amended & Restated Registration Rights Agreement, dated May 31, 2024, by and among the Company and the other persons and entities party thereto.	8-K	10.2	5/31/2024	001-39510
10.4	Class D Exchange Agreement, dated as of May 31, 2024, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.3	5/31/2024	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2024.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)