Form 10-Q
period 2024-09-30
StepStone Group Inc.
filed 2024-11-07
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 5, 2024, there were 72,681,239 shares of the registrant’s Class A common stock, par value $0.001, and 42,482,042 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$179,066	$143,430
Restricted cash	763	718
Fees and accounts receivable	68,103	56,769
Due from affiliates	80,280	67,531
Investments:
Investments in funds	155,857	135,043
Accrued carried interest allocations	1,381,110	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	623,546	631,197
Deferred income tax assets	244,732	184,512
Lease right-of-use assets, net	92,752	97,763
Other assets and receivables	67,035	60,611
Intangibles, net	284,372	304,873
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	45,552	38,164
Investments, at fair value	233,398	131,858
Other assets	2,811	1,745
Total assets	$4,039,919	$3,788,807
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$148,409	$127,417
Accrued compensation and benefits	175,357	101,481
Accrued carried interest-related compensation	680,459	719,497
Legacy Greenspring accrued carried interest-related compensation(1)	472,693	484,154
Due to affiliates	270,745	212,918
Lease liabilities	116,249	119,739
Debt obligations	172,264	148,822
Liabilities of Consolidated Funds:
Other liabilities	3,404	1,645
Total liabilities	2,039,580	1,915,673
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	205,624	102,623
Redeemable non-controlling interests in subsidiaries	6,238	115,920
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 72,681,239 and 65,614,902 issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	73	66
Class B common stock, $0.001 par value, 125,000,000 authorized; 42,482,042 and 45,030,959 issued and outstanding as of September 30, 2024 and March 31, 2024, respectively	43	45
Additional paid-in capital	393,115	310,293
Retained earnings	3,992	13,768
Accumulated other comprehensive income	236	304
Total StepStone Group Inc. stockholders’ equity	397,459	324,476
Non-controlling interests in subsidiaries	1,021,775	974,559
Non-controlling interests in legacy Greenspring entities(1)	150,852	147,042
Non-controlling interests in the Partnership	218,391	208,514
Total stockholders’ equity	1,788,477	1,654,591
Total liabilities and stockholders’ equity	$4,039,919	$3,788,807
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2024	March 31, 2024
Assets
Cash and cash equivalents	$47,206	$46,859
Restricted cash	763	718
Fees and accounts receivable	58,356	52,566
Due from affiliates	25,692	23,986
Investments in funds	42,291	39,590
Legacy Greenspring investments in funds and accrued carried interest allocations	623,546	631,197
Deferred income tax assets	354	349
Lease right-of-use assets, net	15,579	16,665
Other assets and receivables	13,459	11,491
Assets of Consolidated Funds:
Cash and cash equivalents	45,552	38,164
Investments, at fair value	233,398	131,858
Other assets	2,811	1,745
Total assets	$1,109,007	$995,188

Liabilities
Accounts payable, accrued expenses and other liabilities	$30,165	$27,155
Accrued compensation and benefits	111,601	57,487
Legacy Greenspring accrued carried interest-related compensation	472,693	484,154
Due to affiliates	8,847	5,845
Lease liabilities	16,510	17,415
Liabilities of Consolidated Funds:
Other liabilities	3,404	1,645
Total liabilities	$643,220	$593,701
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues
Management and advisory fees, net	$184,758	$142,123	$362,773	$280,238
Performance fees:
Incentive fees	3,155	4,946	3,996	4,952
Carried interest allocations:
Realized	17,632	1,585	59,436	16,058
Unrealized	52,215	55,371	27,045	104,735
Total carried interest allocations	69,847	56,956	86,481	120,793
Legacy Greenspring carried interest allocations(1)	13,917	(12,603)	4,828	(36,550)
Total performance fees	86,919	49,299	95,305	89,195
Total revenues	271,677	191,422	458,078	369,433
Expenses
Compensation and benefits:
Cash-based compensation	82,871	74,851	161,095	144,932
Equity-based compensation	37,332	5,916	56,511	14,388
Performance fee-related compensation:
Realized	8,767	1,720	29,615	10,822
Unrealized	27,748	28,712	16,825	52,923
Total performance fee-related compensation	36,515	30,432	46,440	63,745
Legacy Greenspring performance fee-related compensation(1)	13,917	(12,603)	4,828	(36,550)
Total compensation and benefits	170,635	98,596	268,874	186,515
General, administrative and other	50,061	31,729	91,072	65,006
Total expenses	220,696	130,325	359,946	251,521
Other income (expense)
Investment income	2,051	3,080	4,646	6,166
Legacy Greenspring investment loss(1)	(4,031)	(3,966)	(5,286)	(6,832)
Investment income of Consolidated Funds	8,206	8,772	15,841	11,134
Interest income	3,016	977	5,073	1,408
Interest expense	(3,512)	(2,108)	(6,502)	(4,120)
Other income (loss)	1,177	(872)	826	(645)
Total other income	6,907	5,883	14,598	7,111
Income before income tax	57,888	66,980	112,730	125,023
Income tax expense	4,750	7,729	11,547	16,326
Net income	53,138	59,251	101,183	108,697
Less: Net income attributable to non-controlling interests in subsidiaries	19,125	9,615	35,740	19,245
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(4,031)	(3,966)	(5,286)	(6,832)
Less: Net income attributable to non-controlling interests in the Partnership	13,580	22,928	26,904	42,788
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	6,525	4,449	12,196	6,002
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	307	—	669	—
Net income attributable to StepStone Group Inc.	$17,632	$26,225	$30,960	$47,494

Net income per share of Class A common stock:
Basic	$0.26	$0.42	$0.46	$0.76
Diluted	$0.26	$0.42	$0.46	$0.75
Weighted-average shares of Class A common stock:
Basic	68,772,051	62,858,468	67,486,964	62,846,708
Diluted	69,695,315	66,198,129	69,147,549	65,970,053
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income	$53,138	$59,251	$101,183	$108,697
Other comprehensive income (loss):
Foreign currency translation adjustment	(185)	(367)	(207)	(445)
Total other comprehensive loss	(185)	(367)	(207)	(445)
Comprehensive income before non-controlling interests	52,953	58,884	100,976	108,252
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	19,040	9,444	35,645	19,035
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(4,031)	(3,966)	(5,286)	(6,832)
Less: Comprehensive income attributable to non-controlling interests in the Partnership	13,541	22,842	26,860	42,685
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	6,525	4,449	12,196	6,002
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	307	—	669	—
Comprehensive income attributable to StepStone Group Inc.	$17,571	$26,115	$30,892	$47,362
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2024	$68	$46	$363,529	$2,995	$297	$1,027,558	$147,536	$248,954	$1,790,983
Net income (loss)	—	—	—	17,632	—	19,125	(4,031)	13,580	46,306
Other comprehensive loss	—	—	—	—	(61)	(85)	—	(39)	(185)
Contributed capital	—	—	—	—	—	—	11,614	—	11,614
Equity-based compensation	—	—	2,992	—	—	204	—	2,133	5,329
Distributions	—	—	—	—	—	(23,281)	(4,267)	(25,028)	(52,576)
Dividends declared	—	—	—	(16,635)	—	—	—	—	(16,635)
Vesting of RSUs, net of shares withheld for employee taxes	1	—	(673)	—	—	—	—	(451)	(1,123)
Class A common stock issued under ESPP	—	—	684	—	—	—	—	431	1,115
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	4	(3)	(4)	—	—	—	—	—	(3)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	(602)	—	—	(602)
Equity reallocation between controlling and non-controlling interests	—	—	22,333	—	—	(1,144)	—	(21,189)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	4,254	—	—	—	—	—	4,254
Balance at September 30, 2024	$73	$43	$393,115	$3,992	$236	$1,021,775	$150,852	$218,391	$1,788,477

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
Net income (loss)	—	—	—	30,960	—	35,740	(5,286)	26,904	88,318
Other comprehensive loss	—	—	—	—	(68)	(95)	—	(44)	(207)
Contributed capital	—	—	—	—	—	—	18,746	—	18,746
Equity-based compensation	—	—	6,113	—	—	408	—	4,487	11,008
Distributions	—	—	—	—	—	(31,148)	(9,650)	(47,275)	(88,073)
Dividends declared	—	—	—	(40,736)	—	—	—	—	(40,736)
Vesting of RSUs, net of shares withheld for employee taxes	1	—	(673)	—	—	—	—	(451)	(1,123)
Class A common stock issued under ESPP	—	—	684	—	—	—	—	431	1,115
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	6	(5)	(6)	—	—	—	—	—	(5)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	54,977	—	—	54,977
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	26,096	—	—	(12,666)	—	(13,430)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(2,122)	—	—	—	—	—	(2,122)
Balance at September 30, 2024	$73	$43	$393,115	$3,992	$236	$1,021,775	$150,852	$218,391	$1,788,477
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2023	$63	$46	$612,799	$152,612	$439	$37,678	$151,916	$672,990	$1,628,543
Net income (loss)	—	—	—	26,225	—	9,615	(3,966)	22,928	54,802
Other comprehensive loss	—	—	—	—	(110)	(171)	—	(86)	(367)
Contributed capital	—	—	—	—	—	—	2,007	—	2,007
Equity-based compensation	—	—	2,564	—	—	149	—	1,996	4,709
Distributions	—	—	—	—	—	(15,532)	(5,702)	(17,615)	(38,849)
Dividends declared	—	—	—	(13,597)	—	—	—	—	(13,597)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(345)	—	—	—	—	(268)	(613)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	1	—	(1)	—	—	—	—	—	—
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	14,378	—	9	(2,898)	—	(11,489)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(1,269)	—	—	—	—	—	(1,269)
Balance at September 30, 2023	$64	$46	$628,977	$165,240	$338	$30,394	$144,255	$669,097	$1,638,411

Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	47,494	—	19,245	(6,832)	42,788	102,695
Other comprehensive loss	—	—	—	—	(132)	(210)	—	(103)	(445)
Contributed capital	—	—	—	—	—	—	4,585	28	4,613
Equity-based compensation	—	—	5,075	—	—	296	—	3,951	9,322
Distributions	—	—	—	—	—	(23,972)	(6,156)	(34,888)	(65,016)
Dividends declared	—	—	—	(42,684)	—	—	—	—	(42,684)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(345)	—	—	—	—	(268)	(613)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	1	—	(1)	—	—	—	—	—	—
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	14,123	—	9	(2,898)	—	(11,234)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(1,293)	—	—	—	—	—	(1,293)
Balance at September 30, 2023	$64	$46	$628,977	$165,240	$338	$30,394	$144,255	$669,097	$1,638,411
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$101,183	$108,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,703	23,979
Unrealized carried interest allocations and investment (income) loss	(28,655)	(108,921)
Unrealized legacy Greenspring carried interest allocations and investment loss	21,867	73,430
Unrealized performance fee-related compensation	16,825	52,923
Unrealized legacy Greenspring performance fee-related compensation	(13,723)	(62,453)
Amortization of deferred financing costs	255	236
Equity-based compensation	53,523	14,388
Change in deferred income taxes	2,519	12,222
Fair value adjustment for acquisition-related contingent consideration	13,666	(4,288)
Other non-cash activities	—	(1)
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(15,569)	(11,134)
Purchases of investments of Consolidated Funds	(88,458)	(26,752)
Proceeds from sale of investments of Consolidated Funds	2,487	—
Changes in operating assets and liabilities:
Fees and accounts receivable	(11,334)	(787)
Due from affiliates	(12,749)	2,595
Other assets and receivables	120	3,565
Accounts payable, accrued expenses and other liabilities	2,862	5,734
Accrued compensation and benefits	31,361	38,733
Due to affiliates	2,769	885
Lease right-of-use assets, net and lease liabilities	1,521	(820)
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(1,066)	(852)
Other liabilities and payables	1,759	7,338
Net cash provided by operating activities	103,866	128,717
Cash flows from investing activities
Contributions to investments	(25,864)	(11,712)
Distributions received from investments	5,598	1,486
Contributions to investments in legacy Greenspring entities	(18,746)	(4,585)
Distributions received from investments in legacy Greenspring entities	6,791	2,011
Purchases of property and equipment	(1,869)	(14,605)
Net cash used in investing activities	(34,089)	(27,405)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$—	$28
Purchase of non-controlling interests	(5,398)	—
Redemption of redeemable non-controlling interests	(12,968)	—
Proceeds from sale of non-controlling interests	—	3,045
Proceeds from revolving credit facility	25,000	25,000
Proceeds from issuance of Class A common stock of shares under ESPP	1,115	—
Deferred financing costs	(1,813)	—
Distributions to non-controlling interests	(78,423)	(58,860)
Proceeds from capital contributions to legacy Greenspring entities	18,746	4,585
Distributions to non-controlling interests in legacy Greenspring entities	(9,650)	(6,156)
Dividends paid to common stockholders	(40,110)	(41,533)
Payments for employee taxes related to net settlement of RSUs	(1,123)	(613)
Payments to related parties under Tax Receivable Agreements	(9,802)	(7,670)
Other financing activities	(2)	—
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	90,805	28,740
Net cash used in financing activities	(23,623)	(53,434)
Effect of foreign currency exchange rate changes	(3,085)	(593)
Net increase in cash, cash equivalents and restricted cash	43,069	47,285
Cash, cash equivalents and restricted cash at beginning of period	182,312	129,517
Cash, cash equivalents and restricted cash at end of period	$225,381	$176,802

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$626	$1,151
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(2,122)	(1,293)
Establishment of lease liabilities in exchange for lease right-of-use assets	—	2,878
Settlement of non-controlling interests related to awards of carried interest allocations	54,977	—
Equity issued for redemption of redeemable non-controlling interests	97,383	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$179,066	$117,484
Restricted cash	763	679
Cash and cash equivalents of Consolidated Funds	45,552	58,639
Total cash, cash equivalents and restricted cash	$225,381	$176,802
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of September 30, 2024, SSG held approximately 61.4% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

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
The Company has determined that certain of its operating subsidiaries, including StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”), StepStone Group Private Debt AG (“SPD”), and StepStone Group Private Wealth LLC (“SPW”) and certain StepStone Funds are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the condensed consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended September 30, 2024, the Company used the June 30, 2024 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2024, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2024.
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
Current Events
In 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated. In September 2024, the Federal Reserve announced the decision to lower the target range for the federal funds rate by 0.50% to a range of 4.75% to 5.00% in response to positive trends in economic data, including a measure of inflation.
The Company is continuing to closely monitor developments related to inflation, decreasing but still higher interest rates, potential regulatory and governmental policy developments as a result of U.S. elections, banking system volatility, geopolitical tension, unrest or conflicts, including in Russia, Ukraine, and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of September 30, 2024.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and six months ended September 30, 2024 and 2023.

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
Management and Advisory Fees, Net
The Company earns management fees for services provided to its SMAs and focused commingled funds. The Company earns advisory fees for services provided to advisory clients where the Company does not have discretion over investment decisions. The Company considers its performance obligations in its customer contracts from which it earns management and advisory fees to be one or more of the following, based on the services promised: asset management services, advisory services and/or the arrangement of administrative services. Management fees include income-based incentive fees, which are based on net investment income of certain funds.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	September 30, 2024	March 31, 2024
Foreign currency translation adjustments	$9	$77
Unrealized gain on defined benefit plan, net	227	227
Accumulated other comprehensive income	$236	$304
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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2024	2023	2024	2023
Focused commingled funds(1)	$107,272	$70,322	$211,707	$137,328
SMAs	61,393	56,430	118,769	112,174
Advisory and other services	14,907	13,741	29,676	27,842
Fund reimbursement revenues	1,186	1,630	2,621	2,894
Total management and advisory fees, net	$184,758	$142,123	$362,773	$280,238
_______________________________
(1)Includes income-based incentive fees of $1.3 million and $2.5 million for the three and six months ended September 30, 2024, respectively. There were no income-based incentive fees for the three and six months ended September 30, 2023.

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2024	2023	2024	2023
SMAs	$2,875	$4,601	$3,675	$4,607
Focused commingled funds	280	345	321	345
Total incentive fees	$3,155	$4,946	$3,996	$4,952

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocations	2024	2023	2024	2023
SMAs	$62,095	$44,644	$59,286	$84,780
Focused commingled funds	7,752	12,312	27,195	36,013
Total carried interest allocations	$69,847	$56,956	$86,481	$120,793

	Three Months Ended September 30,		Six Months Ended September 30,
Legacy Greenspring Carried Interest Allocations	2024	2023	2024	2023
SMAs	$71	$98	$270	$98
Focused commingled funds	13,846	(12,701)	4,558	(36,648)
Total legacy Greenspring carried interest allocations(1)	$13,917	$(12,603)	$4,828	$(36,550)
_______________________________
(1)The three months ended September 30, 2024 and 2023 reflect the net effect of gross realized carried interest allocations of $11.9 million and $25.0 million, respectively, and the six months ended September 30, 2024 and 2023 reflect the net effect of gross realized carried interest allocations of $18.6 million and $25.9 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2024	2023	2024	2023
United States	$98,053	$47,020	$169,811	$92,113
Non-U.S. countries	173,624	144,402	288,267	277,320
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and six months ended September 30, 2024 and 2023, no individual client represented 10% or more of the Company’s net management and advisory fees. For the three and six months ended September 30, 2024 and 2023, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees.
As of September 30, 2024 and March 31, 2024, the Company had $33.3 million and $31.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2024, the Company had recognized $6.0 million as revenue from amounts included in the deferred revenue balance as of March 31, 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,109.0 million and $995.2 million as of September 30, 2024 and March 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $643.2 million and $593.7 million as of September 30, 2024 and March 31, 2024, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2024 and March 31, 2024, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	September 30, 2024	March 31, 2024
Investments in funds	$150,735	$135,043
Legacy Greenspring investments in funds	150,852	147,042
Due from affiliates, net	42,558	34,744
Less: Amounts attributable to non-controlling interests in subsidiaries	22,797	25,362
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	150,852	147,042
Maximum exposure to loss	$170,496	$144,425
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	September 30, 2024	March 31, 2024
Investments in funds(1)	$155,857	$135,043
Accrued carried interest allocations	1,381,110	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	623,546	631,197
Total equity method investments	$2,160,513	$2,120,291
_______________________________
(1)The Company’s investments in funds were $231.7 million and $204.8 million as of September 30, 2024 and March 31, 2024, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $150.9 million and $147.0 million and carried interest allocations of $472.7 million and $484.2 million as of September 30, 2024 and March 31, 2024, respectively.
The Company recognized equity method income (loss) of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Carried interest allocations	$69,847	$56,956	$86,481	$120,793
Investment income	2,051	3,080	4,646	6,166
Legacy Greenspring carried interest allocations	13,917	(12,603)	4,828	(36,550)
Legacy Greenspring investment loss	(4,031)	(3,966)	(5,286)	(6,832)
Total equity method income	$81,784	$43,467	$90,669	$83,577
The increase in carried interest allocations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily attributable to higher net unrealized appreciation in the fair value of the underlying investments in the Company’s infrastructure funds. The decrease in carried interest allocations for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 was primarily attributable to lower net unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. The increase in legacy Greenspring carried interest allocations for the three and six months ended September 30, 2024 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments for the three and six months ended September 30, 2024 as compared to net unrealized depreciation in the fair value of certain underlying fund investments for the three and six months ended September 30, 2023. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of September 30, 2024 and March 31, 2024, the Company’s investments in one and two SMAs, respectively, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 15% and 26%, respectively, of the total accrued carried interest allocations balance as of those dates. As of September 30, 2024 and March 31, 2024, the Company’s investments in two and three commingled funds, respectively, each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 26% and 36%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Of the total accrued carried interest allocations balance as of September 30, 2024 and March 31, 2024, $680.5 million and $719.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of September 30, 2024 and March 31, 2024, $472.7 million and $484.2 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $150.9 million and $147.0 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2024 and March 31, 2024, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	September 30, 2024	March 31, 2024	September 30, 2024	March 31, 2024
Investments of Consolidated Funds:
Equity securities (cost of $25.1 million and $15.6 million as of September 30, 2024 and March 31, 2024, respectively)	$27,471	$17,028	12%	13%
Partnership and LLC interests (cost of $157.3 million and $76.0 million as of September 30, 2024 and March 31, 2024, respectively)	205,927	114,830	88%	87%
Total investments of Consolidated Funds	$233,398	$131,858	100%	100%
As of September 30, 2024 and March 31, 2024, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Investments of Consolidated Funds:
Net realized gains (losses) on investments	$(56)	$—	$271	$—
Net unrealized gains on investments	8,262	8,772	15,570	11,134

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of September 30, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$67,115	$67,115
Total liabilities	$—	$—	$67,115	$67,115

	As of March 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$53,449	$53,449
Total liabilities	$—	$—	$53,449	$53,449
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2024 and 2023.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Contingent consideration obligations
Balance, beginning of period:	$56,312	$35,332	$53,449	$36,745
Additions	—	41	—	41
Change in fair value	10,803	(3,021)	13,666	(4,288)
Settlements	—	—	—	(146)
Balance, end of period:	$67,115	$32,352	$67,115	$32,352

Changes in unrealized (gains) losses included in earnings related to financial instruments still held at the reporting date	$10,803	$(3,021)	$13,666	$(4,288)

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Contingent Consideration
The fair value of the contingent consideration obligation is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration obligations may differ materially from the current estimate. The significant unobservable inputs required to value the contingent consideration obligation primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations, which was 6% as of September 30, 2024. The contingent consideration obligation balance is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income.
Financial Instruments of Consolidated Funds

	As of September 30, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$27,471	$27,471
Total assets	$—	$—	$27,471	$27,471

	As of March 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$12,421	$12,421
Partnership and LLC interests	—	—	1,273	1,273
Total assets	$—	$—	$13,694	$13,694
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2024 and 2023.
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of September 30, 2024 and March 31, 2024, investments with a combined fair value of $205.9 million and $118.2 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of September 30, 2024 and March 31, 2024, investments with a combined fair value of $27.5 million and $13.7 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Balance, beginning of period:	$16,466	$2,902	$13,694	$6,901
Transfers into Level III	9,289	1,076	9,289	1,076
Transfers out of Level III	(779)	(1,067)	(4,332)	(6,134)
Purchases	2,495	9,418	8,820	10,486
Change in fair value	—	—	—	—
Balance, end of period:	$27,471	$12,329	$27,471	$12,329

Changes in unrealized gains (losses) included in earnings related to financial instruments still held at the reporting date	$—	$—	$—	$—
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	September 30, 2024	March 31, 2024
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(164,280)	(143,779)
Intangible assets, net	$284,372	$304,873
Amortization expense related to intangible assets was $10.3 million and $10.7 million for the three months ended September 30, 2024 and 2023, respectively, and $20.5 million and $21.3 million for the six months ended September 30, 2024 and 2023, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At September 30, 2024, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2025	$20,500
FY2026	40,810
FY2027	40,776
FY2028	40,759
FY2029	40,759
Thereafter	100,768
Total	$284,372
The carrying value of goodwill was $580.5 million as of September 30, 2024 and March 31, 2024. The Company determined there was no indication of goodwill impairment as of September 30, 2024 and March 31, 2024.
8. Debt Obligations
The Company is party to a credit agreement, as amended and restated in May 2024 (the “Credit Agreement”), which, among other things, increased the aggregate principal amount of the commitments thereunder to $300.0 million from $225.0 million and extended the maturity date of the revolving facility to May 2029. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, and certain other lenders party thereto and provides for a $300.0 million multicurrency revolving credit facility (the “Revolver”). As of September 30, 2024, the Company had $172.3 million outstanding on the Revolver, net of debt issuance costs.
The Company’s debt obligations consist of the following:

	As of
	September 30, 2024	March 31, 2024
Revolver	$175,000	$150,000
Less: Debt issuance costs	(2,736)	(1,178)
Total debt obligations	$172,264	$148,822
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2024 was 7.41%.

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
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management. As of September 30, 2024, the Company was in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2024, the Company had outstanding letters of credit totaling $6.5 million.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2024	1,422,658	$27.12
Granted	10,798	$50.93
Vested	(584,910)	$(18.49)
Forfeited	(7,560)	$(27.33)
Balance as of September 30, 2024	840,986	$33.43
Unvested Partnership Units
In June 2024, 2,566,566 outstanding Class B2 units fully vested and were automatically converted into Class B units and all unitholders were entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. During the six months ended September 30, 2024, none of the outstanding Class B2 units were forfeited.
As of September 30, 2024, $30.6 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 4.4 years.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Liability Classified Awards
In November 2022, the Company issued a profits interest in SPW to certain employees of the SPW team and concurrently entered into an option agreement which provides that (i) StepStone has the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to StepStone on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless the Company elects to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of the Company’s Class A common stock, and, in either case, rights under one or more tax receivable agreements.
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award.
The Company recognized $32.0 million and $1.2 million during the three months ended September 30, 2024 and 2023, respectively, and $45.5 million and $5.1 million during the six months ended September 30, 2024 and 2023, respectively, of expense related to the fair value of liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three and six months ended September 30, 2024, the Company paid $0.6 million related to the settlement of liability classified awards. For the three and six months ended September 30, 2023, no amounts were paid related to the settlement of liability classified awards. As of September 30, 2024 and March 31, 2024, the Company had recognized $70.8 million and $28.3 million, respectively, for liability classified awards within accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three and six months ended September 30, 2024, 38,096 shares were purchased under the ESPP. There were no shares purchased under the ESPP during the three and six months ended September 30, 2023 as the ESPP had not yet commenced. As of September 30, 2024, the Company has 2,161,904 shares of Class A common stock reserved for future issuances under the ESPP.
10.    Income Taxes
In connection with the exchanges of Class B units and Class C units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended September 30, 2024, the Company recorded an increase to the deferred tax asset of $50.9 million and a decrease in the valuation allowance of $0.9 million. Additionally, a corresponding Tax Receivable Agreements liability of $46.5 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made no payments during the three months ended September 30, 2024 and 2023, respectively, and payments of $9.8 million and $7.7 million during the six months ended September 30, 2024 and 2023, respectively, under the Tax Receivable Agreements. As of September 30, 2024, the Company’s total Tax Receivable Agreements liability was $261.9 million. See note 12 for more information on the Tax Receivable Agreements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s effective tax rate was 8.2% and 11.5% for the three months ended September 30, 2024 and 2023, respectively, and 10.2% and 13.1% for the six months ended September 30, 2024 and 2023, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was driven by an increase in tax benefits related to income allocated to non-controlling interests, as well as an increase in tax benefits associated with the vesting of RSUs for the three and six months ended September 30, 2024.
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
As of September 30, 2024, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and six months ended September 30, 2024 and 2023. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)
Numerator:
Net income attributable to StepStone Group Inc. – Basic	$17,632	$26,225	$30,960	$47,494
Incremental income from assumed vesting of RSUs	222	326	338	444
Incremental income from assumed vesting and exchange of Class B2 units	—	1,017	364	1,829
Incremental income from assumed purchase under ESPP	1	—	1	—
Net income attributable to StepStone Group Inc. – Diluted	$17,855	$27,568	$31,663	$49,767

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	68,772,051	62,858,468	67,486,964	62,846,708
Assumed vesting of RSUs	921,166	801,014	798,186	601,620
Assumed vesting and exchange of Class B2 units	—	2,538,647	861,344	2,521,725
Assumed purchase under ESPP	2,098	—	1,055	—
Weighted-average shares of Class A common stock outstanding – Diluted	69,695,315	66,198,129	69,147,549	65,970,053

Net income per share of Class A common stock:
Basic	$0.26	$0.42	$0.46	$0.76
Diluted	$0.26	$0.42	$0.46	$0.75
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
The calculation of diluted earnings per share excludes 42,482,042 Class B units, 1,041,403 Class C units and 2,239,185 Class D units of the Partnership outstanding as of September 30, 2024, and 46,314,543 Class B units and 1,962,131 Class C units of the Partnership outstanding as of September 30, 2023, all of which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $124.8 million and $96.3 million for the three months ended September 30, 2024 and 2023, respectively, and $248.5 million and $189.1 million for the six months ended September 30, 2024 and 2023, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $69.8 million and $57.0 million for the three months ended September 30, 2024 and 2023, respectively, and $86.5 million and $120.8 million for the six months ended September 30, 2024 and 2023, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $13.9 million and $(12.6) million for the three months ended September 30, 2024 and 2023, respectively, and $4.8 million and $(36.6) million for the six months ended September 30, 2024 and 2023, respectively.
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

	As of
	September 30, 2024	March 31, 2024
Amounts receivable from StepStone Funds	$51,395	$40,588
Amounts receivable from employees	15,164	13,450
Amounts receivable from loans	13,721	13,493
Total due from affiliates	$80,280	$67,531
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	September 30, 2024	March 31, 2024
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$261,898	$206,841
Amounts payable to StepStone Funds	8,837	5,844
Distributions payable to certain employee equity holders of consolidated subsidiaries	10	233
Total due to affiliates	$270,745	$212,918
The Company made no payments during the three months ended September 30, 2024 and 2023, respectively, and $9.8 million and $7.7 million for the six months ended September 30, 2024 and 2023, respectively, under the Tax Receivable Agreements.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	65,614,902	45,030,959
Class A common stock issued in exchange for Class B partnership units	5,138,900	(5,138,900)
Class A common stock issued in exchange for Class C partnership units	810,809	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	565,138	—
Class A common stock issued for purchase of asset class non-controlling interests	513,394	—
Class A common stock issued under ESPP	38,096	—
Class B common stock purchased at par value in connection with vesting of Class B2 units(1)	—	2,589,983
September 30, 2024	72,681,239	42,482,042
_______________________________
(1)Includes 23,417 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units.
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of September 30, 2024, no shares of preferred stock were issued or outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In September 2024, the Company issued 312,112 shares of Class A common stock to certain limited partners of the Partnership in exchange for 312,112 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 34,027 shares of Class A common stock to certain limited partners of the Partnership in exchange for 34,027 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to the Company.
Also in September 2024, the Company conducted an underwritten public offering of 4,099,997 shares of Class A common stock (the “September 2024 Offering”) at a public offering price of $50.00 per share. The Company used all of the net proceeds from the offering, after underwriting discounts and commissions and expenses, to purchase (i) 300,000 shares of Class A common stock of the Company from certain selling stockholders, (ii) 3,094,981 Class B units of the Partnership from certain holders thereof, including certain directors and executive officers of the Company, and (iii) 705,016 Class C units of the Partnership from certain holders thereof. 3,094,981 shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and 3,799,997 Class A units of the Partnership were issued to the Company.
In June 2024, the Company issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the Partnership were issued to the Company.
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
In connection with the transactions contemplated by the SRA Transaction Agreement and SRE Transaction Agreement, SSG and the Partnership entered into a Class D Exchange Agreement at the closing of the 2024 Exchange on May 31, 2024. The Class D Exchange Agreement provides, among other things, sellers under the SRA Transaction Agreement and SRE Transaction Agreement with the ability, in certain circumstances and subject to certain conditions, to exchange the Class D units issued to them on a one-for-one basis with shares of the Company’s Class A common stock, par value $0.001. In addition, the Class D Exchange Agreement restricts the exchange of the Class D units issued to such sellers, which restriction applies for a maximum of one year (or two years if a Transaction Agreement Exchange (as defined in the Class D Exchange Agreement) constitutes an Acceleration Exchange (as defined in the Class D Exchange Agreement)), subject to certain exceptions.
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
As of September 30, 2024, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $6.2 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
On August 8, 2024, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock, which was paid on September 13, 2024 to holders of record at the close of business on August 30, 2024.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$142,547	$41,618	$102,623	$24,530
Contributions	56,552	13,205	90,805	28,740
Net income	6,525	4,449	12,196	6,002
Ending balance	$205,624	$59,272	$205,624	$59,272
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$5,931	$—	$115,920	$—
Net income	307	—	669	—
Redemption of redeemable non-controlling interests	—	—	(110,351)	—
Ending balance	$6,238	$—	$6,238	$—
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2024.
Lease Commitments
The Company leases offices in 26 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of September 30, 2024, there were no finance leases outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost(1)	$4,036	$3,990	$8,037	$7,827
Variable lease cost	334	164	668	318
Sublease income	(461)	(462)	(919)	(836)
Total lease cost	$3,909	$3,692	$7,786	$7,309
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$7,176	$6,456
Weighted-average remaining lease term for operating leases (in years)	11.0	11.8
Weighted-average discount rate for operating leases	4.7%	4.6%
As of September 30, 2024, maturities of operating lease liabilities were as follows:

Remainder of FY2025	$8,391
FY2026	16,793
FY2027	15,465
FY2028	13,275
FY2029	15,347
Thereafter	85,479
Total lease liabilities	154,750
Less: Imputed interest	(38,501)
Total operating lease liabilities	$116,249
Unfunded Capital Commitments
As of September 30, 2024 and March 31, 2024, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $117.3 million and $115.7 million, respectively. The $117.3 million and $115.7 million of unfunded commitments as of September 30, 2024 and March 31, 2024, respectively, exclude $60.5 million and $67.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $305.4 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2024 and March 31, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
15.    Subsequent Events
On November 7, 2024, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock, payable on December 13, 2024 to holders of record as of the close of business on November 29, 2024.
On October 22, 2024, the Partnership issued $175.0 million aggregate principal amount of its 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), by the Partnership and accepted and agreed to by the purchasers party thereto in a private placement exempt from registration under the Securities Act.
The Partnership intends to use the net proceeds from the issue and sale of the Notes for general corporate purposes, including to make investments, repay existing debt and make distributions.
Interest on the Notes will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes will accrue from and including October 22, 2024. The Notes will mature on October 22, 2029. The Partnership may, at its option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date, provided that, so long as no default or event of default shall have occurred and be continuing, no make-whole amount shall be due if the Notes are paid on or after April 22, 2029.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2024, we were responsible for approximately $682 billion of total capital, including $176 billion of AUM and $506 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 26 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2024, we had approximately 1,050 total employees, including approximately 360 investment professionals and approximately 690 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $107 billion of our AUM as of September 30, 2024.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $54 billion of our AUM as of September 30, 2024.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $506 billion of our AUA and $15 billion of our AUM as of September 30, 2024.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. SPI Reporting tracked detailed information on over $730 billion of client commitments as of September 30, 2024, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
We generate revenues from management and advisory fees and performance fees earned pursuant to contractual arrangements with the StepStone Funds and our clients. We also invest our own capital in the StepStone Funds we manage to align our interests with those of our clients. Through these investments, we earn a pro-rata share of the results of such funds and may also be entitled to an allocation of performance-based fees from the limited partners in the StepStone Funds, commonly referred to as carried interest.
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
Current Events
In 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated. In September 2024, the Federal Reserve announced the decision to lower the target range for the federal funds rate by 0.50% to a range of 4.75% to 5.00% in response to positive trends in economic data, including a measure of inflation.
We are continuing to closely monitor developments related to inflation, decreasing but still higher interest rates, potential regulatory and governmental policy developments as a result of U.S. elections, banking system volatility, geopolitical tension, unrest or conflicts, including in Russia, Ukraine, and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2024.

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
Equity Transactions
In June 2024, we issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units of the Partnership in accordance with elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of Class A units of the Partnership were issued to us.

In September 2024, we conducted an underwritten public offering of 4,099,997 shares of Class A common stock (the “September 2024 Offering”) at a public offering price of $50.00 per share. We used all of the net proceeds from the offering, after underwriting discounts and commissions and expenses, to purchase (i) 300,000 shares of our Class A common stock from certain selling stockholders, (ii) 3,094,981 Class B units of the Partnership from certain holders thereof, including certain of our directors and executive officers, and (iii) 705,016 Class C units of the Partnership from certain holders thereof. 3,094,981 shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and 3,799,997 Class A units of the Partnership were issued to us.
Also in September 2024, we issued 312,112 shares of Class A common stock to certain limited partners of the Partnership in exchange for 312,112 Class B units of the Partnership pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. On the same date, we also issued 34,027 shares of Class A common stock to certain limited partners of the Partnership in exchange for 34,027 Class C units of the Partnership pursuant to the Class C Exchange Agreement. A corresponding number of Class A units of the Partnership were issued to us.
Debt Transactions
On October 22, 2024, we issued $175.0 million aggregate principal amount of 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), by the Partnership and accepted and agreed to by the purchasers party thereto in a private placement exempt from registration under the Securities Act.
We intend to use the net proceeds from the issue and sale of the Notes for general corporate purposes, including to make investments, repay existing debt and make distributions.
Interest on the Notes will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes will accrue from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date, provided that, so long as no default or event of default shall have occurred and be continuing, no make-whole amount shall be due if the Notes are paid on or after April 22, 2029.
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
The diagram below illustrates our organizational structure as of September 30, 2024.
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

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of September 30, 2024 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 28.4% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.5% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
Key Financial Measures
Our key financial measures are discussed below. Additional information regarding our significant accounting policies can be found in note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report.
Revenues
We generate revenues primarily from management and advisory fees, incentive fees and allocations of carried interest.
Management and Advisory Fees, Net
Management and advisory fees, net, consist of fees received from managing SMAs and focused commingled funds, advisory and data services, and portfolio analytics and reporting. Management fees include income-based incentive fees, which are predictable and recurring in nature and paid quarterly based on net investment income of certain funds.
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.39% of average FEAUM for the twelve months ended September 30, 2023 and 2024, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.88% and 1.03% of average FEAUM for the twelve months ended September 30, 2023 and 2024, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.57% and 0.63% of average FEAUM for the twelve months ended September 30, 2023 and 2024, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.

•Fee revenues from advisory, StepStone Portfolio Analytics & Reporting (“SPAR”) and SPI Research are generally annual fixed fees, which vary based on the scope of services we provide. We also provide certain project-based or event-driven advisory services. The fees for these services are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service. Because advisory fees are negotiated and typically paid upon successful delivery of services or on the execution of the event-driven service, advisory fees do not necessarily correlate with the total size of our AUA.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of September 30, 2024, we had over $85 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 200 programs.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued.
Expenses
Cash-based compensation primarily includes salaries, bonuses, employee benefits and employer-related payroll taxes.
Equity-based compensation represents grants of equity related awards or arrangements to certain employees and directors and expense associated with the employee stock purchase plan (“ESPP”).
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of September 30, 2024 reflects final data for the prior period (June 30, 2024), adjusted for net new client account activity through September 30, 2024. NAV data for underlying investments is as of June 30, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2024. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of September 30, 2024 reflects final data for the prior period (June 30, 2024), adjusted for net new client account activity through September 30, 2024. NAV data for underlying investments is as of June 30, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2024. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.

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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenues
Management and advisory fees, net	$184,758	$142,123	$362,773	$280,238
Performance fees:
Incentive fees	3,155	4,946	3,996	4,952
Carried interest allocations:
Realized	17,632	1,585	59,436	16,058
Unrealized	52,215	55,371	27,045	104,735
Total carried interest allocations	69,847	56,956	86,481	120,793
Legacy Greenspring carried interest allocations(1)	13,917	(12,603)	4,828	(36,550)
Total performance fees	86,919	49,299	95,305	89,195
Total revenues	271,677	191,422	458,078	369,433
Expenses
Compensation and benefits:
Cash-based compensation	82,871	74,851	161,095	144,932
Equity-based compensation	37,332	5,916	56,511	14,388
Performance fee-related compensation:
Realized	8,767	1,720	29,615	10,822
Unrealized	27,748	28,712	16,825	52,923
Total performance fee-related compensation	36,515	30,432	46,440	63,745
Legacy Greenspring performance fee-related compensation(1)	13,917	(12,603)	4,828	(36,550)
Total compensation and benefits	170,635	98,596	268,874	186,515
General, administrative and other	50,061	31,729	91,072	65,006
Total expenses	220,696	130,325	359,946	251,521
Other income (expense)
Investment income	2,051	3,080	4,646	6,166
Legacy Greenspring investment loss(1)	(4,031)	(3,966)	(5,286)	(6,832)
Investment income of Consolidated Funds	8,206	8,772	15,841	11,134
Interest income	3,016	977	5,073	1,408
Interest expense	(3,512)	(2,108)	(6,502)	(4,120)
Other income (loss)	1,177	(872)	826	(645)
Total other income	6,907	5,883	14,598	7,111
Income before income tax	57,888	66,980	112,730	125,023
Income tax expense	4,750	7,729	11,547	16,326
Net income	53,138	59,251	101,183	108,697
Less: Net income attributable to non-controlling interests in subsidiaries	19,125	9,615	35,740	19,245
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(4,031)	(3,966)	(5,286)	(6,832)
Less: Net income attributable to non-controlling interests in the Partnership	13,580	22,928	26,904	42,788
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	6,525	4,449	12,196	6,002
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	307	—	669	—
Net income attributable to StepStone Group Inc.	$17,632	$26,225	$30,960	$47,494
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Total revenues increased $80.3 million, or 42%, to $271.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The overall increase was driven by higher management and advisory fees, net, higher carried interest allocations, and positive legacy Greenspring carried interest allocations in the current period as compared to a reversal in the prior year period, partially offset by lower incentive fees, in each case, as described below.
Management and advisory fees, net increased $42.6 million, or 30%, to $184.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was driven by new client activity and 17% growth in average FEAUM across the platform. The three months ended September 30, 2024 included retroactive fees of $14.9 million from the closings of StepStone’s Secondary Opportunities V, special situation real estate secondaries, and infrastructure co-investment funds. The three months ended September 30, 2023 included retroactive fees of $3.7 million from the closings of StepStone’s Secondary Opportunities V and VC Global Partners XI funds.
Incentive fees decreased $1.8 million, or 36%, to $3.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to lower realization activity.
Realized carried interest allocation revenues increased $16.0 million to $17.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $17.6 million, unrealized carried interest allocation revenues increased $12.9 million, or 23%, to $69.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase in unrealized carried interest allocations for the three months ended September 30, 2024 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our infrastructure funds.
Legacy Greenspring carried interest allocation revenues increased $26.5 million to $13.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 as a result of net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended September 30, 2024 reflect gross realized carried interest allocations of $11.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $2.0 million. The three months ended September 30, 2023 reflect gross realized carried interest allocations of $25.0 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(37.6) million.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Total revenues increased $88.6 million, or 24%, to $458.1 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The overall increase was driven by higher management and advisory fees, net, and positive legacy Greenspring carried interest allocations in the current period as compared to a reversal in the prior year period, partially offset by a decrease in carried interest allocations and lower incentive fees, in each case, as described below.

Management and advisory fees, net increased $82.5 million, or 29%, to $362.8 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was driven by new client activity and 13% growth in average FEAUM across the platform. The six months ended September 30, 2024 included retroactive fees of $31.5 million from the closings of StepStone’s Secondary Opportunities V, special situation real estate secondaries, infrastructure co-investment, and VC Global Partners XI funds. The six months ended September 30, 2023 included retroactive fees of $5.3 million from the closings of StepStone’s Secondary Opportunities V, VC Global Partners XI and infrastructure co-investment funds.
Incentive fees decreased $1.0 million, or 19%, to $4.0 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 due to lower realization activity.
Realized carried interest allocation revenues increased $43.4 million, or 270%, to $59.4 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $59.4 million, unrealized carried interest allocation revenues decreased $34.3 million, or 28%, to $86.5 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The decrease in unrealized carried interest allocations for the six months ended September 30, 2024 primarily reflected a lower net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $41.4 million to $4.8 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The six months ended September 30, 2024 reflect gross realized carried interest allocations of $18.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(13.7) million. The six months ended September 30, 2023 reflect gross realized carried interest allocations of $25.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(62.5) million.
Expenses
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Total expenses increased $90.4 million, or 69%, to $220.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The overall increase resulted from increases in equity-based compensation, legacy Greenspring performance fee-related compensation, general, administrative, and other expenses, cash-based compensation, and performance fee-related compensation, in each case, as described below.
Cash-based compensation increased $8.0 million, or 11%, to $82.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, due to increased staffing and compensation levels. Our average headcount was 5% higher in the current year period as compared to the prior year period.
Equity-based compensation increased $31.4 million, or 531%, to $37.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily attributable to a $30.8 million increase in expenses for liability classified awards related to the profits interest issued in the private wealth subsidiary in the current year period as compared to the prior year period, additional grants of RSUs made in February 2024 and no comparable expense for these grants in the prior year period, and expense related to the first offering period for the employee stock purchase plan.

Performance fee-related compensation expense increased $6.1 million, or 20%, to $36.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $7.0 million, or 410%, to $8.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $26.5 million to $13.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The three months ended September 30, 2024 reflect gross realized performance fee-related compensation expense of $11.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $2.0 million. The three months ended September 30, 2023 reflect gross realized performance fee-related compensation expense of $25.0 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(37.6) million.
General, administrative and other expenses increased $18.3 million, or 58%, to $50.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The overall increase primarily reflected increases of $13.8 million due to loss on change in fair value for contingent consideration obligation as compared to gain on change in fair value for contingent consideration obligation in the prior period, $1.5 million in professional fees, $1.4 million in travel and associated costs for investment evaluation and client service, $1.1 million in information and technology expenses and other general operating expenses.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Total expenses increased $108.4 million, or 43%, to $359.9 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The overall increase resulted from increases in equity-based compensation, legacy Greenspring performance fee-related compensation, general, administrative and other expenses, and cash-based compensation, partially offset by a decrease in performance fee-related compensation in each case, as described below.
Cash-based compensation increased $16.2 million, or 11%, to $161.1 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, due to increased staffing and compensation levels. Our average headcount was 6% higher in the current year period as compared to the prior year period.
Equity-based compensation increased $42.1 million, or 293%, to $56.5 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was primarily attributable to a $40.4 million increase in expenses for liability classified awards related to the profits interest issued in the private wealth subsidiary in the current year period as compared to the prior year period, additional grants of RSUs made in February 2024 and no comparable expense for these grants in the prior year period, and expense related to the first offering period for the ESPP.
Performance fee-related compensation expense decreased $17.3 million, or 27%, to $46.4 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting the decrease in carried interest allocation revenue. Realized performance fee-related compensation increased $18.8 million, or 174%, to $29.6 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting higher realization activity.

Legacy Greenspring performance fee-related compensation expense increased $41.4 million to $4.8 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The six months ended September 30, 2024 reflect gross realized performance fee-related compensation expense of $18.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(13.7) million. The six months ended September 30, 2023 reflect gross realized performance fee-related compensation expense of $25.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(62.5) million.
General, administrative and other expenses increased $26.1 million, or 40%, to $91.1 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The overall increase primarily reflected increases of $18.0 million due to loss on change in fair value for contingent consideration obligation as compared to gain on change in fair value for contingent consideration obligation in the prior period, $3.0 million in travel and associated costs for investment evaluation and client service, $2.2 million in professional fees, $1.5 million in marketing expenses, and $1.0 million in human resources and recruiting expenses, partially offset by decreases of $1.3 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms in the prior year and $1.0 million in insurance costs and other general operating expenses.
Other Income (Expense)
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Investment income decreased $1.0 million, or 33%, to $2.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss increased $0.1 million, or 2%, to $4.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The three months ended September 30, 2024 reflected gross realized investment income of $2.0 million and unrealized investment loss, net of the reversal of realized investment income, of $6.0 million. The three months ended September 30, 2023 reflected gross realized investment income of $3.9 million and unrealized investment loss, net of the reversal of realized investment income, of $7.9 million.
Investment income of Consolidated Funds decreased $0.6 million, or 6%, to $8.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $2.0 million, or 209%, to $3.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to higher average interest rates earned on cash and cash equivalent balances and higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to the Consolidated Funds was $1.4 million in the current year period as compared to $0.2 million in the prior year period.
Interest expense increased $1.4 million, or 67%, to $3.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period as compared with the prior year period.

Other income (loss) increased $2.0 million to income of $1.2 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting net foreign currency transaction gains in the current period as compared with net foreign currency transaction losses in the prior year period.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Investment income decreased $1.5 million, or 25%, to $4.6 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $1.5 million, or 23%, to $5.3 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The six months ended September 30, 2024 reflected gross realized investment income of $2.9 million and unrealized investment loss, net of the reversal of realized investment income, of $8.1 million. The six months ended September 30, 2023 reflected gross realized investment income of $4.1 million and unrealized investment loss, net of the reversal of realized investment income, of $11.0 million.
Investment income of Consolidated Funds increased $4.7 million, or 42%, to $15.8 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $3.7 million, or 260%, to $5.1 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily due to higher average interest rates earned on cash and cash equivalent balances and higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to the Consolidated Funds was $2.3 million in the current year period as compared to $0.5 million in the prior year period.
Interest expense increased $2.4 million, or 58%, to $6.5 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period as compared with the prior year period.
Other income (loss) increased $1.5 million to income of $0.8 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting net foreign currency transaction gains in the current period as compared with net foreign currency transaction losses in the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 8.2% and 11.5% for the three months ended September 30, 2024 and 2023, respectively, and 10.2% and 13.1% for the six months ended September 30, 2024 and 2023, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was driven by an increase in tax benefits related to income allocated to non-controlling interests, as well as an increase in tax benefits associated with the vesting of RSUs for the three and six months ended September 30, 2024.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Income tax expense decreased $3.0 million, or 39%, to $4.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in income tax expense was primarily due to lower pre-tax income and an increased tax benefit from the vesting of RSUs for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Income tax expense decreased $4.8 million, or 29%, to $11.5 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The decrease in income tax expense was primarily due to lower pre-tax income and an increased tax benefit from the vesting of RSUs for the six months ended September 30, 2024 compared to the six months ended September 30, 2023.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $9.5 million, or 99%, to $19.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements.
Net income attributable to non-controlling interests in subsidiaries increased $16.5 million, or 86%, to $35.7 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $4.0 million for the three months ended September 30, 2024 and 2023, respectively, and $5.3 million and $6.8 million for the six months ended September 30, 2024 and 2023, respectively.
Net Income Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income attributable to non-controlling interests in the Partnership was $13.6 million and $22.9 million for the three months ended September 30, 2024 and 2023, respectively, and $26.9 million and $42.8 million for the six months ended September 30, 2024 and 2023, respectively.

Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $6.5 million and $4.4 million for the three months ended September 30, 2024 and 2023, respectively, and $12.2 million and $6.0 million for the six months ended September 30, 2024 and 2023, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.3 million and $0.7 million for the three and six months ended September 30, 2024, respectively. There were no redeemable non-controlling interests in subsidiaries for the three and six months ended September 30, 2023.
Key Operating Metrics
Assets Under Management
AUM was $176 billion as of September 30, 2024, $157 billion as of March 31, 2024 and $146 billion as of September 30, 2023.
Assets Under Advisement
Assets related to our advisory accounts were $506 billion as of September 30, 2024, $521 billion as of March 31, 2024 and $513 billion as of September 30, 2023.
Fee-Earning AUM
Three Months Ended September 30, 2024
FEAUM increased approximately $4.1 billion to $104.4 billion as of September 30, 2024 as compared to June 30, 2024. During the period, FEAUM from SMAs increased approximately $1.8 billion and FEAUM from commingled funds increased approximately $2.2 billion.
Six Months Ended September 30, 2024
FEAUM increased approximately $10.6 billion to $104.4 billion as of September 30, 2024 as compared to March 31, 2024. During the period, FEAUM from SMAs increased approximately $3.2 billion and FEAUM from commingled funds increased approximately $7.3 billion.

	Three Months Ended September 30, 2024			Six Months Ended September 30, 2024
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$60,272	$40,084	$100,356	$58,897	$34,961	$93,858
Contributions(1)	1,723	2,122	3,845	3,808	7,775	11,583
Distributions(2)	(535)	(282)	(817)	(1,365)	(943)	(2,308)
Market value, FX and other(3)	661	370	1,031	781	501	1,282
Ending balance	$62,121	$42,294	$104,415	$62,121	$42,294	$104,415
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2024	March 31, 2024	September 30, 2023
FEAUM
Private equity	$57,136	$49,869	$46,464
Infrastructure	20,986	20,114	20,122
Private debt	16,975	15,477	15,122
Real estate	9,318	8,398	5,577
Total	$104,415	$93,858	$87,285

	As of
	September 30, 2024	March 31, 2024	September 30, 2023
Weighted-average fee rate(1)
Private equity(2)	0.80%	0.74%	0.70%
Real estate, infrastructure and private debt asset classes(3)	0.44%	0.42%	0.41%
Total	0.63%	0.59%	0.57%
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
Undeployed Fee-Earning Capital
As of September 30, 2024, we had $29.7 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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

Fee-Related Earnings
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
FRE increased $28.5 million, or 65%, to $72.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
FRE increased $55.8 million, or 63%, to $144.0 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Adjusted revenues increased $59.0 million, or 39%, to $208.8 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily reflecting increases in adjusted management and advisory fees, net, and realized carried interest allocation revenues.
ANI increased $23.4 million, or 78%, to $53.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to an increase in FRE as discussed above, higher net realized performance fee-related earnings (adjusted incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Six Months Ended September 30, 2024 Compared to Six Months Ended September 30, 2023
Adjusted revenues increased $127.4 million, or 42%, to $430.0 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily reflecting increases in adjusted management and advisory fees, net, realized carried interest allocation revenues, and adjusted incentive fees, including the deferred portion.
ANI increased $51.2 million, or 86%, to $110.8 million for the six months ended September 30, 2024 as compared to the six months ended September 30, 2023, primarily due to an increase in FRE as discussed above, higher net realized performance fee-related earnings (adjusted incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)
ANI	$53,569	$30,173	$110,810	$59,561

Weighted-average shares of Class A common stock outstanding – Basic	68,772,051	62,858,468	67,486,964	62,846,708
Assumed vesting of RSUs	921,166	801,014	798,186	601,620
Assumed vesting and exchange of Class B2 units	—	2,538,647	861,344	2,521,725
Assumed purchase under ESPP	2,098	—	1,055	—
Exchange of Class B units in the Partnership(1)	45,212,921	46,417,845	45,518,634	46,418,987
Exchange of Class C units in the Partnership(1)	1,626,812	2,502,086	1,737,720	2,508,053
Exchange of Class D units in the Partnership(1)	2,239,185	—	2,239,185	—
Adjusted weighted-average shares	118,774,233	115,118,060	118,643,088	114,897,093

ANI per share	$0.45	$0.26	$0.93	$0.52
_______________________________
(1)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Total revenues	$271,677	$191,422	$458,078	$369,433
Unrealized carried interest allocations	(52,215)	(55,371)	(27,045)	(104,735)
Deferred incentive fees	2,445	942	2,451	942
Legacy Greenspring carried interest allocations	(13,917)	12,603	(4,828)	36,550
Management and advisory fee revenues for the Consolidated Funds(1)	723	204	1,222	390
Incentive fees for the Consolidated Funds(2)	75	—	75	—
Adjusted revenues	$208,788	$149,800	$429,953	$302,580
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
GAAP management and advisory fees, net	$184,758	$142,123	$362,773	$280,238
Management and advisory fee revenues for the Consolidated Funds(1)	723	204	1,222	390
Adjusted management and advisory fees, net	$185,481	$142,327	$363,995	$280,628

GAAP incentive fees	$3,155	$4,946	$3,996	$4,952
Incentive fee revenues for the Consolidated Funds(2)	75	—	75	—
Adjusted incentive fees	$3,230	$4,946	$4,071	$4,952

GAAP interest income	$3,016	$977	$5,073	$1,408
Interest income earned by the Consolidated Funds(3)	(1,363)	(249)	(2,270)	(493)
Adjusted interest income	$1,653	$728	$2,803	$915

GAAP other income (loss)	$1,177	$(872)	$826	$(645)
Adjustments(4)	(1,082)	403	(1,154)	27
Adjusted other income (loss)	$95	$(469)	$(328)	$(618)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(3)Reflects the removal of interest income earned by the Consolidated Funds.
(4)Reflects the removal of the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Income before income tax	$57,888	$66,980	$112,730	$125,023
Net income attributable to non-controlling interests in subsidiaries(1)	(17,812)	(10,321)	(36,763)	(20,861)
Net loss attributable to non-controlling interests in legacy Greenspring entities	4,031	3,966	5,286	6,832
Unrealized carried interest allocations	(52,215)	(55,371)	(27,045)	(104,735)
Unrealized performance fee-related compensation	27,748	28,712	16,825	52,923
Unrealized investment income	(430)	(1,657)	(1,610)	(4,186)
Impact of Consolidated Funds	(9,267)	(8,223)	(16,998)	(10,870)
Deferred incentive fees	2,445	942	2,451	942
Equity-based compensation(2)	34,947	4,644	51,732	11,815
Amortization of intangibles	10,250	10,661	20,500	21,322
Non-core items(3)	11,349	(1,500)	15,486	(1,550)
Pre-tax ANI	68,934	38,833	142,594	76,655
Income taxes(4)	(15,365)	(8,660)	(31,784)	(17,094)
ANI	53,569	30,173	110,810	59,561
Income taxes(4)	15,365	8,660	31,784	17,094
Realized carried interest allocations	(17,632)	(1,585)	(59,436)	(16,058)
Realized performance fee-related compensation(5)	8,767	1,720	29,615	10,822
Realized investment income	(1,621)	(1,423)	(3,036)	(1,980)
Adjusted incentive fees(6)	(3,230)	(4,946)	(4,071)	(4,952)
Deferred incentive fees	(2,445)	(942)	(2,451)	(942)
Adjusted interest income(6)	(1,653)	(728)	(2,803)	(915)
Interest expense	3,512	2,108	6,502	4,120
Adjusted other (income) loss(6)	(95)	469	328	618
Net income attributable to non-controlling interests in subsidiaries(1)	17,812	10,321	36,763	20,861
FRE	$72,349	$43,827	$144,005	$88,229
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $2.3 million and $2.9 million for the three and six months ended September 30, 2024, respectively.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, $0.8 million and $0.2 million for the six months ended September 30, 2024 and 2023, respectively), accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million and $1.3 million for the three and six months ended September 30, 2023, respectively), (gain) loss on change in fair value for contingent consideration obligation ($10.9 million and $(2.9) million for the three months ended September 30, 2024 and 2023, respectively, $13.8 million and $(4.1) million for the six months ended September 30,

2024 and 2023, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.3 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, $0.8 million and $1.1 million for the six months ended September 30, 2024 and 2023, respectively) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three and six months ended September 30, 2024 and 2023, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($2.2 million for the six months ended September 30, 2023).
(6)Excludes the impact of consolidating the Consolidated Funds.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through June 30, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2024;

•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2024 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	14.9%	1.5x	Core/Core+ fund investments	7.0%	1.4x	Core/debt	7.3%	Direct lending	7.6%
Secondaries	15.5%	1.4x	Value-add/opportunistic fund investments	8.7%	1.3x	Core+/value-add - primary fund investments	10.9%	Distressed debt	8.7%
Co-investments(7)	15.9%	1.6x	Real estate debt fund investments	5.3%	1.2x	Core+/value-add - secondary fund investments	11.0%	Other(9)	7.4%
			Value-add/opportunistic secondaries & co-investments	10.9%	1.2x	Core+/value-add - co-investments	13.3%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of June 30, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2024. For investment returns where NAV data is not available by the business day occurring on or after 100 days following June 30, 2024, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,797 investments totaling $195.8 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 258 client-directed private equity investments, totaling $30.8 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity funds.
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
(5)Real estate includes 477 investments totaling $80.8 billion of capital commitments and excludes (i) 92 client-directed real estate investments, totaling $14.4 billion of capital commitments, (ii) 15 secondary/co-investment core/core+ or credit investments, totaling $890.8 million of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Infrastructure includes 277 investments totaling $56.7 billion of capital commitments and excludes (i) 11 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 34 client-directed infrastructure investments, totaling $6.4 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 975 investments totaling $51.7 billion of capital commitments and excludes (i) 42 client-directed debt investments, totaling $3.2 billion of capital commitments, (ii) 51 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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

As of September 30, 2024, we had $179.8 million of cash, cash equivalents and restricted cash ($225.4 million including Consolidated Funds) and $1,537.0 million of investments in StepStone Funds, including $1,381.1 million of accrued carried interest allocations, against $172.3 million in debt obligations, net of debt issuance costs, and $680.5 million in accrued carried interest-related compensation payable.
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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2024	2023
Net cash provided by operating activities	$103,866	$128,717
Net cash used in investing activities	(34,089)	(27,405)
Net cash used in financing activities	(23,623)	(53,434)
Effect of exchange rate changes	(3,085)	(593)
Net increase in cash, cash equivalents and restricted cash	$43,069	$47,285
Operating Activities
Operating activities provided $103.9 million and $128.7 million of cash for the six months ended September 30, 2024 and 2023, respectively. For the six months ended September 30, 2024 and 2023, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and acquisition-related contingent consideration), of $190.2 million and $110.2 million;
•net change in operating assets and liabilities of $14.6 million and $49.9 million;
•adjustments for unrealized investment income from Consolidated Funds of $15.6 million and $11.1 million;
•net purchases of investments of Consolidated Funds of $86.0 million and $26.8 million; and
•net change in operating assets and liabilities of Consolidated Funds of $0.7 million and $6.5 million.

Investing Activities
Investing activities used $34.1 million and $27.4 million of cash for the six months ended September 30, 2024 and 2023, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $20.3 million and $10.2 million;
•net contributions to investments in legacy Greenspring entities of $12.0 million and $2.6 million; and
•purchases of fixed assets of $1.9 million and $14.6 million.
Financing Activities
Financing activities used $23.6 million and $53.4 million of cash for the six months ended September 30, 2024 and 2023, respectively, and primarily consisted of the following:
•borrowings on revolving credit facility of $25.0 million and $25.0 million;
•deferred financing costs of $1.8 million and $0 million;
•distributions to non-controlling interests of $78.4 million and $58.9 million;
•purchase of non-controlling interests of $5.4 million and $0 million;
•sale of non-controlling interests of $0 million and $3.0 million;
•redemption of redeemable non-controlling interests of $13.0 million and $0 million;
•proceeds from capital contributions to legacy Greenspring entities of $18.7 million and $4.6 million;
•distributions to non-controlling interests in legacy Greenspring entities of $9.7 million and $6.2 million;
•dividends paid to common stockholders of $40.1 million and $41.5 million;
•payments for employee taxes related to the net settlement of RSUs of $1.1 million and $0.6 million;
•proceeds from issuance of Class A common stock under ESPP of $1.1 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $9.8 million and $7.7 million; and
•contributions from redeemable non-controlling interests in Consolidated Funds of $90.8 million and $28.7 million.
Revolving Credit Facility
We are party to a credit agreement, as amended and restated in May 2024 (the “Credit Agreement”), which, among other things, increased the aggregate principal amount of the commitments thereunder to $300.0 million from $225.0 million and extended the maturity date of the revolving facility to May 2029. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto and provides for a $300.0 million multicurrency Revolver. As of September 30, 2024, we had $172.3 million outstanding on the Revolver, net of debt issuance costs.

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2024 was 7.41%.
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
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions; engage in new or different lines of business; and engage in transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of September 30, 2024, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2024, we had outstanding letters of credit totaling $6.5 million.
Debt Transactions
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), by the Partnership and accepted and agreed to by the purchasers party thereto in a private placement exempt from registration under the Securities Act.
We intend to use the net proceeds from the issue and sale of the Notes for general corporate purposes, including to make investments, repay existing debt and make distributions.

Interest on the Notes will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes will accrue from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date, provided that, so long as no default or event of default shall have occurred and be continuing, no make-whole amount shall be due if the Notes are paid on or after April 22, 2029.
Equity Transactions
In June 2024, we issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units of the Partnership pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units of the Partnership pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the partnership were issued to us.
In September 2024, we conducted an underwritten public offering of 4,099,997 shares of Class A common stock (the “September 2024 Offering”) at a public offering price of $50.00 per share. We used all of the net proceeds from the offering, after underwriting discounts and commissions and expenses, to purchase (i) 300,000 shares of our Class A common stock from certain selling stockholders, (ii) 3,094,981 Class B units of the Partnership from certain holders thereof, including certain of our directors and executive officers, and (iii) 705,016 Class C units of the Partnership from certain holders thereof. 3,094,981 shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and 3,799,997 Class A units of the Partnership were issued to us.
Also in September 2024, we issued 312,112 shares of Class A common stock to certain limited partners of the Partnership in exchange for 312,112 Class B units of the Partnership pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 34,027 shares of Class A common stock to certain limited partners of the Partnership in exchange for 34,027 Class C units of the Partnership pursuant to the Class C Exchange Agreement and a corresponding number of Class A units of the partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On November 7, 2024, we announced a dividend of $0.24 per share of Class A common stock, payable on December 13, 2024 to holders of record at the close of business on November 29, 2024.

The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[3]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Total dividends paid in FY2025		$0.60
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

Contingent Earn-out Payment
In connection with the Greenspring acquisition, the transaction agreement provides for the payment of an earn-out of up to $75.0 million payable in calendar year 2025, subject to the achievement of certain management fee revenue targets for calendar year 2024. As of September 30, 2024, the fair value of the contingent earn-out liability was $67.1 million. We expect to make payment of the contingent earn-out prior to the end of fiscal 2025. See note 6 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information on the contingent consideration obligation.
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of September 30, 2024, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable under the Private Wealth Transaction was $17.7 million and $70.8 million, respectively.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of September 30, 2024, and March 31, 2024, NAV-based management fees represented approximately 11% and 9%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2024 and March 31, 2024, would result in an approximate decrease to annual management fees of $8.3 million and $5.8 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2024 and March 31, 2024, we had $22.9 million and $20.5 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2024, and March 31, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $305.4 million and $287.5 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2025 that are potentially subject to clawback.

•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of September 30, 2024 and March 31, 2024, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $15.6 million and $13.5 million, respectively.
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
Interest Rate Risk
As of September 30, 2024 and March 31, 2024, we had $175.0 million and $150.0 million, respectively, in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate. As of September 30, 2024 and March 31, 2024, we estimate that interest expense would increase by $1.8 million and $1.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $179.8 million and $144.1 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of September 30, 2024 and March 31, 2024, we estimate that interest income would increase by $1.8 million and $1.4 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
4.1	Form of 5.52% Series A Senior Note due October 22, 2029 (included in Exhibit 10.1).	8-K	4.1	10/23/2024	001-39510
10.1*	Note Purchase Agreement, dated October 22, 2024, by StepStone Group LP and acknowledged and agreed to by the purchasers party thereto.	8-K	10.1	10/23/2024	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*	Confidential information in this exhibit has been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)