Form 10-Q
period 2024-12-31
StepStone Group Inc.
filed 2025-02-06
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 4, 2025, there were 75,849,734 shares of the registrant’s Class A common stock, par value $0.001, and 40,127,254 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	December 31, 2024	March 31, 2024
Assets
Cash and cash equivalents	$223,103	$143,430
Restricted cash	720	718
Fees and accounts receivable	63,521	56,769
Due from affiliates	96,590	67,531
Investments:
Investments in funds	172,748	135,043
Accrued carried interest allocations	1,474,543	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	572,459	631,197
Deferred income tax assets	356,122	184,512
Lease right-of-use assets, net	90,567	97,763
Other assets and receivables	66,114	60,611
Intangibles, net	274,122	304,873
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	55,681	38,164
Investments, at fair value	320,482	131,858
Other assets	2,333	1,745
Total assets	$4,349,647	$3,788,807
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$139,068	$127,417
Accrued compensation and benefits	690,321	101,481
Accrued carried interest-related compensation	730,218	719,497
Legacy Greenspring accrued carried interest-related compensation(1)	439,898	484,154
Due to affiliates	315,739	212,918
Lease liabilities	112,175	119,739
Debt obligations	168,942	148,822
Liabilities of Consolidated Funds:
Other liabilities	9,860	1,645
Total liabilities	2,606,221	1,915,673
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	286,822	102,623
Redeemable non-controlling interests in subsidiaries	6,552	115,920
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 75,841,118 and 65,614,902 issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	76	66
Class B common stock, $0.001 par value, 125,000,000 authorized; 40,127,254 and 45,030,959 issued and outstanding as of December 31, 2024 and March 31, 2024, respectively	40	45
Additional paid-in capital	415,059	310,293
Retained earnings (accumulated deficit)	(205,674)	13,768
Accumulated other comprehensive income	341	304
Total StepStone Group Inc. stockholders’ equity	209,842	324,476
Non-controlling interests in subsidiaries	1,051,919	974,559
Non-controlling interests in legacy Greenspring entities(1)	132,561	147,042
Non-controlling interests in the Partnership	55,730	208,514
Total stockholders’ equity	1,450,052	1,654,591
Total liabilities and stockholders’ equity	$4,349,647	$3,788,807
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See note 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	December 31, 2024	March 31, 2024
Assets
Cash and cash equivalents	$82,410	$46,859
Restricted cash	720	718
Fees and accounts receivable	56,868	52,566
Due from affiliates	58,839	23,986
Investments in funds	47,079	39,590
Legacy Greenspring investments in funds and accrued carried interest allocations	572,459	631,197
Deferred income tax assets	582	349
Lease right-of-use assets, net	15,042	16,665
Other assets and receivables	11,050	11,491
Assets of Consolidated Funds:
Cash and cash equivalents	55,681	38,164
Investments, at fair value	320,482	131,858
Other assets	2,333	1,745
Total assets	$1,223,545	$995,188

Liabilities
Accounts payable, accrued expenses and other liabilities	$29,030	$27,155
Accrued compensation and benefits	599,578	57,487
Legacy Greenspring accrued carried interest-related compensation	439,898	484,154
Due to affiliates	7,875	5,845
Lease liabilities	15,605	17,415
Liabilities of Consolidated Funds:
Other liabilities	9,860	1,645
Total liabilities	$1,101,846	$593,701
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues
Management and advisory fees, net	$190,840	$151,492	$553,613	$431,730
Performance fees:
Incentive fees	22,369	17,891	26,365	22,843
Carried interest allocations:
Realized	24,282	15,289	83,718	31,347
Unrealized	93,325	(129,584)	120,370	(24,849)
Total carried interest allocations	117,607	(114,295)	204,088	6,498
Legacy Greenspring carried interest allocations(1)	8,207	(69,700)	13,035	(106,250)
Total performance fees	148,183	(166,104)	243,488	(76,909)
Total revenues	339,023	(14,612)	797,101	354,821
Expenses
Compensation and benefits:
Cash-based compensation	85,203	73,619	246,298	218,551
Equity-based compensation	486,418	14,032	542,929	28,420
Performance fee-related compensation:
Realized	25,477	15,444	55,092	26,266
Unrealized	49,670	(62,243)	66,495	(9,320)
Total performance fee-related compensation	75,147	(46,799)	121,587	16,946
Legacy Greenspring performance fee-related compensation(1)	8,207	(69,700)	13,035	(106,250)
Total compensation and benefits	654,975	(28,848)	923,849	157,667
General, administrative and other	43,130	48,001	134,202	113,007
Total expenses	698,105	19,153	1,058,051	270,674
Other income (expense)
Investment income (loss)	1,064	(2,051)	5,710	4,115
Legacy Greenspring investment income (loss)(1)	1,167	(2,222)	(4,119)	(9,054)
Investment income of Consolidated Funds	15,037	11,223	30,878	22,357
Interest income	2,559	827	7,632	2,235
Interest expense	(3,008)	(2,562)	(9,510)	(6,682)
Other income (loss)	(2,452)	4,408	(1,626)	3,763
Total other income	14,367	9,623	28,965	16,734
Income (loss) before income tax	(344,715)	(24,142)	(231,985)	100,881
Income tax expense (benefit)	(57,552)	(723)	(46,005)	15,603
Net income (loss)	(287,163)	(23,419)	(185,980)	85,278
Less: Net income attributable to non-controlling interests in subsidiaries	27,226	13,552	62,966	32,797
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	1,167	(2,222)	(4,119)	(9,054)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(134,760)	(20,111)	(107,856)	22,677
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	10,905	5,588	23,101	11,590
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	314	—	983	—
Net income (loss) attributable to StepStone Group Inc.	$(192,015)	$(20,226)	$(161,055)	$27,268

Net income (loss) per share of Class A common stock:
Basic	$(2.61)	$(0.32)	$(2.32)	$0.43
Diluted	$(2.61)	$(0.32)	$(2.32)	$0.43
Weighted-average shares of Class A common stock:
Basic	73,687,289	64,068,952	69,561,254	63,255,604
Diluted	73,687,289	64,068,952	69,561,254	66,299,982
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net income (loss)	$(287,163)	$(23,419)	$(185,980)	$85,278
Other comprehensive income (loss):
Foreign currency translation adjustment	210	(545)	3	(990)
Total other comprehensive income (loss)	210	(545)	3	(990)
Comprehensive income (loss) before non-controlling interests	(286,953)	(23,964)	(185,977)	84,288
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	27,268	13,274	62,913	32,309
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	1,167	(2,222)	(4,119)	(9,054)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(134,697)	(20,226)	(107,837)	22,459
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	10,905	5,588	23,101	11,590
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	314	—	983	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$(191,910)	$(20,378)	$(161,018)	$26,984
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at September 30, 2024	$73	$43	$393,115	$3,992	$236	$1,021,775	$150,852	$218,391	$1,788,477
Net income (loss)	—	—	—	(192,015)	—	27,226	1,167	(134,760)	(298,382)
Other comprehensive income	—	—	—	—	105	42	—	63	210
Contributed capital	—	—	—	—	—	7,078	501	—	7,579
Equity-based compensation	—	—	1,690	—	—	204	—	1,026	2,920
Distributions	—	—	—	—	—	(4,406)	(19,959)	(14,099)	(38,464)
Dividends declared	—	—	—	(17,651)	—	—	—	—	(17,651)
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	3	(3)	(3)	—	—	—	—	—	(3)
Equity reallocation between controlling and non-controlling interests	—	—	14,891	—	—	—	—	(14,891)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	5,366	—	—	—	—	—	5,366
Balance at December 31, 2024	$76	$40	$415,059	$(205,674)	$341	$1,051,919	$132,561	$55,730	$1,450,052

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
Net income (loss)	—	—	—	(161,055)	—	62,966	(4,119)	(107,856)	(210,064)
Other comprehensive income (loss)	—	—	—	—	37	(53)	—	19	3
Contributed capital	—	—	—	—	—	7,078	19,247	—	26,325
Equity-based compensation	—	—	7,803	—	—	612	—	5,513	13,928
Distributions	—	—	—	—	—	(35,554)	(29,609)	(61,374)	(126,537)
Dividends declared	—	—	—	(58,387)	—	—	—	—	(58,387)
Vesting of RSUs, net of shares withheld for employee taxes	1	—	(673)	—	—	—	—	(451)	(1,123)
Class A common stock issued under ESPP	—	—	684	—	—	—	—	431	1,115
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	9	(8)	(9)	—	—	—	—	—	(8)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	54,977	—	—	54,977
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	40,987	—	—	(12,666)	—	(28,321)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	3,244	—	—	—	—	—	3,244
Balance at December 31, 2024	$76	$40	$415,059	$(205,674)	$341	$1,051,919	$132,561	$55,730	$1,450,052
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at September 30, 2023	$64	$46	$628,977	$165,240	$338	$30,394	$144,255	$669,097	$1,638,411
Net income (loss)	—	—	—	(20,226)	—	13,552	(2,222)	(20,111)	(29,007)
Other comprehensive loss	—	—	—	—	(152)	(278)	—	(115)	(545)
Contributed capital	—	—	—	—	—	—	4,248	9	4,257
Equity-based compensation	—	—	2,874	—	—	148	—	2,166	5,188
Distributions	—	—	—	—	—	(6,989)	(543)	(5,681)	(13,213)
Dividends declared	—	—	—	(13,676)	—	—	—	—	(13,676)
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(1,643)	—	—	—	—	—	(1,643)
Balance at December 31, 2023	$64	$46	$630,208	$131,338	$186	$36,827	$145,738	$645,365	$1,589,772

Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	27,268	—	32,797	(9,054)	22,677	73,688
Other comprehensive loss	—	—	—	—	(284)	(488)	—	(218)	(990)
Contributed capital	—	—	—	—	—	—	8,833	37	8,870
Equity-based compensation	—	—	7,949	—	—	444	—	6,117	14,510
Distributions	—	—	—	—	—	(30,961)	(6,699)	(40,569)	(78,229)
Dividends declared	—	—	—	(56,360)	—	—	—	—	(56,360)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(345)	—	—	—	—	(268)	(613)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	1	—	(1)	—	—	—	—	—	—
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	14,123	—	9	(2,898)	—	(11,234)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(2,936)	—	—	—	—	—	(2,936)
Balance at December 31, 2023	$64	$46	$630,208	$131,338	$186	$36,827	$145,738	$645,365	$1,589,772
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$(185,980)	$85,278
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,087	36,138
Unrealized carried interest allocations and investment (income) loss	(121,324)	26,222
Unrealized legacy Greenspring carried interest allocations and investment loss	54,718	145,828
Unrealized performance fee-related compensation	66,495	(9,320)
Unrealized legacy Greenspring performance fee-related compensation	(43,793)	(132,228)
Amortization of deferred financing costs	521	354
Equity-based compensation	529,788	28,596
Change in deferred income taxes	(57,563)	2,238
Fair value adjustment for acquisition-related contingent consideration	16,062	4,639
Gain on remeasurement of lease liabilities	—	(106)
Loss on sale of subsidiary	—	812
Other non-cash activities	—	563
Adjustments to reconcile net income to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(28,149)	(21,024)
Purchases of investments of Consolidated Funds	(165,967)	(58,476)
Proceeds from sale of investments of Consolidated Funds	5,492	273
Changes in operating assets and liabilities:
Fees and accounts receivable	(6,752)	(13,706)
Due from affiliates	(29,059)	(12,129)
Other assets and receivables	(6,575)	12,591
Accounts payable, accrued expenses and other liabilities	(4,714)	2,547
Accrued compensation and benefits	72,980	52,275
Due to affiliates	1,797	1,206
Lease right-of-use assets, net and lease liabilities	(368)	1,051
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(588)	(726)
Other liabilities and payables	343	997
Net cash provided by operating activities	131,451	153,893
Cash flows from investing activities
Contributions to investments	(47,011)	(15,956)
Distributions received from investments	9,218	3,064
Contributions to investments in legacy Greenspring entities	(19,247)	(8,833)
Distributions received from investments in legacy Greenspring entities	22,803	2,153
Purchases of property and equipment	(2,435)	(18,692)
Other investing activities	1	—
Net cash used in investing activities	(36,671)	(38,264)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$7,078	$37
Purchase of non-controlling interests	(5,398)	—
Redemption of redeemable non-controlling interests	(12,968)	—
Proceeds from sale of non-controlling interests	—	3,045
Proceeds from revolving credit facility	25,000	25,000
Proceeds from issuance of Class A common stock of shares under ESPP	1,115	—
Proceeds from issuance of notes payable	175,000	—
Deferred financing costs	(5,401)	—
Payment on revolving credit facility	(175,000)	—
Distributions to non-controlling interests	(96,928)	(71,530)
Proceeds from capital contributions to legacy Greenspring entities	19,247	8,833
Distributions to non-controlling interests in legacy Greenspring entities	(29,609)	(6,699)
Dividends paid to common stockholders	(57,579)	(54,986)
Payments for employee taxes related to net settlement of RSUs	(1,123)	(613)
Payments to related parties under Tax Receivable Agreements	(9,819)	(10,280)
Other financing activities	(5)	—
Cash flows from financing activities of Consolidated Funds:
Proceeds from borrowings on fund credit facility	7,872	—
Contributions from redeemable non-controlling interests in Consolidated Funds	169,943	39,956
Redemptions of redeemable non-controlling interests in Consolidated Funds	(8,845)	—
Net cash provided by (used in) financing activities	2,580	(67,237)
Effect of foreign currency exchange rate changes	(168)	(3,599)
Net increase in cash, cash equivalents and restricted cash	97,192	44,793
Cash, cash equivalents and restricted cash at beginning of period	182,312	129,517
Cash, cash equivalents and restricted cash at end of period	$279,504	$174,310

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$808	$1,374
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	3,244	(2,936)
Establishment of lease liabilities in exchange for lease right-of-use assets	—	2,878
Issuance of note related to sale of subsidiary	—	8,436
Settlement of non-controlling interests related to awards of carried interest allocations	54,977	—
Equity issued for redemption of redeemable non-controlling interests	97,383	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$223,103	$139,970
Restricted cash	720	751
Cash and cash equivalents of Consolidated Funds	55,681	33,589
Total cash, cash equivalents and restricted cash	$279,504	$174,310
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of December 31, 2024, SSG held approximately 64.0% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Non-controlling interests in subsidiaries represent the economic interests in SRA, SRE, and SPD (the variable interest entities included in the Company’s condensed consolidated financial statements), and certain general partner entities for the StepStone Funds, held by third parties and employees. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended December 31, 2024, the Company used the September 30, 2024 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of September 30, 2024, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2024.
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
Current Events
In 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated. Between September 2024 and December 2024, the Federal Reserve announced several decisions to lower the target range for the federal funds rate ultimately to a range of 4.25% to 4.50% in response to positive trends in economic data, including a measure of inflation.
The Company is continuing to closely monitor developments related to inflation, decreasing but still higher interest rates, potential trade, regulatory and governmental policy developments as a result of U.S. elections, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, notes payable, revolving credit facility, and contingent consideration obligation balance to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration obligation balance and see note 8 for additional details regarding the fair value of the Company’s notes payable and revolving credit facility balances.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of December 31, 2024.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and nine months ended December 31, 2024 and 2023.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued.
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
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	December 31, 2024	March 31, 2024
Foreign currency translation adjustments	$114	$77
Unrealized gain on defined benefit plan, net	227	227
Accumulated other comprehensive income	$341	$304
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends current guidance to add requirements for disaggregation of certain costs and expenses included within relevant expense captions. The update also requires the separate disclosure of total selling costs. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the condensed consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and Advisory Fees, Net	2024	2023	2024	2023
Focused commingled funds(1)	$104,891	$78,429	$316,598	$215,757
SMAs	66,245	55,838	185,014	168,012
Advisory and other services	17,458	16,069	47,134	43,911
Fund reimbursement revenues	2,246	1,156	4,867	4,050
Total management and advisory fees, net	$190,840	$151,492	$553,613	$431,730
_______________________________
(1)Includes income-based incentive fees of $2.1 million and $0.6 million for the three months ended December 31, 2024 and 2023, respectively, and $4.6 million and $0.6 million for the nine months ended December 31, 2024 and 2023, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive Fees	2024	2023	2024	2023
SMAs	$—	$8,705	$3,675	$13,312
Focused commingled funds	22,369	9,186	22,690	9,531
Total incentive fees	$22,369	$17,891	$26,365	$22,843

	Three Months Ended December 31,		Nine Months Ended December 31,
Carried Interest Allocations	2024	2023	2024	2023
SMAs	$74,419	$(92,554)	$133,705	$(7,774)
Focused commingled funds	43,188	(21,741)	70,383	14,272
Total carried interest allocations	$117,607	$(114,295)	$204,088	$6,498

	Three Months Ended December 31,		Nine Months Ended December 31,
Legacy Greenspring Carried Interest Allocations	2024	2023	2024	2023
SMAs	$198	$(40)	$468	$58
Focused commingled funds	8,009	(69,660)	12,567	(106,308)
Total legacy Greenspring carried interest allocations(1)	$8,207	$(69,700)	$13,035	$(106,250)
_______________________________

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
(1)The three months ended December 31, 2024 and 2023 reflect the net effect of gross realized carried interest allocations of $38.3 million and $0.1 million, respectively, and the nine months ended December 31, 2024 and 2023 reflect the net effect of gross realized carried interest allocations of $56.8 million and $26.0 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues(1)	2024	2023	2024	2023
United States	$142,367	$(8,336)	$312,178	$83,777
Non-U.S. countries	196,656	(6,276)	484,923	271,044
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and nine months ended December 31, 2024 and 2023, no individual client represented 10% or more of the Company’s net management and advisory fees.
For the three months ended December 31, 2024, the Company had management and advisory fee revenues attributable to the United States and Luxembourg, each of which represented 10% or more of the Company’s net management and advisory fees. For the three months ended December 31, 2023, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees. For the nine months ended December 31, 2024 and 2023, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees.
As of December 31, 2024 and March 31, 2024, the Company had $29.2 million and $31.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the nine months ended December 31, 2024, the Company had recognized $3.2 million as revenue from amounts included in the deferred revenue balance as of March 31, 2024.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,223.5 million and $995.2 million as of December 31, 2024 and March 31, 2024, respectively. The liabilities of the consolidated VIEs totaled $1,101.8 million and $593.7 million as of December 31, 2024 and March 31, 2024, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of December 31, 2024 and March 31, 2024, no material amounts previously distributed have been accrued for clawback liabilities.

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

	As of
	December 31, 2024	March 31, 2024
Investments in funds	$167,514	$135,043
Legacy Greenspring investments in funds	132,561	147,042
Due from affiliates, net	62,892	34,744
Less: Amounts attributable to non-controlling interests in subsidiaries	26,441	25,362
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	132,561	147,042
Maximum exposure to loss	$203,965	$144,425
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
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	December 31, 2024	March 31, 2024
Investments in funds(1)	$172,748	$135,043
Accrued carried interest allocations	1,474,543	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	572,459	631,197
Total equity method investments	$2,219,750	$2,120,291
_______________________________
(1)The Company’s investments in funds were $266.0 million and $204.8 million as of December 31, 2024 and March 31, 2024, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $132.6 million and $147.0 million and carried interest allocations of $439.9 million and $484.2 million as of December 31, 2024 and March 31, 2024, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized equity method income (loss) of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Carried interest allocations	$117,607	$(114,295)	$204,088	$6,498
Investment income (loss)	1,064	(2,051)	5,710	4,115
Legacy Greenspring carried interest allocations	8,207	(69,700)	13,035	(106,250)
Legacy Greenspring investment income (loss)	1,167	(2,222)	(4,119)	(9,054)
Total equity method income (loss)	$128,045	$(188,268)	$218,714	$(104,691)
The increase in carried interest allocations for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of the underlying investments in the Company’s private equity funds. The increase in carried interest allocations for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 was primarily attributable to higher net unrealized appreciation in the fair value of the underlying investments in the Company’s private equity and infrastructure funds. The increase in legacy Greenspring carried interest allocations for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. The increase in legacy Greenspring carried interest allocations for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of December 31, 2024 and March 31, 2024, the Company’s investments in one and two SMAs, respectively, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 15% and 26%, respectively, of the total accrued carried interest allocations balance as of those dates. As of December 31, 2024 and March 31, 2024, the Company’s investments in three commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 37% and 36%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of December 31, 2024 and March 31, 2024, $730.2 million and $719.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of December 31, 2024 and March 31, 2024, $439.9 million and $484.2 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $132.6 million and $147.0 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of December 31, 2024 and March 31, 2024, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	December 31, 2024	March 31, 2024	December 31, 2024	March 31, 2024
Investments of Consolidated Funds:
Equity securities (cost of $44.2 million and $15.6 million as of December 31, 2024 and March 31, 2024, respectively)	$46,966	$17,028	15%	13%
Partnership and LLC interests (cost of $213.7 million and $76.0 million as of December 31, 2024 and March 31, 2024, respectively)	273,516	114,830	85%	87%
Total investments of Consolidated Funds	$320,482	$131,858	100%	100%
As of December 31, 2024 and March 31, 2024, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Investments of Consolidated Funds:
Net realized gains on investments	$2,458	$1,333	$2,729	$1,333
Net unrealized gains on investments	12,579	9,890	28,149	21,024
Total investments of Consolidated Funds	$15,037	$11,223	$30,878	$22,357

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

	As of December 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$67,446	$67,446
Total liabilities	$—	$—	$67,446	$67,446

	As of March 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$53,449	$53,449
Total liabilities	$—	$—	$53,449	$53,449
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2024 and 2023.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Contingent consideration obligations
Balance, beginning of period:	$67,115	$32,352	$53,449	$36,745
Additions	—	—	—	41
Change in fair value	2,396	8,927	16,062	4,639
Settlements	(2,065)	—	(2,065)	(146)
Balance, end of period:	$67,446	$41,279	$67,446	$41,279

Changes in unrealized losses included in earnings related to financial instruments still held at the reporting date	$2,396	$8,927	$16,062	$4,639

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Contingent Consideration
The fair value of the contingent consideration obligation is based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The assumptions used in the analysis are inherently subjective; therefore, the ultimate amount of the contingent consideration obligations may differ materially from the current estimate. As of December 31, 2024, the contingent consideration obligation reflects the achievement of management fee revenue targets for calendar year 2024 resulting in the full earn-out of $75.0 million which is expected to be paid in the first half of calendar year 2025. The significant unobservable inputs required to value the contingent consideration obligation primarily relate to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations. In accordance with the contingent consideration arrangement, a portion of the contingent earn-out liability otherwise payable to the sellers included amounts paid to certain of the Company’s employees and former employees during the three months ended December 31, 2024. As a result, the contingent consideration liability is recorded net of the amounts paid. The contingent consideration obligation balance is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income.
Financial Instruments of Consolidated Funds

	As of December 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$41,569	$41,569
Partnership and LLC interests	—	—	866	866
Total assets	$—	$—	$42,435	$42,435

	As of March 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$12,421	$12,421
Partnership and LLC interests	—	—	1,273	1,273
Total assets	$—	$—	$13,694	$13,694
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2024 and 2023.
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of December 31, 2024 and March 31, 2024, investments with a combined fair value of $278.0 million and $118.2 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of December 31, 2024 and March 31, 2024, investments with a combined fair value of $42.4 million and $13.7 million, respectively, were classified as Level III investments. The significant unobservable input used to value these investments classified as Level III are the discounts to recent transaction prices.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Balance, beginning of period:	$27,471	$12,329	$13,694	$6,901
Transfers into Level III	—	—	9,289	1,076
Transfers out of Level III	—	—	(4,332)	(6,134)
Purchases	14,543	7,615	23,363	18,101
Change in fair value	421	—	421	—
Balance, end of period:	$42,435	$19,944	$42,435	$19,944

Changes in unrealized gains included in earnings related to financial instruments still held at the reporting date	$421	$—	$421	$—
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	December 31, 2024	March 31, 2024
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(174,530)	(143,779)
Intangible assets, net	$274,122	$304,873
Amortization expense related to intangible assets was $10.3 million and $10.7 million for the three months ended December 31, 2024 and 2023, respectively, and $30.8 million and $32.0 million for the nine months ended December 31, 2024 and 2023, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At December 31, 2024, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2025	$10,250
FY2026	40,810
FY2027	40,776
FY2028	40,759
FY2029	40,759
Thereafter	100,768
Total	$274,122
The carrying value of goodwill was $580.5 million as of December 31, 2024 and March 31, 2024. The Company determined there was no indication of goodwill impairment as of December 31, 2024 and March 31, 2024.
8. Debt Obligations
The Company’s debt obligations consist of the following:

	As of
	December 31, 2024	March 31, 2024
Series A senior notes	$175,000	$—
Revolver	—	150,000
Total remaining principal	175,000	150,000
Less: Debt issuance costs	(6,058)	(1,178)
Total debt obligations	$168,942	$148,822
Senior Notes
On October 22, 2024, the Partnership issued $175.0 million aggregate principal amount of its 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), in a private placement exempt from registration under the Securities Act.
Interest on the Notes will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes will accrue from and including October 22, 2024. The Notes will mature on October 22, 2029. The Partnership may, at its option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of December 31, 2024, the carrying value of the Notes, net of debt issuance costs, approximated fair value. There were no Notes outstanding as of March 31, 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Revolving Credit Facility
The Company is party to a credit agreement, as amended and restated in May 2024 (the “Credit Agreement”), which, among other things, increased the aggregate principal amount of the commitments thereunder to $300.0 million from $225.0 million and extended the maturity date of the revolving facility to May 2029. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as the administrative agent and collateral agent, and certain other lenders party thereto and provides for a $300.0 million multicurrency revolving credit facility (the “Revolver”). As of December 31, 2024, there were no amounts outstanding on the Revolver.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2024, the Company had outstanding letters of credit totaling $6.5 million.
Debt Obligations of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to the Company.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of December 31, 2024, the outstanding balance on the Fund Credit Facility was $7.9 million and is presented within other liabilities of Consolidated Funds in the condensed consolidated balance sheets. The outstanding borrowings under the Fund Credit Facility mature in June 2025.
Borrowings under the Fund Credit Facility bear interest at a variable rate per annum. Borrowings in USD will bear interest at the applicable federal funds target rate (upper range) plus a margin of 250 basis points. Borrowings in GBP will bear interest at the Bank of England base rate plus a margin of 250 basis points. Borrowings in EUR will bear interest at the European Central Bank main refinancing rate plus a margin of 250 basis points. The weighted-average interest rate in effect for the Fund Credit Facility as of December 31, 2024 was 5.65%.
The carrying value of the Fund Credit Facility approximates fair value, as the loan is subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.
Debt Covenants
Revolving Credit Facility
Under the terms of the Credit Agreement, certain of the Company’s assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit the Company’s ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions in certain circumstances; engage in new or different lines of business; and engage in certain transactions with affiliates. The Credit Agreement also contains financial covenants requiring the Company to maintain a total net leverage ratio and a minimum total of fee-earning assets under management.
Senior Notes
The Note Purchase Agreement contains certain covenants, including those requiring the Company to (a) maintain a total net leverage ratio, (b) maintain a minimum total of fee-earning assets under management, (c) cause at least 80% of all management fees payable by material subsidiaries to the Company to be collected each period without deferral, waiver or reduction, (d) limit the amount of secured indebtedness to be incurred by the Company, and (e) other customary covenants. The Note Purchase Agreement also provides for customary events of default, which, if any occur and is continuing, could permit or require the entire unpaid principal amount of any or all Notes, plus all accrued and unpaid interest thereon and any applicable “make-whole amount” to become or to be declared due and payable immediately.
Fund Credit Facility
Under the terms of the Fund Credit Facility, certain of the assets of the Consolidated Funds serve as pledged collateral. In addition, the Fund Credit Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Fund Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Fund Credit Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2024, the Company was in compliance with the covenants under its various debt agreements.
9.    Equity-Based Compensation
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2024	1,422,658	$27.12
Granted	10,798	$50.93
Vested	(584,910)	$(18.49)
Forfeited	(8,663)	$(28.26)
Balance as of December 31, 2024	839,883	$33.43
As of December 31, 2024, $28.0 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 4.1 years.
Awards of Partnership Units
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
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. In determining the fair value of the liability classified awards, the Company considers an income approach using a discounted cash flow analysis, a market approach using observable inputs from similar or comparable transactions in the market and the contractual redemption price. The assumptions used in the analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW, the contractual transaction price and the discount rate applied to the expected future earnings, which was 38% as of December 31, 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized $483.5 million and $9.0 million during the three months ended December 31, 2024 and 2023, respectively, and $529.0 million and $14.1 million during the nine months ended December 31, 2024 and 2023, respectively, of expense related to liability classified awards within equity-based compensation expense in the condensed consolidated statements of income. For the three and nine months ended December 31, 2024, the Company paid $2.3 million and $3.0 million, respectively, related to the settlement of liability classified awards. For the three and nine months ended December 31, 2023, no amounts were paid related to the settlement of liability classified awards. As of December 31, 2024 and March 31, 2024, the Company had recognized $554.3 million and $28.3 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three and nine months ended December 31, 2024, 38,096 shares were purchased under the ESPP. There were no shares purchased under the ESPP during the three and nine months ended December 31, 2023 as the ESPP had not yet commenced. As of December 31, 2024, the Company has 2,161,904 shares of Class A common stock reserved for future issuances under the ESPP.
10.    Income Taxes
In connection with the exchanges of Class B, Class C and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended December 31, 2024, the Company recorded an increase to the deferred tax asset of $52.1 million and an increase in the valuation allowance of $0.8 million. Additionally, a corresponding Tax Receivable Agreements liability of $46.4 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $17 thousand and $2.6 million during the three months ended December 31, 2024 and 2023, respectively, and payments of $9.8 million and $10.3 million during the nine months ended December 31, 2024 and 2023, respectively, under the Tax Receivable Agreements. As of December 31, 2024, the Company’s total Tax Receivable Agreements liability was $307.9 million. See note 12 for more information on the Tax Receivable Agreements.
The Company’s effective tax rate was 16.7% and 3.0% for the three months ended December 31, 2024 and 2023, respectively, and 19.8% and 15.5% for the nine months ended December 31, 2024 and 2023, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was driven by an increase in tax benefits associated with income allocated to non-controlling interests for the three and nine months ended December 31, 2024.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2024, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and nine months ended December 31, 2024 and 2023. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(192,015)	$(20,226)	$(161,055)	$27,268
Incremental income from assumed vesting of RSUs	—	—	—	217
Incremental income from assumed vesting and exchange of Class B2 units	—	—	—	1,055
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(192,015)	$(20,226)	$(161,055)	$28,540

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	73,687,289	64,068,952	69,561,254	63,255,604
Assumed vesting of RSUs	—	—	—	511,889
Assumed vesting and exchange of Class B2 units	—	—	—	2,532,489
Assumed purchase under ESPP	—	—	—	—
Weighted-average shares of Class A common stock outstanding – Diluted	73,687,289	64,068,952	69,561,254	66,299,982

Net income (loss) per share of Class A common stock:
Basic	$(2.61)	$(0.32)	$(2.32)	$0.43
Diluted	$(2.61)	$(0.32)	$(2.32)	$0.43
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The calculation of diluted earnings per share excludes 40,127,254 Class B units, 965,761 Class C units and 1,536,970 Class D units of the Partnership outstanding as of December 31, 2024, and 46,314,543 Class B units and 1,962,131 Class C units of the Partnership outstanding as of December 31, 2023, all of which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
As the Company was in a net loss position for the three and nine months ended December 31, 2024, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 839,883 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
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
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds that are considered equity method investments. The Company earned net management and advisory fees from the StepStone Funds of $121.2 million and $100.8 million for the three months ended December 31, 2024 and 2023, respectively, and $369.8 million and $289.8 million for the nine months ended December 31, 2024 and 2023, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $117.6 million and $(114.3) million for the three months ended December 31, 2024 and 2023, respectively, and $204.1 million and $6.5 million for the nine months ended December 31, 2024 and 2023, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $8.2 million and $(69.7) million for the three months ended December 31, 2024 and 2023, respectively, and $13.0 million and $(106.3) million for the nine months ended December 31, 2024 and 2023, respectively.
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

	As of
	December 31, 2024	March 31, 2024
Amounts receivable from StepStone Funds	$70,767	$40,588
Amounts receivable from employees	12,016	13,450
Amounts receivable from loans	13,807	13,493
Total due from affiliates	$96,590	$67,531
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	As of
	December 31, 2024	March 31, 2024
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$307,864	$206,841
Amounts payable to StepStone Funds	7,875	5,844
Distributions payable to certain employee equity holders of consolidated subsidiaries	—	233
Total due to affiliates	$315,739	$212,918
The Company made payments of $17 thousand and $2.6 million during the three months ended December 31, 2024 and 2023, respectively, and $9.8 million and $10.3 million for the nine months ended December 31, 2024 and 2023, respectively, under the Tax Receivable Agreements.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	65,614,902	45,030,959
Class A common stock issued in exchange for Class B partnership units	7,493,688	(7,493,688)
Class A common stock issued in exchange for Class C partnership units	886,451	—
Class A common stock issued in exchange for Class D partnership units	729,449	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	565,138	—
Class A common stock issued for purchase of asset class non-controlling interests	513,394	—
Class A common stock issued under ESPP	38,096	—
Class B common stock purchased at par value in connection with vesting of Class B2 units(1)	—	2,589,983
December 31, 2024	75,841,118	40,127,254
_______________________________
(1)Includes 23,417 Class B units issued pursuant to anti-dilution rights in connection with the vesting of Class B2 units.
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of December 31, 2024, no shares of preferred stock were issued or outstanding.
In December 2024, the Company issued 2,354,788 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,354,788 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 75,642 shares of Class A common stock to certain limited partners of the Partnership in exchange for 75,642 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 729,449 shares of Class A common stock to certain limited partners of the Partnership in exchange for 729,449 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
In September 2024, the Company issued 312,112 shares of Class A common stock to certain limited partners of the Partnership in exchange for 312,112 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 34,027 shares of Class A common stock to certain limited partners of the Partnership in exchange for 34,027 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.

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
In June 2024, the Company issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
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
As of December 31, 2024, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $6.6 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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
On November 7, 2024, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock, which was paid on December 13, 2024 to holders of record at the close of business on November 29, 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Beginning balance	$205,624	$59,272	$102,623	$24,530
Contributions	79,138	11,216	169,943	39,956
Redemption of redeemable non-controlling interests	(8,845)	—	(8,845)	—
Net income	10,905	5,588	23,101	11,590
Ending balance	$286,822	$76,076	$286,822	$76,076
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Beginning balance	$6,238	$—	$115,920	$—
Net income	314	—	983	—
Redemption of redeemable non-controlling interests	—	—	(110,351)	—
Ending balance	$6,552	$—	$6,552	$—
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of December 31, 2024.
Lease Commitments
The Company leases offices in 26 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of December 31, 2024, there were no finance leases outstanding.
In December 2024, the Company executed an agreement to enter into a new lease for its Dublin office. The Company expects to gain access to the additional space in April 2025. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $5.6 million over approximately 10 years.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating lease cost(1)(2)	$3,991	$3,865	$12,028	$11,693
Variable lease cost	309	76	977	395
Sublease income	(461)	(364)	(1,380)	(1,200)
Total lease cost	$3,839	$3,577	$11,625	$10,888
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)Includes a gain of $0.1 million for the three and nine months ended December 31, 2023 related to lease remeasurement adjustments due to a reduction in lease terms.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$11,298	$9,851
Weighted-average remaining lease term for operating leases (in years)	10.9	11.6
Weighted-average discount rate for operating leases	4.7%	4.6%
As of December 31, 2024, maturities of operating lease liabilities were as follows:

Remainder of FY2025	$4,108
FY2026	16,446
FY2027	15,139
FY2028	13,054
FY2029	15,005
Thereafter	84,593
Total lease liabilities	148,345
Less: Imputed interest	(36,170)
Total operating lease liabilities	$112,175
Unfunded Capital Commitments
As of December 31, 2024 and March 31, 2024, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $116.5 million and $115.7 million, respectively. The $116.5 million and $115.7 million of unfunded commitments as of December 31, 2024 and March 31, 2024, respectively, exclude $51.6 million and $67.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of December 31, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $317.2 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of December 31, 2024 and March 31, 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
15.    Subsequent Events
As of the end of January 2025, the private wealth platform grew to an AUM of over $7 billion, due in part to StepStone Private Credit Income Fund (“CRDEX”) executing a secondary transaction of a high-quality, private credit portfolio. The purchase was executed through the issuance of CRDEX shares to the sellers.
On February 6, 2025, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock, payable on March 14, 2025 to holders of record as of the close of business on February 28, 2025.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of December 31, 2024, we were responsible for approximately $698 billion of total capital, including $179 billion of AUM and $519 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 26 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of December 31, 2024, we had approximately 1,090 total employees, including approximately 375 investment professionals and 715 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $109 billion of our AUM as of December 31, 2024.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $55 billion of our AUM as of December 31, 2024.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $519 billion of our AUA and $15 billion of our AUM as of December 31, 2024.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. SPI Reporting tracked detailed information on over $755 billion of client commitments as of December 31, 2024, inclusive of our total capital responsibility, previously exited investments and investments of former clients.
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
Current Events
In 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated. Between September 2024 and December 2024, the Federal Reserve announced several decisions to lower the target range for the federal funds rate ultimately to a range of 4.25% to 4.50% in response to positive trends in economic data, including a measure of inflation.
We are continuing to closely monitor developments related to inflation, decreasing but still higher interest rates, potential trade, regulatory and governmental policy developments as a result of U.S. elections, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” included in Part II, Item 1A of this quarterly report on Form 10-Q and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2024.

Corporate Transactions
Senior Notes
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), in a private placement exempt from registration under the Securities Act.
Interest on the Notes will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes will accrue from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
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
In December 2024, we issued 2,354,788 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,354,788 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 75,642 shares of Class A common stock to certain limited partners of the Partnership in exchange for 75,642 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. We also issued 729,449 shares of Class A common stock to certain limited partners of the Partnership in exchange for 729,449 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.

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
The diagram below illustrates our organizational structure as of December 31, 2024.
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

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of December 31, 2024, the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 27.9% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 55.9% of the aggregate voting power of our outstanding Class A common stock and Class B common stock.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.40% and 0.39% of average FEAUM for the twelve months ended December 31, 2023 and 2024, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.90% and 1.03% of average FEAUM for the twelve months ended December 31, 2023 and 2024, respectively, and primarily reflected the timing of new funds, and shifts in asset class mix.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.58% and 0.64% of average FEAUM for the twelve months ended December 31, 2023 and 2024, respectively, and primarily reflected the timing of new funds and shifts in mix between SMAs and focused commingled funds.

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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of December 31, 2024, we had over $90 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 200 programs.
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
Carried interest allocations include the allocation of performance-based fees, commonly referred to as carried interest, to us from limited partners in the StepStone Funds in which we hold an equity interest. We are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. These carried interest allocations are subject to the achievement of minimum return levels (typically 5% to 10%), in accordance with the terms set forth in the respective fund’s governing documents. We account for our investment balances in the StepStone Funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, carried interest allocations are generally not deemed to be within the scope of Accounting Standards Codification Topic 606 (“ASC 606”), Revenue from Contracts with Customers.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2024 and March 31, 2024, no material amounts for potential clawback obligations had been accrued.
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
Interest expense primarily consists of the interest expense on the Revolver and the Notes, as well as the related amortization of deferred financing costs.
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
Non-controlling interests in subsidiaries represent the economic interests in the consolidated subsidiaries of the Partnership, including certain general partner entities for the StepStone Funds, held by third parties and employees. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of December 31, 2024 reflects final data for the prior period (September 30, 2024), adjusted for net new client account activity through December 31, 2024. NAV data for underlying investments is as of September 30, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2024. When NAV data is not available by the business day occurring on or after 100 days following September 30, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of December 31, 2024 reflects final data for the prior period (September 30, 2024), adjusted for net new client account activity through December 31, 2024. NAV data for underlying investments is as of September 30, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2024. When NAV data is not available by the business day occurring on or after 100 days following September 30, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Revenues
Management and advisory fees, net	$190,840	$151,492	$553,613	$431,730
Performance fees:
Incentive fees	22,369	17,891	26,365	22,843
Carried interest allocations:
Realized	24,282	15,289	83,718	31,347
Unrealized	93,325	(129,584)	120,370	(24,849)
Total carried interest allocations	117,607	(114,295)	204,088	6,498
Legacy Greenspring carried interest allocations(1)	8,207	(69,700)	13,035	(106,250)
Total performance fees	148,183	(166,104)	243,488	(76,909)
Total revenues	339,023	(14,612)	797,101	354,821
Expenses
Compensation and benefits:
Cash-based compensation	85,203	73,619	246,298	218,551
Equity-based compensation	486,418	14,032	542,929	28,420
Performance fee-related compensation:
Realized	25,477	15,444	55,092	26,266
Unrealized	49,670	(62,243)	66,495	(9,320)
Total performance fee-related compensation	75,147	(46,799)	121,587	16,946
Legacy Greenspring performance fee-related compensation(1)	8,207	(69,700)	13,035	(106,250)
Total compensation and benefits	654,975	(28,848)	923,849	157,667
General, administrative and other	43,130	48,001	134,202	113,007
Total expenses	698,105	19,153	1,058,051	270,674
Other income (expense)
Investment income (loss)	1,064	(2,051)	5,710	4,115
Legacy Greenspring investment income (loss)(1)	1,167	(2,222)	(4,119)	(9,054)
Investment income of Consolidated Funds	15,037	11,223	30,878	22,357
Interest income	2,559	827	7,632	2,235
Interest expense	(3,008)	(2,562)	(9,510)	(6,682)
Other income (loss)	(2,452)	4,408	(1,626)	3,763
Total other income	14,367	9,623	28,965	16,734
Income (loss) before income tax	(344,715)	(24,142)	(231,985)	100,881
Income tax expense (benefit)	(57,552)	(723)	(46,005)	15,603
Net income (loss)	(287,163)	(23,419)	(185,980)	85,278
Less: Net income attributable to non-controlling interests in subsidiaries	27,226	13,552	62,966	32,797
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	1,167	(2,222)	(4,119)	(9,054)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(134,760)	(20,111)	(107,856)	22,677
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	10,905	5,588	23,101	11,590
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	314	—	983	—
Net income (loss) attributable to StepStone Group Inc.	$(192,015)	$(20,226)	$(161,055)	$27,268
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Total revenues increased $353.6 million to $339.0 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The overall increase was driven by positive carried interest allocations and legacy Greenspring carried interest allocations in the current period as compared to a reversal in the prior year period, higher management and advisory fees, net, and higher incentive fees, in each case, as described below.
Management and advisory fees, net increased $39.3 million, or 26%, to $190.8 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was driven by new client activity and 24% growth in average FEAUM across the platform. The three months ended December 31, 2024 included retroactive fees of $9.7 million from the closings of StepStone’s special situation real estate secondaries, multi-strategy growth equity and Infrastructure Co-Investment Partners 2022 funds. The three months ended December 31, 2023 included retroactive fees of $8.6 million from the closings of StepStone’s Secondary Opportunities V, VC Global Partners XI and Infrastructure Co-Investment Partners 2022 funds.
Incentive fees increased $4.5 million, or 25%, to $22.4 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 largely due to higher incentive fees generated by StepStone’s Private Venture and Growth Fund (“SPRING”).
Realized carried interest allocation revenues increased $9.0 million, or 59%, to $24.3 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $24.3 million, unrealized carried interest allocation revenues increased $231.9 million to $117.6 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase in unrealized carried interest allocations for the three months ended December 31, 2024 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $77.9 million to $8.2 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023 as a result of net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. The three months ended December 31, 2024 reflect gross realized carried interest allocations of $38.3 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(30.1) million. The three months ended December 31, 2023 reflect gross realized carried interest allocations of $0.1 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(69.8) million.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Total revenues increased $442.3 million, or 125%, to $797.1 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The overall increase was driven by higher carried interest allocations and positive legacy Greenspring carried interest allocations in the current period as compared to a reversal in the prior year period, higher management and advisory fees, net, and higher incentive fees, in each case, as described below.

Management and advisory fees, net increased $121.9 million, or 28%, to $553.6 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was driven by new client activity and 18% growth in average FEAUM across the platform. The nine months ended December 31, 2024 included retroactive fees of $36.8 million from the closings of StepStone’s Secondary Opportunities V, special situation real estate secondaries, Infrastructure Co-Investment Partners 2022, multi-strategy growth equity and VC Global Partners XI funds. The nine months ended December 31, 2023 included retroactive fees of $9.5 million from the closings of StepStone’s Secondary Opportunities V, VC Global Partners XI and Infrastructure Co-Investment Partners 2022 funds.
Incentive fees increased $3.5 million, or 15%, to $26.4 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 largely due to higher incentive fees generated by SPRING.
Realized carried interest allocation revenues increased $52.4 million, or 167%, to $83.7 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $83.7 million, unrealized carried interest allocation revenues increased $197.6 million to $204.1 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase in unrealized carried interest allocations for the nine months ended December 31, 2024 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity and infrastructure funds.
Legacy Greenspring carried interest allocation revenues increased $119.3 million to $13.0 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023 as a result of net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. The nine months ended December 31, 2024 reflect gross realized carried interest allocations of $56.8 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(43.8) million. The nine months ended December 31, 2023 reflect gross realized carried interest allocations of $26.0 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(132.2) million.
Expenses
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Total expenses increased $679.0 million to $698.1 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The overall increase resulted from increases in equity-based compensation, performance fee-related compensation, legacy Greenspring performance fee-related compensation and cash-based compensation, partially offset by lower general, administrative, and other expenses, in each case, as described below.
Cash-based compensation increased $11.6 million, or 16%, to $85.2 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, due to increased staffing and compensation levels. Our average headcount was 6% higher in the current year period as compared to the prior year period.

Equity-based compensation increased $472.4 million to $486.4 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily attributable to a $474.5 million increase in expenses for liability classified awards related to the profits interest issued in the private wealth subsidiary in the current year period as compared to the prior year period, partially offset by a decrease in RSU expense due to the final vesting of RSUs issued in connection with our IPO.
Total performance fee-related compensation expense increased $121.9 million to $75.1 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $10.0 million, or 65%, to $25.5 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily reflecting higher realization activity and higher incentive fees from SPRING.
Legacy Greenspring performance fee-related compensation expense increased $77.9 million to $8.2 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The three months ended December 31, 2024 reflect gross realized performance fee-related compensation expense of $38.3 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(30.1) million. The three months ended December 31, 2023 reflect gross realized performance fee-related compensation expense of $0.1 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(69.8) million.
General, administrative and other expenses decreased $4.9 million, or 10%, to $43.1 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The overall decrease primarily reflected a $6.6 million lower expense for change in fair value of contingent consideration obligations as compared to the prior period, partially offset by increases of $0.6 million in marketing expenses, $0.5 million in information and technology expenses, $0.4 million in travel and associated costs for investment evaluation and client service and other general operating expenses.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Total expenses increased $787.4 million, or 291%, to $1,058.1 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The overall increase resulted from increases in equity-based compensation, legacy Greenspring performance fee-related compensation, performance fee-related compensation, cash-based compensation and general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $27.7 million, or 13%, to $246.3 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, due to increased staffing and compensation levels. Our average headcount was 5% higher in the current year period as compared to the prior year period.
Equity-based compensation increased $514.5 million to $542.9 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was primarily attributable to a $514.9 million increase in expenses for liability classified awards related to the profits interest issued in the private wealth subsidiary in the current year period as compared to the prior year period, partially offset by a decrease in RSU expense due to the final vesting of RSUs issued in connection with our IPO.

Total performance fee-related compensation expense increased $104.6 million, or 617%, to $121.6 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $28.8 million, or 110%, to $55.1 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily reflecting higher realization activity and higher incentive fees from SPRING.
Legacy Greenspring performance fee-related compensation expense increased $119.3 million to $13.0 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The nine months ended December 31, 2024 reflect gross realized performance fee-related compensation expense of $56.8 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(43.8) million. The nine months ended December 31, 2023 reflect gross realized performance fee-related compensation expense of $26.0 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(132.2) million.
General, administrative and other expenses increased $21.2 million, or 19%, to $134.2 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The overall increase primarily reflected $11.4 million of higher expense for change in fair value of contingent consideration obligations as compared to the prior period, $3.4 million in travel and associated costs for investment evaluation and client service, $2.5 million in professional fees, $2.1 million in marketing expenses, $1.4 million in information and technology expenses, partially offset by decreases of $1.9 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms in the prior year and other general operating expenses.
Other Income (Expense)
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Investment income (loss) increased $3.1 million to income of $1.1 million for the three months ended December 31, 2024 as compared to a loss for the three months ended December 31, 2023, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment income (loss) increased $3.4 million to income of $1.2 million for the three months ended December 31, 2024 as compared to a loss for the three months ended December 31, 2023. The three months ended December 31, 2024 reflected gross realized investment income of $3.9 million and unrealized investment loss, net of the reversal of realized investment income, of $2.8 million. The three months ended December 31, 2023 reflected gross realized investment income of $0.4 million and unrealized investment loss, net of the reversal of realized investment income, of $2.6 million.
Investment income of Consolidated Funds increased $3.8 million, or 34%, to $15.0 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $1.7 million, or 209%, to $2.6 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to higher average interest rates earned on cash and cash equivalent balances and higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to the Consolidated Funds was $0.9 million in the current year period as compared to $0.5 million in the prior year period.

Interest expense increased $0.4 million, or 17%, to $3.0 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period as compared with the prior year period. In October 2024, all outstanding amounts under the Revolver were repaid. As the Notes have a lower interest rate than the Revolver, the higher interest under the Revolver partially offset the lower interest rate on the Notes for a portion of the current year period.
Other income (loss) decreased $6.9 million to a loss of $2.5 million for the three months ended December 31, 2024 as compared to income for the three months ended December 31, 2023, primarily reflecting of a gain of $5.3 million in the prior year period for amounts received as part of negotiations with a third party related to certain corporate matters, partially offset by loss of $0.8 million associated with the sale of a subsidiary in the prior year period and net foreign currency transaction losses in the current year period as compared with net foreign currency transaction gains in the prior year period.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Investment income increased $1.6 million, or 39%, to $5.7 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $4.9 million, or 55%, to $4.1 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The nine months ended December 31, 2024 reflected gross realized investment income of $6.8 million and unrealized investment loss, net of the reversal of realized investment income, of $10.9 million. The nine months ended December 31, 2023 reflected gross realized investment income of $4.5 million and unrealized investment loss, net of the reversal of realized investment income, of $13.6 million.
Investment income of Consolidated Funds increased $8.5 million, or 38%, to $30.9 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $5.4 million, or 241%, to $7.6 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily due to higher average interest rates earned on cash and cash equivalent balances and higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to the Consolidated Funds was $3.2 million in the current year period as compared to $1.0 million in the prior year period.
Interest expense increased $2.8 million, or 42%, to $9.5 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was due to higher average interest rates and higher average outstanding balances under the Revolver during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for a portion of the current year period. In October 2024, all outstanding amounts under the Revolver were repaid. As the Notes have a lower interest rate than the Revolver, the higher interest under the Revolver partially offset the lower interest rate on the Notes for a portion of the current year period.
Other income (loss) decreased $5.4 million to a loss of $1.6 million for the nine months ended December 31, 2024 as compared to income for the nine months ended December 31, 2023, primarily reflecting of a gain of $5.3 million in the prior year period for amounts received as part of negotiations with a third party related to certain corporate matters, partially offset by a loss of $0.8 million associated with the sale of a subsidiary in the prior year period and higher net foreign currency transaction losses in the current year period as compared with the prior year period.

Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 16.7% and 3.0% for the three months ended December 31, 2024 and 2023, respectively, and 19.8% and 15.5% for the nine months ended December 31, 2024 and 2023, respectively. Our overall effective tax rate in each of the periods described above is less than the statutory rate as a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of non-controlling interests. The primary rate difference was driven by an increase in tax benefits related to income allocated to non-controlling interests for the three and nine months ended December 31, 2024.
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Income tax benefit increased $56.8 million to $57.6 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase in income tax benefit was primarily driven by higher pre-tax net loss for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Income tax expense (benefit) decreased $61.6 million to a benefit of $46.0 million for the nine months ended December 31, 2024 as compared to expense for the nine months ended December 31, 2023. The decrease in income tax expense was primarily driven by pre-tax net loss for the nine months ended December 31, 2024 as compared to pre-tax net income for the nine months ended December 31, 2023.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $13.7 million, or 101%, to $27.2 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements.
Net income attributable to non-controlling interests in subsidiaries increased $30.2 million, or 92%, to $63.0 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements.
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $1.2 million and $(2.2) million for the three months ended December 31, 2024 and 2023, respectively, and $(4.1) million and $(9.1) million for the nine months ended December 31, 2024 and 2023, respectively.

Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(134.8) million and $(20.1) million for the three months ended December 31, 2024 and 2023, respectively, and $(107.9) million and $22.7 million for the nine months ended December 31, 2024 and 2023, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $10.9 million and $5.6 million for the three months ended December 31, 2024 and 2023, respectively, and $23.1 million and $11.6 million for the nine months ended December 31, 2024 and 2023, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.3 million and $1.0 million for the three and nine months ended December 31, 2024, respectively. There were no redeemable non-controlling interests in subsidiaries for the three and nine months ended December 31, 2023.
Key Operating Metrics
Assets Under Management
AUM was $179 billion as of December 31, 2024, $157 billion as of March 31, 2024 and $149 billion as of December 31, 2023.
Assets Under Advisement
Assets related to our advisory accounts were $519 billion as of December 31, 2024, $521 billion as of March 31, 2024 and $510 billion as of December 31, 2023.
Fee-Earning AUM
Three Months Ended December 31, 2024
FEAUM increased approximately $9.8 billion to $114.2 billion as of December 31, 2024 as compared to September 30, 2024. During the period, FEAUM from SMAs increased approximately $7.9 billion and FEAUM from commingled funds increased approximately $1.9 billion.
Nine Months Ended December 31, 2024
FEAUM increased approximately $20.3 billion to $114.2 billion as of December 31, 2024 as compared to March 31, 2024. During the period, FEAUM from SMAs increased approximately $11.1 billion and FEAUM from commingled funds increased approximately $9.2 billion.

	Three Months Ended December 31, 2024			Nine Months Ended December 31, 2024
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$62,121	$42,294	$104,415	$58,897	$34,961	$93,858
Contributions(1)	9,033	2,520	11,553	12,841	10,295	23,136
Distributions(2)	(1,000)	(682)	(1,682)	(2,365)	(1,625)	(3,990)
Market value, FX and other(3)	(180)	60	(120)	601	561	1,162
Ending balance	$69,974	$44,192	$114,166	$69,974	$44,192	$114,166
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	December 31, 2024	March 31, 2024	December 31, 2023
FEAUM
Private equity	$62,811	$49,869	$48,258
Infrastructure	23,411	20,114	19,789
Private debt	17,882	15,477	15,460
Real estate	10,062	8,398	5,925
Total	$114,166	$93,858	$89,432

	As of
	December 31, 2024	March 31, 2024	December 31, 2023
Weighted-average fee rate(1)
Private equity(2)	0.77%	0.74%	0.72%
Real estate, infrastructure and private debt asset classes(3)	0.47%	0.42%	0.42%
Total	0.64%	0.59%	0.58%
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

Undeployed Fee-Earning Capital
As of December 31, 2024, we had $21.7 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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
Fee-Related Earnings
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
FRE increased $23.5 million, or 46%, to $74.1 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
FRE increased $79.2 million, or 57%, to $218.1 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily reflecting higher adjusted management and advisory fees, net, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended December 31, 2024 Compared to Three Months Ended December 31, 2023
Adjusted revenues increased $58.8 million, or 32%, to $243.9 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily reflecting increases in adjusted management and advisory fees, net, incentive fees and realized carried interest allocation revenues.
ANI increased $10.5 million, or 25%, to $52.7 million for the three months ended December 31, 2024 as compared to the three months ended December 31, 2023, primarily due to an increase in FRE as discussed above, higher net realized performance fee-related earnings (adjusted incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher interest income. The overall increase was partially offset by a higher allocation of income to non-controlling interests, lower realized investment income and higher interest expense.
Nine Months Ended December 31, 2024 Compared to Nine Months Ended December 31, 2023
Adjusted revenues increased $186.2 million, or 38%, to $673.9 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily reflecting increases in adjusted management and advisory fees, net, realized carried interest allocation revenues, and adjusted incentive fees, including the deferred portion.

ANI increased $61.8 million, or 61%, to $163.5 million for the nine months ended December 31, 2024 as compared to the nine months ended December 31, 2023, primarily due to an increase in FRE as discussed above, higher net realized performance fee-related earnings (adjusted incentive fees, including the deferred portion, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher interest income. The overall increase was partially offset by a higher allocation of income to non-controlling interests, higher interest expense and lower realized investment income.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and nine months ended December 31, 2024 and 2023.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
(in thousands, except share and per share amounts)
ANI	$52,659	$42,116	$163,469	$101,677

Weighted-average shares of Class A common stock outstanding – Basic	73,687,289	64,068,952	69,561,254	63,255,604
Assumed vesting of RSUs	491,014	333,402	695,423	511,889
Assumed vesting and exchange of Class B2 units	—	2,553,899	573,185	2,532,489
Assumed purchase under ESPP	—	—	702	—
Exchange of Class B units in the Partnership(1)	41,729,937	46,314,543	44,251,143	46,384,046
Exchange of Class C units in the Partnership(1)	1,016,737	1,962,131	1,496,518	2,325,417
Exchange of Class D units in the Partnership(1)	2,010,202	—	2,162,580	—
Adjusted weighted-average shares	118,935,179	115,232,927	118,740,805	115,009,445

ANI per share	$0.44	$0.37	$1.38	$0.88
_______________________________
(1)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Total revenues	$339,023	$(14,612)	$797,101	$354,821
Unrealized carried interest allocations	(93,325)	129,584	(120,370)	24,849
Deferred incentive fees	—	—	2,451	942
Legacy Greenspring carried interest allocations	(8,207)	69,700	(13,035)	106,250
Management and advisory fee revenues for the Consolidated Funds(1)	992	451	2,214	841
Incentive fees for the Consolidated Funds(2)	5,422	—	5,497	—
Adjusted revenues	$243,905	$185,123	$673,858	$487,703
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
GAAP management and advisory fees, net	$190,840	$151,492	$553,613	$431,730
Management and advisory fee revenues for the Consolidated Funds(1)	992	451	2,214	841
Adjusted management and advisory fees, net	$191,832	$151,943	$555,827	$432,571

GAAP incentive fees	$22,369	$17,891	$26,365	$22,843
Incentive fee revenues for the Consolidated Funds(2)	5,422	—	5,497	—
Adjusted incentive fees	$27,791	$17,891	$31,862	$22,843

GAAP interest income	$2,559	$827	$7,632	$2,235
Interest income earned by the Consolidated Funds(3)	(887)	(540)	(3,157)	(1,033)
Adjusted interest income	$1,672	$287	$4,475	$1,202

GAAP other income (loss)	$(2,452)	$4,408	$(1,626)	$3,763
Adjustments(4)	1,883	(4,301)	729	(4,274)
Adjusted other income (loss)	$(569)	$107	$(897)	$(511)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(3)Reflects the removal of interest income earned by the Consolidated Funds.
(4)Reflects the removal of the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2024	2023	2024	2023
Income (loss) before income tax	$(344,715)	$(24,142)	$(231,985)	$100,881
Net income attributable to non-controlling interests in subsidiaries(1)	(32,765)	(15,537)	(69,528)	(36,398)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	(1,167)	2,222	4,119	9,054
Unrealized carried interest allocations	(93,325)	129,584	(120,370)	24,849
Unrealized performance fee-related compensation	49,670	(62,243)	66,495	(9,320)
Unrealized investment (income) loss	656	5,559	(954)	1,373
Impact of Consolidated Funds	(6,892)	(11,068)	(23,890)	(21,938)
Deferred incentive fees	—	—	2,451	942
Equity-based compensation(2)	483,958	12,610	535,690	24,425
Amortization of intangibles	10,250	10,661	30,750	31,983
Tax Receivable Agreements adjustments through earnings	—	222	—	222
Non-core items(3)	2,094	6,335	17,580	4,785
Pre-tax ANI	67,764	54,203	210,358	130,858
Income taxes(4)	(15,105)	(12,087)	(46,889)	(29,181)
ANI	52,659	42,116	163,469	101,677
Income taxes(4)	15,105	12,087	46,889	29,181
Realized carried interest allocations	(24,282)	(15,289)	(83,718)	(31,347)
Realized performance fee-related compensation(5)	25,477	15,444	55,092	26,266
Realized investment income	(1,720)	(3,508)	(4,756)	(5,488)
Adjusted incentive fees(6)	(27,791)	(17,891)	(31,862)	(22,843)
Deferred incentive fees	—	—	(2,451)	(942)
Adjusted interest income(6)	(1,672)	(287)	(4,475)	(1,202)
Interest expense	3,008	2,562	9,510	6,682
Adjusted other (income) loss(6)(7)	569	(107)	897	511
Net income attributable to non-controlling interests in subsidiaries(1)	32,765	15,537	69,528	36,398
FRE	$74,118	$50,664	$218,123	$138,893
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $14.1 million and $3.1 million for the three months ended December 31, 2024 and 2023, respectively, and $17.0 million and $3.1 million for the nine months ended December 31, 2024 and 2023, respectively.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($0.7 million for the three months ended December 31, 2023 and $0.8 million and $0.9 million for the nine months ended December 31, 2024 and 2023, respectively), lease remeasurement adjustments ($(0.1) million for the three and nine months ended December 31, 2023), accelerated depreciation of leasehold improvements for changes in lease terms ($0.6 million and $1.9 million for the three and nine months ended December 31, 2023, respectively), loss on change in fair value for contingent consideration obligation ($2.5 million and $9.1 million for the three months ended December 31, 2024 and 2023, respectively, and $16.3 million and $4.9 million for the nine months ended December 31, 2024 and 2023, respectively), compensation paid to certain employees as part of an acquisition earn-out ($(0.4) million and $0.6 million for the three months ended December 31, 2024 and 2023, respectively, and $0.4 million and $1.7 million for the nine months ended December 31, 2024 and 2023, respectively), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million for the three and nine months ended December 31, 2023), loss on sale of subsidiary ($0.8 million for the three and nine months ended December 31, 2023) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three and nine months ended December 31, 2024 and 2023, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Includes carried interest-related compensation expense related to the portion of net carried interest allocation revenue attributable to equity holders of the Company’s consolidated subsidiaries that are not 100% owned ($0.7 million and $2.8 million for the three and nine months ended December 31, 2023, respectively).
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
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through September 30, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of September 30, 2024;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of September 30, 2024 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	14.7%	1.5x	Core/Core+ fund investments	7.2%	1.4x	Core/debt	7.3%	Direct lending	7.6%
Secondaries	15.4%	1.4x	Value-add/opportunistic fund investments	8.6%	1.3x	Core+/value-add - primary fund investments	11.1%	Distressed debt	8.7%
Co-investments(7)	15.5%	1.6x	Real estate debt fund investments	5.5%	1.2x	Core+/value-add - secondary fund investments	11.0%	Other(9)	7.2%
			Value-add/opportunistic secondaries & co-investments	10.5%	1.2x	Core+/value-add - co-investments	13.2%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of September 30, 2024, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2024. For investment returns where NAV data is not available by the business day occurring on or after 100 days following September 30, 2024, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,783 investments totaling $202.4 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 236 client-directed private equity investments, totaling $32.0 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity funds.

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
(5)Real estate includes 474 investments totaling $81.6 billion of capital commitments and excludes (i) 88 client-directed real estate investments, totaling $14.1 billion of capital commitments, (ii) 18 secondary/co-investment core/core+ or credit investments, totaling $1.1 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(6)Infrastructure includes 276 investments totaling $59.6 billion of capital commitments and excludes (i) 8 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 34 client-directed infrastructure investments, totaling $6.9 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 1,027 investments totaling $53.6 billion of capital commitments and excludes (i) 42 client-directed debt investments, totaling $3.2 billion of capital commitments, (ii) 49 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments for which StepStone does not provide monitoring and reporting services to the client that made the investment.
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
As of December 31, 2024, we had $223.8 million of cash, cash equivalents and restricted cash ($279.5 million including Consolidated Funds) and $1,647.3 million of investments in StepStone Funds, including $1,474.5 million of accrued carried interest allocations, against $168.9 million in debt obligations, net of debt issuance costs ($176.9 million including Consolidated Funds), and $730.2 million in accrued carried interest-related compensation payable.
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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Nine Months Ended December 31,
(in thousands)	2024	2023
Net cash provided by operating activities	$131,451	$153,893
Net cash used in investing activities	(36,671)	(38,264)
Net cash provided by (used in) financing activities	2,580	(67,237)
Effect of exchange rate changes	(168)	(3,599)
Net increase in cash, cash equivalents and restricted cash	$97,192	$44,793
Operating Activities
Operating activities provided $131.5 million and $153.9 million of cash for the nine months ended December 31, 2024 and 2023, respectively. For the nine months ended December 31, 2024 and 2023, respectively, these amounts primarily consisted of the following:

•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and acquisition-related contingent consideration), of $293.0 million and $189.0 million;
•net change in operating assets and liabilities of $27.3 million and $43.8 million;
•adjustments for unrealized investment income from Consolidated Funds of $28.1 million and $21.0 million;
•net purchases of investments of Consolidated Funds of $160.5 million and $58.2 million; and
•net change in operating assets and liabilities of Consolidated Funds of $(0.2) million and $0.3 million.
Investing Activities
Investing activities used $36.7 million and $38.3 million of cash for the nine months ended December 31, 2024 and 2023, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $37.8 million and $12.9 million;
•net contributions to investments in legacy Greenspring entities of $3.6 million and $6.7 million; and
•purchases of fixed assets of $2.4 million and $18.7 million.
Financing Activities
Financing activities provided (used) $2.6 million and $(67.2) million of cash for the nine months ended December 31, 2024 and 2023, respectively, and primarily consisted of the following:
•net borrowings (repayments) on revolving credit facility of $(150.0) million and $25.0 million;
•proceeds from issuance of notes payable of $175.0 million and $0 million;
•deferred financing costs of $5.4 million and $0 million;
•distributions to non-controlling interests of $96.9 million and $71.5 million;
•purchase of non-controlling interests of $5.4 million and $0 million;
•sale of non-controlling interests of $0 million and $3.0 million;
•redemption of redeemable non-controlling interests of $13.0 million and $0 million;
•proceeds from capital contributions to legacy Greenspring entities of $19.2 million and $8.8 million;
•distributions to non-controlling interests in legacy Greenspring entities of $29.6 million and $6.7 million;
•dividends paid to common stockholders of $57.6 million and $55.0 million;
•payments for employee taxes related to the net settlement of RSUs of $1.1 million and $0.6 million;

•proceeds from issuance of Class A common stock under ESPP of $1.1 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $9.8 million and $10.3 million;
•proceeds from borrowings on fund credit facility of $7.9 million and $0 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $169.9 million and $40.0 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $8.8 million and $0 million.
Debt Obligations
Revolving Credit Facility
We are party to a credit agreement, as amended and restated in May 2024 (the “Credit Agreement”), which, among other things, increased the aggregate principal amount of the commitments thereunder to $300.0 million from $225.0 million and extended the maturity date of the revolving facility to May 2029. The Credit Agreement was arranged by JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto and provides for a $300.0 million multicurrency Revolver. As of December 31, 2024, there were no amounts outstanding on the Revolver.
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
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2024, we had outstanding letters of credit totaling $6.5 million.

Senior Notes
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029, pursuant to the Note Purchase Agreement, dated as of October 22, 2024, in a private placement exempt from registration under the Securities Act.
Interest on the Notes will be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes will accrue from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
Debt Obligations of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to us.
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of December 31, 2024, the outstanding balance on the Fund Credit Facility was $7.9 million and is presented within other liabilities of Consolidated Funds in the condensed consolidated balance sheets. The outstanding borrowings under the Fund Credit Facility mature in June 2025.
Borrowings under the Fund Credit Facility bear interest at a variable rate per annum. Borrowings in USD will bear interest at the applicable federal funds target rate (upper range) plus a margin of 250 basis points. Borrowings in GBP will bear interest at the Bank of England base rate plus a margin of 250 basis points. Borrowings in EUR will bear interest at the European Central Bank main refinancing rate plus a margin of 250 basis points. The weighted-average interest rate in effect for the Fund Credit Facility as of December 31, 2024 was 5.65%.
Debt Covenants
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions in certain circumstances; engage in new or different lines of business; and engage in certain transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio, and a minimum total of fee-earning assets under management. As of December 31, 2024, we were in compliance with the total net leverage ratio and minimum fee-earning assets under management covenants.

The Note Purchase Agreement contains certain covenants, including those requiring us to (a) maintain a total net leverage ratio, (b) maintain a minimum total of fee-earning assets under management, (c) cause at least 80% of all management fees payable by material subsidiaries to us to be collected each period without deferral, waiver or reduction, (d) limit the amount of secured indebtedness to be incurred by us, and (e) other customary covenants. The Note Purchase Agreement also provides for customary events of default, which, if any occur and is continuing, could permit or require the entire unpaid principal amount of any or all Notes, plus all accrued and unpaid interest thereon and any applicable “make-whole amount” to become or to be declared due and payable immediately.
Under the terms of the Fund Credit Facility, certain of the assets of the Consolidated Funds serve as pledged collateral. In addition, the Fund Credit Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Fund Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Fund Credit Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
As of December 31, 2024, we were in compliance with the covenants under our various debt agreements.
Equity Transactions
In June 2024, we issued 1,731,807 shares of Class A common stock to certain limited partners of the Partnership in exchange for 1,731,807 Class B units of the Partnership pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 71,766 shares of Class A common stock to certain limited partners of the Partnership in exchange for 71,766 Class C units of the Partnership pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the partnership were issued to us.
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
Also in September 2024, we issued 312,112 shares of Class A common stock to certain limited partners of the Partnership in exchange for 312,112 Class B units of the Partnership pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 34,027 shares of Class A common stock to certain limited partners of the Partnership in exchange for 34,027 Class C units of the Partnership pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the partnership were issued to us.

In December 2024, we issued 2,354,788 shares of Class A common stock to certain limited partners of the Partnership in exchange for 2,354,788 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 75,642 shares of Class A common stock to certain limited partners of the Partnership in exchange for 75,642 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. We also issued 729,449 shares of Class A common stock to certain limited partners of the Partnership in exchange for 729,449 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On February 6, 2025, we announced a dividend of $0.24 per share of Class A common stock, payable on March 14, 2025 to holders of record at the close of business on February 28, 2025.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[3]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Total dividends paid in FY2025		$0.84
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
Contingent Earn-out Payment
In connection with the Greenspring acquisition, the transaction agreement provides for the payment of an earn-out of up to $75.0 million payable in calendar year 2025, subject to the achievement of certain management fee revenue targets for calendar year 2024. As of December 31, 2024, the fair value of the contingent earn-out liability was $67.4 million. In accordance with the contingent consideration arrangement, a portion of the contingent earn-out liability otherwise payable to the sellers included amounts paid to certain of our employees and former employees during the three months ended December 31, 2024. As a result, the contingent consideration liability is recorded net of the amounts paid. We expect to make payment of the contingent earn-out prior to the end of fiscal 2025. See note 6 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information on the contingent consideration obligation.
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of December 31, 2024, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable under the Private Wealth Transaction was $136.0 million and $544.2 million, respectively. The assumptions used in the fair value analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.

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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of December 31, 2024, and March 31, 2024, NAV-based management fees represented approximately 12% and 9%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of December 31, 2024 and March 31, 2024, would result in an approximate decrease to annual management fees of $9.3 million and $5.8 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:

•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of December 31, 2024 and March 31, 2024, we had $22.8 million and $20.5 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues are paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of December 31, 2024, and March 31, 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $317.2 million and $287.5 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2025 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of December 31, 2024 and March 31, 2024, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $17.3 million and $13.5 million, respectively.
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

Interest Rate Risk
As of December 31, 2024, we had $175.0 million in borrowings outstanding under our Notes and no amount outstanding under our Revolver. As of March 31, 2024, we had $150.0 million in borrowings outstanding under our Revolver and no amount outstanding under our Notes. The Revolver accrues interest at a variable rate, and the Notes accrue interest at a fixed rate of 5.52%. As of December 31, 2024 and March 31, 2024, we estimate that interest expense would increase by $1.8 million and $1.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $223.8 million and $144.1 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of December 31, 2024 and March 31, 2024, we estimate that interest income would increase by $2.2 million and $1.4 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors.
Reference is made to Part I, Item 1A, “Risk Factors” included in our annual report on Form 10-K for the fiscal year ended March 31, 2024 (the “2024 Form 10-K”) for information concerning risk factors. Except as set forth below, there have been no material changes with respect to the risk factors disclosed in the 2024 Form 10-K. The risk factors set forth below update, and should be read together with, the risk factors in our 2024 Form 10-K. You should carefully consider such factors, which could materially and adversely affect our business, financial condition, and/or results of operations. The risks described in this Form 10-Q and the 2024 Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and/or results of operations.
Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital.
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued rising interest rates, ongoing high inflation, reduced availability of credit, regional and international bank failures, changes in laws and regulation, trade policies, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine and Middle East conflicts), and potential recession. For example, while inflation in the U.S. has stabilized, it remains higher than pandemic lows and could increase, and heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs, which may put pressure on the profit margins of portfolio companies within our private market funds. Additionally, volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.
The extent and impact of any sanctions imposed in connection with geopolitical conflicts may also cause additional financial market volatility and impact the global economy. For example, sanctions related to Russia’s invasion of Ukraine or potential measures targeting other regions can disrupt global trade and supply chains. Additionally, recently the U.S. has instituted new economic and trade sanctions against China, in response to which China issued countermeasures against U.S. companies. The restrictions on investment in and trade with China may have a negative effect on some of our portfolio companies along with creating weakness in the global economy.

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

Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment, in particular under the newly appointed U.S. presidential administration. There was a significant level of SEC enforcement activity under the former administration. The current administration has signaled its intent to revisit and potentially roll back certain regulatory initiatives enacted under the previous administration while simultaneously increasing scrutiny on areas such as foreign investment, national security, and the use of emerging technologies. There is currently a regulatory freeze on rulemaking pending review by newly appointed agency heads. The current administration and the current leadership of the SEC have indicated that they intend to modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to ESG investing and cybersecurity. However, the administration has also proposed new rules aimed at increasing transparency and accountability, such as expanded disclosure requirements for private fund advisers and enhanced oversight of investment practices involving artificial intelligence and digital assets. In addition, the SEC and FinCEN have recently jointly proposed a new rule that will require investment advisers to adopt formal anti-money laundering and customer identification programs, which remains under discussion. The SEC and other regulatory bodies are expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. Additionally, there is a growing focus on digital asset regulation, with new rules expected to impact the use of cryptocurrencies and blockchain technologies in private fund operations. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments (including the funds in which the StepStone Funds and our clients invests) and/or us, including by causing us to incur additional expenses.
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

In recent years, the United States has imposed tariffs on various products imported into the United States. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the United States by other countries. Under the current administration, trade policy has been a central focus, with renewed scrutiny on trade relationships with China and efforts to renegotiate or withdraw from key agreements such as the United States-Mexico-Canada Agreement (USMCA). This shift has included the potential for additional tariffs, including on Mexican, Canadian and Chinese goods, targeted sanctions, and restrictions on investments linked to industries deemed critical to U.S. national security. Certain foreign governments, such as China, Canada and Mexico, have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. Governmental actions related to the imposition of tariffs, sanctions or other trade barriers or changes to international trade agreements or policies, such as USMCA, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. Additionally, the current administration has signaled potential future measures targeting supply chain dependencies on China, including additional restrictions on technology exports and proposed incentives to relocate manufacturing to the United States or allied nations. If we do not adequately monitor and adapt sufficiently to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
The table below summarizes the terms of “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, adopted or terminated by our executive officers or directors during the period covered by this quarterly report on Form 10-Q. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan(1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Scott Hart	Chief Executive Officer and Director	November 21, 2024	14 months	120,000
Jason Ment	President and Co-Chief Operating Officer	November 20, 2024	15 months	57,308
_______________________________
(1)Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
4.1	Form of 5.52% Series A Senior Note due October 22, 2029 (included in Exhibit 10.1).	8-K	4.1	10/23/2024	001-39510
10.1*	Note Purchase Agreement, dated October 22, 2024, by StepStone Group LP and acknowledged and agreed to by the purchasers party thereto.	8-K	10.1	10/23/2024	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*	Confidential information in this exhibit has been omitted.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2025.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)