Form 10-K
period 2025-03-31
StepStone Group Inc.
filed 2025-05-23
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3,805.2 million, based on the closing price of $56.83 as reported by the Nasdaq Stock Market. As of May 21, 2025, there were 76,761,399 shares of the registrant’s Class A common stock and 39,656,954 shares of the registrant’s Class B common stock, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this annual report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
We are subject to risks related to our business, including risks related to: (i) the identification and availability of suitable investment opportunities for our clients; (ii) poor investment performance; (iii) investments we make on behalf of clients or we recommend to our clients not correlating with performance of an investment in our Class A common stock; (iv) competition for access to investment funds and other investments; (v) ability of third-party clients to remove us as the general partner and to terminate the investment period under certain circumstances; (vi) our ability to retain our senior leadership team and attract additional qualified investment professionals; (vii) our failure to appropriately manage conflicts of interest; (viii) obligations to clients and other third parties that may conflict with stockholders’ interests; (ix) increases in interest rates or decreases in the availability of credit may affect the StepStone Funds’ ability to achieve attractive rates of return due to dependence on leverage by certain funds and portfolio companies; (x) StepStone Funds clients with commitment-based structures not satisfying their contractual obligation to fund capital calls when requested; (xi) compliance with investment guidelines set by clients; (xii) subjective valuation methodologies; (xiii) our ability to maintain our desired fee structure; (xiv) having to pay back “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds; (xv) investments in relatively high-risk, illiquid assets; (xvi) undiversified investments; (xvii) banking system volatility; (xviii) investments in funds and companies that we do not control; (xix) risk management strategies and procedures; (xx) due diligence we undertake in connection with investments; (xxi) restrictions on our ability to collect and analyze data regarding our clients’ investments; (xxii) dependence on the reliability of our proprietary data and technology platforms and other data processing systems; (xxiii) a compromise or corruption of our systems or that of our vendors containing confidential information; (xxiv) cybersecurity risks; (xxv) emerging and changing technology, including artificial intelligence; (xxvi) employee misconduct; (xxvii) our professional reputation and legal liability; (xxviii) our non-U.S. operations; (xxix) investments of the StepStone Funds in certain jurisdictions that may be subject to heightened risks relative to investments in other jurisdictions; (xxx) revenues from our real estate asset class being subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate; (xxxi) the exposure of our real estate asset class to commercial real estate values and commercial real estate loans; (xxxii) investments we make on behalf of clients or we recommend to our clients in infrastructure assets; (xxxiii) the substantial growth of our business in recent years that may be difficult to sustain; (xxxiv) entering into new lines of business; (xxxv) long-term agreements that provide for us to acquire all the equity interests of our asset class entities that we do not currently own; (xxxvi) our option agreement with respect to SPW; (xxxvii) acquisitions of new businesses or assets; (xxxviii) current or future indebtedness; and (xxxix) using custodians, counterparties, administrators and other agents.
We are subject to risks related to our industry, including risks related to: (i) intense competition; (ii) difficult or volatile market conditions; (iii) a major public health crisis; (iv) operating in a heavily regulated industry; (v) evolving laws and government regulations; (vi) future changes to tax laws or our effective tax rate; (vii) potentially being required to pay additional taxes because of the new U.S. federal partnership audit rules and potentially also state and local tax rules; (viii) federal, state and foreign anti-corruption and sanctions laws; (ix) regulation of investment advisers outside the United States; and (x) divergent views of investors and differing approaches by governmental authorities in respect of the incorporation of sustainability-related factors in our investment and portfolio management process as well as human capital management.

We are subject to risks related to our organizational structure, including risks related to: (i) relying on exemptions from certain governance requirements as a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, therefore, not affording same protections to our stockholders as those afforded to stockholders of non-controlled companies; (ii) SSG’s dependence on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements; (iii) the IRS potentially challenging the tax basis step-ups and other tax benefits we receive in connection with our IPO and the related transactions and in connection with additional acquisitions of Partnership units; (iv) in certain circumstances, acceleration and/or significant excess of payments due under each Tax Receivable Agreement, as compared to the actual tax benefits, if any, that SSG actually realizes; (v) potentially substantial distributions to us and the existing partners of the Partnership that the Partnership will be required to make in certain circumstances; (vi) funding withholding tax upon certain exchanges of Class B or Class D units into shares of Class A common stock by non-U.S. holders; (vii) tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions; (viii) SSG not being permitted to deduct its distributive share of compensation expense pursuant to regulations issued under Section 162(m) of the Code to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees; (ix) being deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of the Partnership or the General Partner; (x) a change of control of our company, including the effect of a “Sunset” on our voting structure; (xi) conflicts arising from members of our senior leadership team holding their economic interest through other entities; (xii) our reliance on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly owned; (xiii) the disparity in the voting rights among the classes of our common stock and inability of the holders of our Class A common stock to influence decisions submitted to a vote of our stockholders; (xiv) distributions made by the Partnership and limits on our ability to use the cash we receive in such distributions; (xv) the dual class structure of our common stock; and (xvi) our ability to pay dividends to stockholders.
We are subject to general risks, including risks related to: (i) the fact that the market price of our Class A common stock has been volatile; (ii) anti-takeover provisions in our charter documents and under Delaware law; and (iii) our forum selection provisions.

PART I
Item 1. Business.
Our Company
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2025, we were responsible for approximately $709 billion of total capital, including $189 billion of AUM and $520 billion of AUA.
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
•Our global-and-local approach. With offices in 28 cities across 16 countries on five continents, we have built a global operating platform, organically and via acquisition, with strong local teams that possess valuable regional insights and deep-rooted relationships. This allows us to combine the advantages of having a knowledgeable on-the-ground presence with the benefits of operating as a global organization.
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
•Our large and experienced team. Since our inception, we have focused on recruiting and retaining the best talent. As of April 1, 2025, 108 partners led the firm, with an average of over 20 years of investment or industry experience. As of March 31, 2025, we had approximately 1,130 total employees, including over 375 investment professionals and approximately 750 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
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
During the year ended March 31, 2025, we reviewed over 4,000 investment opportunities and conducted approximately 5,600 meetings with fund managers across multiple geographies and all four asset classes. During the last three years ended December 31, 2024, we allocated an average of $70 billion annually in capital to private markets on behalf of our clients, excluding legacy funds, feeder funds and research-only, non-advisory services.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $115 billion of our AUM as of March 31, 2025.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $59 billion of our AUM as of March 31, 2025.
•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Advisory relationships comprised $520 billion of our AUA and $15 billion of our AUM as of March 31, 2025.

•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on nearly $780 billion of client commitments through SPI Reporting as of March 31, 2025.
Our Competitive Strengths
Truly Global Scale with Local Teams
Since our founding, we have invested and continue to invest significant time and resources building a global platform that we believe is well positioned to benefit from the continued growth and globalization of the private markets. Today, we have investment and implementation professionals in 28 cities across 16 countries on five continents.
Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Each of our offices follows a local staffing model, with local professionals who possess valuable insights, language proficiency and client relationships specific to that market. As of March 31, 2025, approximately 45% of our investment professionals were based outside the United States. We believe our focus on hiring local talent, supported by a deep bench of experienced investment professionals, has been critical in helping us attract a blue-chip, global client base.
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
As a result, we are able to offer a full suite of investment solutions to our clients, not only by assisting them with building customized private markets portfolios, but also offering other value-add services such as strategic planning and research, portfolio repositioning, and portfolio monitoring and reporting. We believe our value proposition as a full-service firm also helps us strengthen and grow our client relationships. As of March 31, 2025, 34% of our advisory clients also had an AUM relationship with us, and we advised or managed assets in more than one asset class for 35% of our clients, supporting our total capital responsibility growth.
Our focus on offering full-service, customized solutions to our clients is reflected in our business composition. As of March 31, 2025, we had 348 bespoke SMAs and focused commingled funds. For the year ended March 31, 2025, approximately 57% of our management and advisory fees were generated from focused commingled funds, 33% from SMAs, 9% from advisory and data services and 1% from fund reimbursement revenues.
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

PRIVATE EQUITY			REAL ESTATE
$96B(1)	$65B	$263B	$19B(1)	$13B	$168B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	175			65+
Investment professionals			Investment professionals

INFRASTRUCTURE			PRIVATE DEBT
$37B(1)	$24B	$69B	$37B(1)	$20B	$20B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	70+			60+
Investment professionals			Investment professionals
_____________________________
Note: Amounts may not sum to total due to rounding. Data presented as of March 31, 2025. AUM/AUA reflects final data for the prior period (December 31, 2024), adjusted for net new client account activity through March 31, 2025. Does not include post-period investment valuation or cash activity. Net asset value (“NAV”) data for underlying investments is as of December 31, 2024, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2024. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our dedicated in-house business development, marketing and client relations teams, comprising approximately 200 professionals in offices across 15 countries, maintain an active and transparent dialogue with our diverse and global client base. Consistent with our staffing model on the investment side, we ensure local clients are interfacing with business development professionals who have local expertise.
Preeminent Data and Analytics with Proprietary Software
Our data-driven, research-focused approach has been core to our investment philosophy since inception, which we believe is one of our biggest competitive strengths. Our data are organized around our proprietary software systems:
•SPI Research monitors investment opportunities and is used by our investment professionals as an investment decision making tool. As of March 31, 2025, SPI Research contained information on approximately 18,000 fund managers, 49,000 funds, 122,000 companies, and 273,000 investments. SPI Research initially augmented our own due diligence, investment and portfolio construction processes. In response to growing industry demand for private markets intelligence, we subsequently developed an interface for direct client access. Through SPI Research, our clients can access detailed, regularly updated information on managers through an intuitive, web-based user interface. Our research professionals utilize this technology to collect and develop qualitative and quantitative perspectives on investment opportunities.

•SPI Reporting monitors the performance of our clients’ investments and allows users, including our clients, to generate detailed analytics. SPI Reporting is used extensively by our StepStone Portfolio Analytics & Reporting (“SPAR”) team to provide customized portfolio analytics and reporting on the performance of our clients’ investments.
We also have a number of additional proprietary tools that we use and license in service of our clients, including our SPI Pacing tool that enables clients to forecast liquidity needs, our daily valuation engine that facilitates asset management solutions offering periodic subscription or liquidity (such as the mass affluent and defined contribution plan markets), sustainability reporting dashboards that allow our clients, if they so desire, to monitor their portfolio against these non-financial metrics, and a secondary pricing engine that drives operating leverage in our evaluation of larger and more complex transactions. The combination of SPI Research, SPI Reporting, and our other tools offers an end-to-end software technology and data solution that delivers significantly more information than most private markets investors have available, providing us with a meaningful advantage in our investment, due diligence and client relations efforts. Data science within private markets has historically been difficult due to the lack of standardization and the labor-intensive process of collecting and processing information. We have a dedicated Data and Software Engineering team, which manages and continues to develop our SPI Research and SPI Reporting platforms (and our additional proprietary tools built on these platforms) and supports our efforts to be a market leader in an area that is essential to evaluating private markets.
Strong Investment Performance Track Record
We believe our track record is a key point of differentiation to our clients. As shown below, we have outperformed the MSCI ACWI Index, the benchmark index used for comparison across all of our investment strategies on an inception-to-date basis as of December 31, 2024. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Performance” below for more information and explanatory footnotes.

(in billions except percentages and multiples)
Strategy	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Gross IRR	Net IRR	Net Multiple of Invested Capital	Net IRR versus Benchmark
Primaries	$325.9	$246.8	$164.3	$182.6	$346.9	11.2%	10.8%	1.4x	0.6%
Secondaries	28.4	23.7	11.9	21.7	33.6	17.5%	14.4%	1.3x	3.2%
Co-investments	55.6	53.1	28.3	54.2	82.5	15.6%	12.6%	1.4x	1.7%
Total	$409.9	$323.6	$204.5	$258.5	$463.0	12.1%	11.2%	1.4x	0.9%
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
We believe our revenue model has the following important attributes:
Sustainable and recurring management and advisory fees
Our management and advisory fees grew from $235 million in fiscal 2020 to $767 million in fiscal 2025, representing a 27% compounded annual growth rate. We have had a high level of success in retaining our advisory clients with an approximately 95% retention rate since inception.
Highly predictable with strong visibility into near-term growth
Our SMAs and focused commingled funds typically have an eight to 18-year maturity at inception, including extensions. As of March 31, 2025, we had $24.6 billion of committed but undeployed fee-earning capital, which we expect to generate management fees when deployed or activated.
Diverse
As of March 31, 2025, we had 460 revenue-generating asset management and advisory programs and therefore are not dependent upon or concentrated in any single investment vehicle or client. For the year ended March 31, 2025, no single client contributed more than 5% of our total management and advisory fees, and our top 10 clients, which comprise over 60 separate mandates and commitments to commingled funds, contributed approximately 20% of our total management and advisory fees.
Upside from performance fees
As of March 31, 2025, we had over 225 investment programs with the potential to earn performance fees, consisting of over $95 billion in committed capital. As of March 31, 2025, our accrued carried interest allocations balance, which we view as a backlog of future carried interest allocation revenue, was $1,496 million. Approximately 75% of current accrued carried interest allocations is from StepStone Fund vintages of 2019 or prior.
Led by a Seasoned Team of Professionals Whose Interests Are Aligned with Clients and Our Stockholders
We believe our biggest asset is our people, and therefore we focus on consistently recruiting the best people, many of whom are proven leaders in their areas of expertise. As of April 1, 2025, 108 partners led the firm, with an average of over 20 years of investment or industry experience. As of March 31, 2025, nearly two-thirds of our employees have equity interests in us in the form of direct equity interests and/or restricted stock units under our 2020 Long-Term Incentive Plan (“LTIP”), and more than 200 employees are eligible to participate in our carried interest allocations in one or more of the asset classes.

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
Deploy already raised committed capital. As of March 31, 2025, we had $24.6 billion of capital not yet deployed across our various investment vehicles, which we expect to generate management fees when invested or activated.
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
Continue to Expand Our Distribution Channel for Private Wealth Clients
Many high-net-worth and mass affluent individual investors continue to have difficulty accessing private markets investment opportunities because of a lack of products currently available that satisfy regulatory and structural requirements related to liquidity, transparency and administration. StepStone Private Wealth LLC (“SPW”) is designed to expand access to the private markets for individual investors.
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
Pursue Accretive Transactions to Complement Our Platform
We may complement our strong organic growth with selective strategic and tactical acquisitions. We intend to remain highly disciplined in our development strategy to help ensure that we are allocating management time and our capital in the most productive areas to fuel growth. Our strategy will continue to focus on opportunities that expand our scale in existing markets, add complementary capabilities, enhance distribution, or provide access to new markets.
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
Primaries are generally closed-end funds and only accept new capital commitments during a finite period. Private equity, real estate and infrastructure primary investment funds typically range in duration from 10 to 18 years, including extensions, while private debt primary investment funds typically range in duration from eight to 10 years. Underlying portfolio investments generally have a three to six year range of duration for private equity, with potentially shorter periods for private debt or value-add and opportunistic real estate, and longer for infrastructure. Typically, fund managers will not launch new funds more frequently than every two to four years. Market leaders generally offer multiple primary investment funds each year, but they may not offer funds within a given geography or that pursue a certain strategy in any particular year or in consecutive years. Because of the limited timeframe of opportunity for investment in any given fund, having a well-established relationship with a fund manager is critically important for primary investors.

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
Secondaries
Secondaries refer to investments in existing private markets funds, companies, or assets through the acquisition of an existing interest by one investor from another in a negotiated transaction. In so doing, the buyer will agree to take on future funding obligations in exchange for future returns and distributions. Because secondary investments are generally made when an investment is several years into its life, these investments are viewed as more mature.
Secondaries have historically generated a high risk-adjusted internal rate of return (“IRR”) relative to other strategies in the private markets. This performance is due, in part, to: (1) the lack of a centralized market, (2) imperfect information among buyers and sellers, (3) wide bid spreads, (4) shorter holding periods, (5) fee mitigation and (6) transactions often priced at a discount to fair value. Unlike primary commitments, secondaries offer visibility into a portfolio of known assets and their historical performance, which can mitigate some of the risk normally associated with primaries. We believe these market dynamics will persist, making secondaries an attractive long-term opportunity for sophisticated investors.
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
Co-investments
Co-investments involve directly acquiring an equity interest or a debt instrument of an operating company, project or property alongside an investment by a fund manager or direct investor that leads the transaction. We participate in co-investments across each of our asset classes. Co-investments are generally structured such that the lead and co-investors collectively hold the same security on the same terms in a controlling equity interest or a debt instrument of the operating company, project or property. Capital committed to a co-investment is typically invested immediately, thereby advancing the timing of expected returns on investment and creating more predictable cash flows for the investor.

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
Our co-investment program benefits from the access to fund managers we have through our scale and the approximately 5,600 meetings and calls that we conduct with fund managers on an annual basis. In each of these meetings and calls, we follow a protocol of inquiring about co-investments and monitoring compliance with the protocol through an automated tracking system.
Portfolio Analytics and Reporting
We provide our clients with tailored reporting packages, including customized performance benchmarks as well as compliance, administration and tax capabilities. The team of professionals dedicated to SPAR is organized by sector and geography to promote deep coverage of all private markets, facilitating detailed investment review and analysis services by private markets specialists. Once an investment has been made, our SPAR team provides active, ongoing analytical review for portfolio risk management for our clients. As part of our ongoing manager and portfolio performance analyses, our portfolio analytics and reporting practice completes reviews for our clients including:
•portfolio benchmarking for relative performance;
•diversification analysis to identify concentration risks or portfolio allocation opportunities;
•fund manager performance to understand where additional capital should be directed; and
•valuation analysis to determine which fund managers are appropriately reflecting risk in their reporting.
Fund managers’ information is entered into SPI Reporting, our proprietary, web-based application and database for private market portfolio analytics and reporting. Data are reconciled daily to help ensure data integrity and that pertinent details are entered correctly. In order to be included in SPI Reporting, a fund manager must send us sufficient materials, including specific data fields required by us. Performance data monitored by SPI Reporting is available back to 1971.
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
Responsible Investment
Responsible investment (“RI”) is a core tenet of our investment philosophy. We believe that the integration of RI factors in our investment process can improve long-term, risk-adjusted returns for our clients and stakeholders. We aim to continually improve and evolve our practices. As part of our RI journey, we:
•Became a signatory to the United Nations Principles for Responsible Investment (“UNPRI”) in 2013;
•Adopted a Responsible Investment policy in 2014, which is reviewed annually;
•Became a member of the Sustainability Accounting Standards Board (“SASB”) and enhanced our governance framework by creating asset class RI workgroups in 2019;
•Became a member of the GRESB and a founding signatory to the Institutional Limited Partners Association (“ILPA”) Diversity in Action initiative in 2020;
•Implemented a standalone climate policy and incorporated Task Force on Climate Related Financial Disclosures (“TCFD”) aligned climate considerations within our investment process and our approach to corporate sustainability reporting in 2022;
•Became a founding financial services member supporting Ownership Works in 2022, a consortium of organizations dedicated to promoting employee ownership programs; and
•Implemented a standalone stewardship policy in 2022 reflecting our continued emphasis on stewardship practices in our investments. Accepted as a signatory to the UK Stewardship Code in 2023 and again in 2024.
Responsible Investment in the Investment Process
Composed of leaders from across our organization, the Responsible Investment Committee provides oversight and direction for our responsible investment process. Among other things, it reviews RI due diligence within our investment memoranda before they are submitted to the relevant Investment Committee.
Our RI due diligence process is applied in each asset class and strategy and incorporated into the broader business, financial, and operational diligence process — detailing material RI considerations that could drive value creation or risk mitigation.

Primary Investments
For primary investments, we perform a review of each fund manager and fund’s RI policy, implementation and monitoring framework. We evaluate the level of commitment, accountability and leadership engagement across the fund manager. We seek to understand how aligned their RI processes are to established external frameworks and how specific material risks and opportunities are considered, including climate and modern slavery (e.g., forced labor, child labor, and human trafficking). Further, we evaluate their RI monitoring and reporting systems. Where relevant, for impact strategies, we layer on an additional layer of due diligence focused on the quality of the fund manager’s impact practices.
Co-investments
With respect to our co-investments, we complete an RI assessment at both the manager and asset level. We use several tools to complete the latter, including information from the manager and company, along with industry-specific SASB materiality standards, and for specific sectors information from GRESB. Post investment, we monitor the co-investment’s performance focusing on material financial and RI factors. The majority of this monitoring is conducted through regular engagement with the fund manager supplemented by Limited Partner Advisory Committees of which we are a member. In cases where we hold a board or observer seat at the fund, we seek to be active in advocating for material issues as standard agenda items.
Secondaries
With respect to secondary transactions, we utilize primary RI assessments where available, along with an evaluation of the RI risk and opportunities of the key, value-driving assets. Due diligence timelines are often compressed for secondary transactions. As such, our platform creates a significant advantage due to the breadth of information we typically already have on the fund manager in a secondary transaction.
Impact
We have observed that investors globally are increasingly focused on the real-world outcomes of their investment programs, typically referred to as impact investing. We look to work with clients in crafting customized investment programs that target commercial returns while investing in certain impact or thematic investment opportunities such as climate change, nature and biodiversity, and the United Nations’ Sustainable Development Goals.
Corporate Sustainability
Corporate sustainability considerations are relevant in our operational decision making and internal policies. Our key focus areas are managing our emissions profile and monitoring our supply chain for modern slavery.
Managing Our Emissions Profile
We are focused on the firm’s emissions profile as we seek to maintain carbon neutrality within our operations as a stated firm goal. As such, the following efforts have been undertaken:
•Since 2019, engaged a consultant on an annual basis to conduct a comprehensive carbon footprint measurement and analysis of our operations. Based on this analysis, we have funded several sustainable development projects to offset our carbon emissions and achieve carbon neutral status within our operations;

•Implementing tailored carbon reduction initiatives across our global offices, including recycling protocols, transitioning to electronic tablets during meetings and encouraging a “paperless” approach where practicable. As part of our vendor due diligence process, we have added specific climate-related queries to help us understand and evaluate vendor environmental efforts, such as whether they measure their carbon footprint and have initiatives in place to minimize or offset emissions; and
•Prioritizing selection of highly rated Leadership in Energy and Environmental Design (“LEED”) or comparable standard in leasing office space.
Modern Slavery
We have processes in place to address the applicable regulatory obligations in certain jurisdictions where we operate related to modern slavery, which encompass forced labor, human trafficking, and child labor. Within our vendor due diligence process, we query and evaluate for this topic seeking to identify any substantive supply chain risks. Further, to align with applicable regulations, this topic is also considered within our investment due diligence and monitoring processes.
Our Clients
We believe the value proposition we offer across our asset management, advisory, data, portfolio monitoring and reporting services has resulted in strong relationships with our clients. Our client base includes some of the world’s largest public and private pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals globally. During the year ended March 31, 2025, more than half of our management and advisory fees came from clients based outside of the United States, reflecting the strength and breadth of our relationships within the global investor community.
We believe the stability of our client base, reflecting in part the longer tenor of our SMAs and focused commingled funds, reflects the strength of the long-term client relationships we have developed. We have also had a high level of success in retaining our advisory clients with an approximately 95% retention rate since inception. At the same time, we believe we have been successful in expanding relationships with our clients, often expanding from advisory relationships to discretionary asset management relationships. Approximately 34% of our clients engage us for both asset management and advisory services.
Private Wealth Sector Strategy
We have served defined contribution plans, family offices and private wealth clients for over 10 years, and have more recently expanded to delivering our institutional capabilities to high-net-worth and mass affluent investors. Our platform leverages our deep expertise across private equity (including venture capital), infrastructure, private debt and real estate to develop and distribute innovative products for individual investors, integrating primaries, secondaries and co-investments to create customized product solutions for the private wealth sector. Our solutions include:
•SMAs spanning multiple asset classes and strategies for defined contribution plans with long-term investment objectives;
•private wealth solutions for registered investment advisors, independent broker dealers and wirehouses in the United States and wealth managers internationally;
•registered funds available to mass affluent individual investors in the United States; and

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
Clients seeking a large-scale asset management engagement typically prefer an SMA rather than commitment to a focused commingled fund. SMAs and directly-managed assets represented approximately $115 billion of our AUM as of March 31, 2025.
Focused Commingled Funds
We organize and manage commingled funds that invest in primary, secondary and co-investment funds managed by third-party managers focused in our areas of expertise. Our focused commingled funds invest across a variety of private market strategies, which enables our clients to efficiently participate in these specialized strategies for which they otherwise may not be able to access due to the high minimum investment requirements. Focused commingled funds represented $59 billion of our AUM as of March 31, 2025.
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

Advisory and Data Services
Depending on the mandate, advisory and data services may include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice, and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Mandates for SPAR services typically include licensed access to SPI Reporting, our proprietary web-based performance monitoring and reporting solution. SPI Reporting allows our clients to customize performance measurement and benchmarking according to their unique specifications. Our advisory relationships comprised $520 billion of our AUA and $15 billion of our AUM as of March 31, 2025.
Our advisory and data services clients are generally charged annual fixed fees, which vary depending on the services we provide and the volume of capital deployed. We generally do not earn incentive fees on advisory contracts.
Our advisory and data services contracts have various durations ranging from one year to indefinite terms and renew at the option of the client at the end of the stated term. Advisory and data service contracts can typically be terminated by our clients for any reason upon short notice, generally 30 to 90 days. Advisory and data service contracts with governmental pension plans typically are subject to a renewal process involving our submission of information in response to a request for proposal (“RFP”) issued by the client.
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
SEC Regulation
The Partnership and certain of our other consolidated subsidiaries are registered as investment advisers with the SEC. Registered investment advisers are subject to the requirements of the Investment Advisers Act, and the rules promulgated thereunder, as well as to examination by the SEC’s staff. The Investment Advisers Act imposes substantive regulation on virtually every aspect of our business and our client relationships. Applicable requirements relate to, among other things, fiduciary duties to clients, engaging in transactions with clients, maintaining an effective compliance program, performance fees, solicitation arrangements, marketing materials and marketing, allocation of investments, conflicts of interest, recordkeeping, reporting and disclosure. The Investment Advisers Act also regulates the assignment of advisory contracts by the investment adviser. The SEC is authorized to institute proceedings and impose sanctions for violations of the Investment Advisers Act, ranging from fines and censures to termination of an investment adviser’s registration. Failure to comply with the requirements of the Investment Advisers Act or the rules and regulations promulgated by the SEC thereunder could have a material adverse effect on our business.
In May 2024, the SEC adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that will expand the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches. The SEC has also adopted disclosure rules related to cybersecurity applicable to public companies. In addition, the SEC and FinCEN have recently jointly adopted a new rule that will require investment advisers to adopt formal anti-money laundering and customer identification programs by the end of 2025. Bringing our firm into compliance with these new rules (and any others adopted by the SEC), could result in a significant increase in the compliance risks and regulatory burden of operating our business.

Our SMAs and the majority of our focused commingled funds are not registered under the Investment Company Act because we only form SMAs for, and offer interests in our focused commingled funds to, persons who we reasonably believe to be “qualified purchasers” as defined in the Investment Company Act. However, certain U.S. funds we manage on our private wealth platform are registered investment companies or business development companies under the Investment Company Act (the “Registered Funds”). The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of the Registered Funds, including, among other things, their capital structure, investments and transactions. While we exercise broad discretion over the day-to-day management of our Registered Funds, each of them is also subject to significant oversight by a board of trustees, a majority of whom are not “interested persons” as defined under the Investment Company Act. The responsibilities of each board include, among other things, approving our advisory contracts with our Registered Funds on an annual basis, approving certain other service providers, monitoring transactions involving affiliates, and approving certain co-investment transactions. Additionally, the boards appoint a Chief Compliance Officer who meets independently with the independent trustees of our Registered Funds on a quarterly basis or more frequently, as needed. Further, boards’ audit committees are responsible for overseeing the valuation process for each of our Registered Funds and the applicable investment adviser for each of our Registered Funds is required to provide the audit committee with a summary or description of material fair value matters that occurred in the prior quarter and on an annual basis, as well as a written assessment of the adequacy and effectiveness of its valuation process. The audit committee for each Registered Fund may escalate any significant valuation issue to the full board. The advisory contracts with each of our Registered Funds may be terminated by the stockholders or trustees of such Registered Funds on not more than 60 days’ notice.
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

Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, European Union (“EU”), the European Economic Area (“EEA”) and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Singapore, Canada and Brazil, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”), the EU Alternative Investment Fund Managers Directive II (“AIFMD II”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. AIFMD II entered into force in the EU on April 15, 2024 and member states have two years to implement the rules into national law. Our EU-based subsidiary, StepStone Group Europe Alternative Investments Limited (“SGEAIL”), engages in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide certain MiFID II services, and is preparing for compliance with AIFMD II. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
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
The European Commission has passed a package of legislative proposals reforming the EU anti-money laundering and counter-terrorist financing regime, which amongst others, clarifies rules relating to internal policies and procedures, introduces more granular client due diligence requirements, clarifies reliance on outsourcing and harmonizes suspicious activity reporting. The legislation was published in the Official Journal of the European Union on June 19, 2024 and came into force on June 26, 2024. EU member states have 36 months to transpose the legislation into national law.
Regulation (EU) 2022/2554 on digital operational resilience for the financial sector (“DORA”) establishes a harmonized and comprehensive digital operational resilience framework across the whole EU financial sector by requiring a wide range of financial entities, including asset managers and investment firms, to manage their information and communication technology (“ICT”) risks in a robust and effective way through internal governance, control and risk frameworks. DORA also requires financial institutions to report major ICT-related incidents to regulatory authorities and undertake digital operational resilience testing. DORA came into force from January 17, 2025.
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
As of March 31, 2025, we had approximately 1,130 employees globally, including over 375 investment professionals and approximately 750 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
Talent Acquisition, Development and Retention
StepStone believes that the strength of its team and a positive culture bring tremendous value and are fundamental to our success. Bringing together the highest caliber of available talent with a wide range of backgrounds, experiences, and perspectives allows StepStone to better serve its clients and investors. Our people are our most important asset, and we invest in their success through various professional development programs.
StepStone’s commitment to upholding equal employment is embodied in the three key principles:
•A level playing field – Providing all employees an equal chance to develop and advance professionally within the firm;
•A culture of belonging – Fostering an environment where every colleague is invited to contribute freely; and
•Continuous improvement – Fostering an environment where data, analysis, and debate drive decision making and raise the level of talent within the firm.
These principles are integrated into: (a) our practices and policies on recruitment, interviewing, assessment and hiring; (b) firm-wide policies and benefits; (c) retention, development, and promotion of talent; as well as (d) our community and partnership outreach and engagement.
StepStone prides itself on growing talent from within, designing well-structured training programs and creating development opportunities for all which are crucial in supporting the firm’s growth. We believe that a strong, performance-oriented culture is the foundation for a stable organization that will attract and retain industry-leading talent. We offer our team members the benefit of a collegial, intellectually challenging environment where they are empowered to exercise their creativity.

As an example, our sponsorship program seeks to identify high-potential employees in mid-level roles, and partners them with one of the firm’s partners, who serves as a sponsor, as well as an executive coach, and is intended to support participants in advancing their professional development and leadership skills. Our mentor program provides interested employees with structured access to one of their more senior colleagues who provide guidance and career advice. New employees also have the opportunity to connect with an onboarding mentor to support their integration into the firm. StepStone also recognizes that different developmental outcomes are needed as employees progress throughout their careers, specifically in the transition period from individual contributors to people managers. To help ease this transition, we provide a series of manager workshops, for new and mid-level managers.
Total Rewards
We strive to provide a competitive total rewards package.
Our compensation approach is performance-based and determined by considering a combination of firm and individual performance. Cash compensation, in the forms of base salary, bonus and revenue share, is just one of several core elements of total rewards that we offer our team members. We also offer competitive health and wellness benefits, volunteer time off, and company contributions to employees’ retirement plans. We provide benefits such as paid parental leave, parental leave coaching for managers and employees, paying for travel for newborns and caretakers when the employee has business required travel, paid shipping of breast milk, and wellness rooms for new parents at our offices. As a public company, we are able to diversify our employee ownership by providing equity grants to certain employees. Our LTIP provides us the ability to offer a variety of equity-based awards and our employee stock purchase plan allows us to offer equity for purchase at an attractive discount to the market price through payroll deductions, in each case, to further incentivize our employees. In addition, we award annually a portion of carried interest allocations earned by us to certain employees.
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

Item 1A. Risk Factors.
Investing in our securities involves uncertainty and risk due to a variety of factors. You should carefully consider the risks described below with all of the other information included in this annual report on Form 10-K. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect on our business, growth, reputation, prospects, financial condition, results of operations, cash flows, liquidity and stock price. Further, the risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business. If any of the following risks were to occur, our business, financial condition, and results of operations could be materially adversely affected. In that case, the trading price of our Class A common stock could decline, and you could lose all or part of your investment. For a summary of these risks, please read “Risk Factors Summary,” which immediately precedes Part I, Item 1 of this annual report on Form 10-K.
Risks Related to Our Business
The success of our business depends on the identification and availability of suitable investment opportunities for our clients.
Our success largely depends on the identification and availability of suitable investment opportunities for our clients, and in particular the success of investments made by the StepStone Funds and advisory accounts. The availability of investment opportunities will be subject to market conditions and other factors outside of our control and the control of the fund managers with which we invest. Markets in the last few years experienced meaningful headwinds, including increasing borrowing costs. The historical investment returns of the StepStone Funds and advisory accounts have benefited from investment opportunities and general market conditions, including favorable borrowing conditions in the debt markets during such historical periods, and we cannot assure you that the StepStone Funds, advisory accounts or the underlying funds in which we invest will be able to avail themselves of comparable opportunities and conditions, particularly in light of recent higher interest rates, changes in governmental policies, and other market conditions. Further, we cannot assure you that the private markets funds we select will be able to identify sufficient attractive investment opportunities to meet their investment objectives.
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
The governing agreements of many of the StepStone Funds provide that, subject to certain conditions, third-party clients in those funds have the right to remove us as the general partner of the relevant fund or terminate the fund, including in certain cases without cause by a simple majority vote. Any such removal or dissolution could result in a cessation in management fees we would earn from such funds or a significant reduction in the expected amounts of performance fees from those funds. We currently manage a portion of client assets through SMAs whereby we earn management fees and performance fees, and we intend to continue to seek additional SMA mandates. Clients with SMAs generally may terminate their investment management agreement with us without cause on 30 to 90 days’ notice, and in some cases, shorter notice. From time to time, we lose clients as a result of the sale or merger of a client, a change in a client’s senior management, competition from other financial institutions and other factors. Moreover, a number of our contracts with state government-sponsored clients are secured through such government’s RFP process and are subject to periodic renewal. If multiple clients were to exercise their termination rights or fail to renew their existing contracts and we were unable to secure new clients, our SMA and advisory account fees would decline materially. In the case of any such terminations, the management fees and performance fees we earn in connection with managing such account would immediately cease, which could result in a significant adverse effect on our revenues. If we experience a change of control (as defined under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) or as otherwise set forth in the partnership agreements of our funds), continuation of the investment management agreements of our funds would be subject to client consent. We cannot assure you that required consents will be obtained if a change of control occurs.
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
While interest rates have historically been low in recent years, various economic factors have recently resulted in a significant increase in interest rates and the rate of inflation, and may also reduce credit availability, all of which may adversely affect the ability of the StepStone Funds to achieve attractive rates of return and adversely affect the value of our carried interest. For instance, in fiscal 2023, we recorded a $122 million loss on unrealized carried interest allocations (net of the reversal of realized carried interest allocations) with respect to our historic operations, as well as a $452 million loss on Legacy Greenspring carried interest allocations. In fiscal 2024, we recorded a $75 million loss on Legacy Greenspring carried interest allocations.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or we have received net profits over the life of the fund in excess of our allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Our carried interest is generally determined at the end of the period on a hypothetical liquidation basis. As of March 31, 2025, if the funds were liquidated at their fair values, no material amounts would have been subject to contingent repayment by us. We cannot assure you that we will not incur a contingent repayment obligation in the future. Although a contingent repayment obligation is split among the various obligors, with each responsible for only its respective share, the governing agreements of the StepStone Funds generally provide that, to the extent another party who received a distribution does not fund its respective share, we are required to fund any additional amount beyond the amount of carried interest actually allocated to us, up to the entire amount of the relevant contingent repayment obligation. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes.
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
The frequency and sophistication of the cybersecurity threats and incidents we face continue to increase. As a result, we face a heightened risk of a cybersecurity incident or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including our proprietary data and technology platforms and other data processing systems, which can be vulnerable to security breaches or other cyber incidents. Our funds’ portfolio companies rely on similar systems and face similar risks, and such funds may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cybersecurity incidents may be an intentional attack, such as a hacker attack, ransomware, virus or worm, or an unintentional event and could involve bad actors gaining unauthorized access to our information systems for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals can attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cybersecurity incidents. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cybersecurity incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. We devote significant levels of funding and resources to comply with evolving cybersecurity regulations, including the SEC rules applicable to public companies as well as those proposed by the SEC with respect to investment advisers, and to monitor and enhance our information security procedures and controls. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience.
We also face cybersecurity risks associated with sensitive information provided to third parties. We rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of the StepStone Funds. Additionally, each of the jurisdictions in which we operate may require us to provide sensitive information to government agencies, including biographical, financial and tax information relating to our personnel or investments. The information systems of government agencies have previously been compromised and we believe they continue to be targets for cyber-criminals. Third-party service providers and their vendors are also susceptible to cyber and security threats and incidents. Any interruption or deterioration in the performance of these government agencies or third-party service providers, intentional or unintentional information security incidents caused by their personnel, failures of their information systems and technology or cyber and security breaches could put our sensitive information at risk or result in the shutdown of a service provider, and indemnification by, or insurance coverage of, such service providers may not be sufficient to cover any damage or loss, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations. We may also need to expend additional resources to adapt our cybersecurity program to the evolving security landscape and to investigate and remediate vulnerabilities or other identified risks.

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
Risks related to artificial intelligence, including our use of third-party products incorporating artificial intelligence, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. In addition, the SEC has proposed new rules on the use of artificial intelligence by investment advisers that, if enacted, could add to the compliance risks and burdens of using this technology.
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
Our non-U.S. operations carry special financial and business risks, which include: fluctuations in foreign currency exchange rates that could adversely affect our results; unexpected changes in trading policies, regulatory and licensing requirements, trade policies and other barriers; local labor conditions, protections and regulations; adverse consequences or restrictions on the repatriation of earnings; potentially adverse tax consequences, such as trapped foreign losses or excise taxes (or other similar taxes); less stable political and economic environments; terrorism, political hostilities, war, outbreak of disease and other civil disturbances or other catastrophic events that reduce business activity; cultural and language barriers and the need to adopt different business practices in different geographic areas; and difficulty collecting fees and, if necessary, enforcing judgments.

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
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We will need to continue to invest in our human resources and our infrastructure as a result of the increasingly complex investment management industry, increasing sophistication of clients and our expansion into new jurisdictions. In addition, our newer private wealth platform has and will require ongoing development of new infrastructure. Legal and regulatory developments, including increasing levels of regulation outside of the United States, also contribute to the increasing level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis also poses challenges. In addition, our efforts to retain or attract qualified investment or operational professionals may result in significant additional expenses.
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

Under our option agreement with respect to SPW, we may purchase certain profits interests of SPW and the purchase price for such purchases may be substantial.
In November 2022, we entered into arrangements under which certain members of the SPW management team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. If the put is exercised, or if we exercise our call, the consideration under the option agreement may be substantial. We may need to seek equity or debt financing to fund the applicable exercise price.
As of March 31, 2025, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability in the event of a call or put was $165.3 million and $661.1 million, respectively. The assumptions used in the fair value analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.
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
We are party to a Credit Agreement with JPMorgan Chase Bank, N.A. and certain other lenders party thereto. In fiscal 2025, we issued $175 million in Series A senior notes which mature in October 2029. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Revolving Credit Facility” and note 9 to our consolidated financial statements included elsewhere in this annual report for more information. Borrowings under the Credit Agreement and the Senior Notes, or any future debt we undertake, will expose us to the typical risks associated with the use of leverage. Significant future borrowings could make it more difficult for us to withstand adverse economic conditions or business plan variances, to take advantage of new business opportunities, or to make necessary capital expenditures. Any portion of our cash flow required for debt service will not be available for our operations, distributions, dividends or other purposes. Any substantial decrease in net operating cash flows or any substantial increase in expenses could make it difficult for us to meet our debt service requirements or force us to modify our operations. Restrictive covenants in agreements and instruments governing our current and future debt may adversely affect our ability to operate our business or limit our ability to engage in certain transactions or activities, including paying dividends or making other distributions on our Class A common stock. We cannot assure you that we will be able to maintain leverage levels in compliance with such covenants. Any failure to comply with these financial and other covenants, if not waived, could cause a default or event of default under such indebtedness.
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
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued rising interest rates, ongoing high inflation, reduced availability of credit, regional and international bank failures, changes in laws and regulation, trade policies, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine and Middle East conflicts), and potential recession. For example, while inflation in the U.S. has stabilized, it remains higher than pandemic levels and could increase. In addition, heightened competition for workers, supply chain issues and rising energy and commodity prices have contributed to increasing wages and other inputs, which may put pressure on the profit margins of portfolio companies within our private market funds. Additionally, volatility and disruption in the equity and credit markets can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.
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
The Partnership, along with certain of our consolidated subsidiaries, is registered as an investment adviser with the SEC and is subject to the requirements and regulations of the Investment Advisers Act. Such requirements include, among other things, maintaining an effective compliance program, restrictions on performance fees, solicitation arrangements and marketing materials, allocation of investments, recordkeeping, reporting requirements, disclosure requirements, limitations on agency cross and principal transactions between an adviser and their advisory clients, as well as fiduciary duties and general anti-fraud prohibitions. A failure to comply with the obligations imposed by the Investment Advisers Act could result in investigations, sanctions and reputational damage, and could materially and adversely affect our business, financial condition, results of operations and business reputation.
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
In May 2024, the SEC adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that will expand the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches. The SEC has also adopted disclosure rules related to cybersecurity applicable to public companies. In addition, the SEC and FinCEN have recently jointly adopted a new rule that will require investment advisers to adopt formal anti-money laundering and customer identification programs by the end of 2025. Bringing our firm into compliance with these new rules (and any others adopted by the SEC), could result in a significant increase in the compliance risks and regulatory burden of operating our business.
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
Our private wealth investment platform is subject to additional regulatory requirements that could adversely impact its profitability. Certain U.S. funds we offer to private wealth investors are registered investment companies or business development companies under the Investment Company Act (the “Registered Funds”) and we expect that additional funds we offer will also be Registered Funds under the Investment Company Act or applicable laws in other jurisdictions. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of our Registered Funds. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements. In addition, we depend on third parties to assist us in complying with regulatory obligations with respect to our Registered Funds.
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
Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment, under the newly appointed U.S. presidential administration. While there is currently a regulatory freeze on rulemaking pending review by newly appointed agency heads, the current administration has signaled its intent to revisit and potentially roll back certain regulatory initiatives enacted under the previous administration while simultaneously increasing scrutiny on areas such as foreign investment, national security, and the use of emerging technologies. The current administration and the current leadership of the SEC have indicated that they intend to modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. However, the administration has also proposed new rules aimed at increasing transparency and accountability, such as expanded disclosure requirements for private fund advisers and enhanced oversight of investment practices involving artificial intelligence and digital assets. The SEC and other regulatory bodies are expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage. Additionally, there is a growing focus on digital asset regulation, with new rules expected to impact the use of cryptocurrencies and blockchain technologies in private fund operations. Any of the foregoing could lead to further regulatory uncertainty, result in changes to our operations and could materially impact our funds and/or their investments (including the funds in which the StepStone Funds and our clients invests) and/or us, including by causing us to incur additional expenses.
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

Recently, the United States has imposed tariffs on various products imported into the United States. These tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the United States by other countries. Trade policy has been a central focus, with renewed scrutiny on trade relationships with China and efforts to renegotiate or withdraw from key agreements such as the United States-Mexico-Canada Agreement (USMCA). This shift has included the potential for additional tariffs, including on Mexican, Canadian and Chinese goods, targeted sanctions, and restrictions on investments linked to industries deemed critical to U.S. national security. Certain foreign governments, such as China, Canada and Mexico, have instituted or are considering imposing trade sanctions on certain U.S. goods and denying U.S. companies access to critical raw materials. Governmental actions related to the imposition of tariffs, sanctions or other trade barriers or changes to international trade agreements or policies, such as USMCA, could increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of companies whose businesses rely on goods imported from outside of the United States. Additionally, there may be potential future U.S. measures targeting supply chain dependencies on China, including additional restrictions on technology exports and proposed incentives to relocate manufacturing to the United States or allied nations. If we do not adequately monitor and adapt sufficiently to changes in policy and the regulations to which we are or may become subject, we could be subject to enforcement actions, which may materially and adversely affect our businesses, financial condition and results of operations.
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

Similar laws in non-U.S. jurisdictions, such as EU sanctions or the United Kingdom (“UK”) Bribery Act, as well as other applicable anti-bribery, anti-corruption, anti-money laundering, or sanction or other export control laws in the United States and abroad, may also impose stricter or more onerous requirements than the FCPA, OFAC, the U.S. Department of Commerce and the U.S. Department of State, and implementing them may disrupt our business or cause us to incur significantly more costs to comply with those laws. In addition, the U.S. and other countries have begun imposing sanctions on Russia in connection with the ongoing Russia-Ukraine conflict, which may impact us, StepStone Funds and our portfolio companies to a degree which remains uncertain. Different laws contain conflicting provisions and continue to evolve, making compliance with all laws more difficult. Because different interpretations for current sanctions law may exist, we could become involved in disputes with respect to actions taken in compliance with our understanding of such laws. If we fail to comply with these laws and regulations, we could face claims for damages, civil or criminal financial penalties, reputational harm, incarceration of our employees, restrictions on our operations and other liabilities, which could negatively affect our business, results of operations and financial condition. In addition, we may be subject to successor liability for FCPA violations or other acts of bribery, or violations of applicable sanctions or other export control laws committed by companies in which we or our funds invest or which we or our funds acquire. While we have developed and implemented policies and procedures designed to promote strict compliance by us and our personnel with the FCPA and other anti-corruption, sanctions and export control laws in jurisdictions in which we operate, such policies and procedures may not be effective in all instances to prevent violations. Any determination that we have violated the FCPA or other applicable anti-corruption, sanctions or export control laws could subject us to, among other things, civil and criminal penalties, material fines, profit disgorgement, injunctions on future conduct, securities litigation and a general loss of client confidence, any one of which could adversely affect our business prospects, financial condition and results of operations.
In addition, we are subject to the UK Economic Crime and Corporate Transparency Act 2023 (“ECCTA”), which makes fundamental changes to the UK’s approach to tackling financial crime. Most significantly, ECCTA introduces new law governing the attribution of criminal liability to corporate entities, which came into force on December 26, 2023, and a new corporate offense of failure to prevent fraud, which will come into force on September 1, 2025. Guidance relating to the offense of failure to prevent fraud was published on November 6, 2024. Our compliance policies and procedures will need to be reviewed and updated in order to ensure we have appropriate systems and controls in place to cover these changes to the law. If appropriate systems and controls are not properly implemented, or if we fail to comply with any of the regulations that we are subject to, we could be subject to enforcement actions, which may materially and adversely affect our business prospects, financial condition and results of operations.

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

We are subject to divergent views of investors and differing approaches by governmental authorities in respect of the incorporation of sustainability-related factors in our investment and portfolio management process as well as human capital management, which may affect certain investors’ decision to commit or recommit capital to, or constrain investment opportunities for, our funds or subject us to increased regulatory scrutiny and compliance costs.
In recent years, certain investors have placed increasing importance on sustainability implications of investments made by private equity and other funds to which they commit capital. Certain investors have also demonstrated increased activism with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients have conditioned future capital commitments on the taking or refraining from taking of such actions. Such clients’ focus and activism related to sustainability and similar matters may constrain investment opportunities we evaluate for them. In addition, institutional clients may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the sustainability-related cost of investments made by us. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability-related factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize returns for investors. Anti-“ESG” sentiment has gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If fund investors subject to such legislation viewed our funds or sustainability practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, even though such view or perception may not be accurate, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues. In addition, a failure to successfully manage sustainability-related expectations may adversely affect our reputation or erode stakeholder trust.

There has also been increasing focus by governmental authorities, investors, customers, activists, the media, governmental and non-governmental organizations, and other stakeholders on a variety of human capital management matters. In January 2025, the current U.S. Presidential administration signed a number of executive orders focused on Diversity, Equity and Inclusion (“DEI”) programs, which include a broad mandate to eliminate federal DEI programs and a caution to the private sector to end what may be viewed as illegal discrimination and preferences. Some U.S. states have followed suit, similarly cautioning against practices which may be viewed as illegal discrimination and preferences. The Executive Orders also indicate upcoming compliance investigations of private entities, including publicly traded corporations, foundations with assets of $500 million or more and institutions of higher education with endowments exceeding $1 billion, and changes to federal contracting regulations. In May 2025, the U.S. Department of Justice (the “DOJ”) issued a memorandum announcing the Civil Rights Initiative, which aims to use the False Claims Act (the “FCA”) to investigate and “pursue claims against any recipient of federal funds that knowingly violates federal civil rights laws” via “racist preferences, mandates, ... and activities,” including DEI programs. The initiative covers all federal-funding recipients or contractors that certify compliance with civil rights laws, and will involve collaboration among federal and state law enforcement agencies. The memorandum directs divisions within the DOJ to establish partnerships with state attorneys general and local law enforcement to share information and coordinate enforcement activities and further highlights that Congress authorized private parties to litigate FCA claims and to share in any monetary recovery. A number of our contracts with state pensions require us to comply with all applicable state and federal laws and regulations. As a result of such developments, we may be increasingly subject to competing demands or expectations from different governmental authorities, regulators, clients, investors, and other stakeholders or third parties with divergent views and, if we fail to meet, or are perceived to fail to meet such competing demands or expectations, clients may reduce their investment with us and we may be subject to investigation, significant fines and penalties, and risk of litigation.
Sustainability and corporate responsibility matters have also been the subject of increased focus by regulators, including in the EU, the UK and the U.S. For example, the European Commission has adopted regulations as part of a package of legislative measures arising from its Action Plan on Sustainable Finance, which include, without limitation: (a) The Disclosure Regulation EU 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to sustainability, which took effect beginning on March 10, 2021 and (b) The Taxonomy Regulation EU 2020/852 regarding the introduction of EU-wide taxonomy of environmentally sustainable activities, which entered into force on July 12, 2020. These and other proposals have resulted in the Non-Financial Disclosure Regulation, EU Taxonomy Regulation and the EU Sustainable Finance Disclosure Regulation. These legislative developments require additional disclosures to clients with respect to sustainability and corporate responsibility factors, which may increase our compliance obligations and expenses, and could lead clients to not commit or recommit capital in our funds. Our EU-based business, as well as any global product sales into the EU, is subject to these requirements. In November 2023, the UK Financial Conduct Authority (“FCA”) published final rules on its Sustainable Disclosure Requirements (“SDR”), introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product levels, which aim to address potential greenwashing risks through the introduction of sustainable investment labels, disclosure requirements and restrictions on the use of sustainability-related terms in product naming and marketing, as well as through the introduction of disclosures consistent with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”). The FCA has stated that it intends to further expand the SDR and labelling rules in the future. Further, the UK is expected to create UK Sustainability Disclosure Standards (“UK SDS”) based on the sustainable disclosure standards developed by the International Sustainability Standards Board (“ISSB”). In the likely event that divergent sustainable investing disclosure obligations arise between the U.S., UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards. In the U.S., California passed legislation relating to greenhouse gas emissions, climate-related financial risk, and climate-related emissions claims and other states have proposed similar legislation, although the current U.S. presidential administration has identified deregulation of greenhouse gas emissions as a priority, including at the state level.

Additionally, a lack of harmonization globally in relation to sustainability and corporate responsibility-related legal and regulatory reform leads to a risk of fragmentation in group level priorities across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing standards and requirements. In addition, our brand and reputation are associated with our public commitments to various corporate ESG initiatives, including our goals for sustainability. Any failure or perceived failure to achieve our disclosed commitments could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts. Moreover, positions we take or do not take on social issues may be unpopular with some of our employees or with our clients or potential clients, which may in the future impact our ability to attract or retain employees or clients. While we strive to implement sustainability practices, there can be no assurance that we will be able to identify all sustainability and corporate responsibility issues or will be able to successfully implement our sustainability and corporate responsibility policies. In addition, the use of sustainability and corporate responsibility metrics in the investment process could be subjective and they are not subject to uniform standards, and, as such, there is no guarantee that we will be able to accurately assess and measure the sustainability and corporate responsibility risks and compliance of its investments and potential investments. Sustainability-based exclusionary criteria could result in a StepStone Fund foregoing opportunities to make certain investments when it might otherwise be advantageous to do so, and/or selling certain investments due to their sustainability and corporate responsibility characteristics when it might be disadvantageous to do so. Devoting additional resources to sustainability and corporate responsibility matters could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting sustainability and corporate responsibility information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Given increased U.S. and European legal and regulatory focus on sustainability and corporate responsibility matters, failure to comply with applicable legal and regulatory changes may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
Risks Related to Our Organizational Structure
We are currently a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, as a result, qualify for, and rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements for as long as we qualify for such exemptions.
Holders of our Class B common stock continue to control a majority of the voting power of our outstanding common stock. So long as no Sunset (as defined below) has occurred and the Class B stockholders who are party to the Stockholders’ Agreement hold at least approximately 16.7% of all of the outstanding shares of the Company’s common stock, the Class B stockholders are expected to hold a majority of the Company’s outstanding voting power and thereby will control the outcome of matters submitted to a stockholder vote. As a result of the voting power held by those Class B stockholders who are party to the Stockholders’ Agreement, we currently qualify as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market. Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirement that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. At this time, the Company anticipates that the Sunset will occur on September 18, 2025.
We rely on and intend to continue to rely on some or all of these exemptions. As a result, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors and our directors will not be nominated or selected entirely by independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq Global Select Market, until we are no longer a controlled company and phase-in periods for compliance with non-controlled company governance provisions under Nasdaq rules have expired.
SSG depends on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements.
SSG is a holding company and its only business is to act as the managing member of the General Partner, and its only material assets are Class A units and 100% of the interests in the General Partner. SSG does not have any independent means of generating revenue. We anticipate that the Partnership will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to the partners of the Partnership. Accordingly, SSG will be required to pay income taxes on its allocable share of any net taxable income of the Partnership. We intend to cause the Partnership to make distributions to each of its partners, including SSG, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow SSG to make payments under the Tax Receivable Agreements. In addition, the Partnership will reimburse SSG for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, SSG will receive the full amount of its tax distribution before the other partners receive any distribution and the balance, if any, of funds available for distribution will be distributed to the other partners pro rata in accordance with their assumed tax liabilities. To the extent that SSG needs funds, and the Partnership is restricted from making such distributions under applicable laws or regulations, or is otherwise unable to provide such funds, it could materially and adversely affect SSG’s ability to pay dividends and taxes and other expenses, including payments under the Tax Receivable Agreements, and affect our liquidity and financial condition.
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

We may be required to fund withholding tax upon certain exchanges of Class B or Class D units into shares of Class A common stock by non-U.S. holders.
In the event of a transfer by a non-U.S. transferor of an interest in a partnership that is engaged in a U.S. trade or business, the transferee generally must withhold tax in an amount equal to 10% of the amount realized (as determined for U.S. federal income tax purposes) by the transferor on such transfer absent an exception. Holders of Class B or Class D units include non-U.S. holders. The partners holding Class B or Class D units in the Partnership generally will be entitled to exchange such Class B or Class D units for shares of Class A common stock on a one-for-one basis or, at our election, for cash. To the extent withholding is required and we elect to deliver shares of Class A common stock (rather than cash), we may not have sufficient cash to satisfy such withholding obligation, and we may be required to incur additional indebtedness or sell shares of our Class A common stock in the open market to raise additional cash in order to satisfy our withholding tax obligations.
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
Section 162(m) of the Code disallows the deduction by any publicly held corporation of applicable employee compensation paid with respect to any covered employee to the extent that such compensation for the taxable year exceeds $1,000,000. A “covered employee” means any employee of the taxpayer if the employee (a) is the principal executive officer (“PEO”) or principal financial officer (“PFO”) of the taxpayer at any time during the taxable year, or was an individual acting in such a capacity, (b) was among the three highest compensated officers for the taxable year (other than the PEO and PFO) required to be disclosed in the proxy statement, (c) was among the five next highest compensated employees for the taxable year beginning with taxable years beginning after December 31, 2026, or (d) was a covered employee of the taxpayer (or any predecessor) for any preceding taxable year beginning after December 31, 2016 (other than as a result of clause (c) above). Pursuant to the regulations with respect to Section 162(m) of the Code issued by the IRS, SSG will not be permitted to deduct its distributive share of compensation expense allocated to it, to the extent that such distributive share plus the amount of any compensation paid directly by SSG exceeds $1,000,000 with respect to a covered employee, even if the Partnership, rather than SSG, pays the compensation to SSG’s covered employees. Accordingly, to the extent that SSG is disallowed a deduction for its distributive share of compensation expense under Section 162(m) of the Code, it may result in additional U.S. federal income tax liability for SSG and/or reduce cash available for distribution to SSG’s stockholders or for the payment of other expenses and obligations of SSG.

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
Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, the Partnership undergoes a change of control. After a “Sunset” becomes effective (which the Company currently anticipates will occur on September 18, 2025), the Class B common stock will have one vote per share instead of five votes per share, and the Stockholders Agreement will expire, meaning that the Class B stockholders will no longer have the right to control the appointment of directors or to direct the vote on all matters that are submitted to our stockholders for a vote. If a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, there could be deemed a change of control of the Partnership, and thus an assignment. If such an assignment occurs, we cannot be certain that the Partnership will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.
Because members of our senior leadership team hold their economic interest through other entities, conflicts of interest may arise between them and the holders of our Class A common stock or with us.
The Sunset Holders, who are members of our senior leadership team, beneficially owned approximately 27.1% of the outstanding Partnership units as of March 31, 2025. Because they hold their economic interest in the Partnership directly, the members of our senior leadership team may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior leadership team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when to terminate either Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.

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
Holders of our Class A common stock and Class B common stock vote together as a single class on almost all matters submitted to a vote of our stockholders. Shares of our Class A common stock and Class B common stock entitle the respective holders to identical non-economic rights, except that each share of our Class A common stock entitles its holder to one vote on all matters to be voted on by stockholders generally, while each share of our Class B common stock entitles its holder to five votes on all matters to be voted on by stockholders generally until a Sunset becomes effective. After a Sunset becomes effective (which the Company currently anticipates will occur on September 18, 2025), each share of our Class B common stock will entitle its holder to one vote. Certain of the holders of our Class B common stock have agreed to vote all of their shares in accordance with the instructions of the Class B Committee, and therefore will exercise control over all matters requiring the approval of our stockholders, including the election of our directors and the approval of significant corporate transactions. The difference in voting rights could adversely affect the value of our Class A common stock to the extent that investors view, or any potential future purchaser of our company views, the superior voting rights and implicit control of the Class B common stock to have value.
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
We have paid quarterly cash dividends consistently since the fourth quarter of fiscal 2021and have occasionally declared supplemental dividends. However, we are not required to declare dividends. Any determination to pay future dividends on our Class A common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, business strategy, legal requirements, covenant compliance, restrictions in our existing and any future debt agreements and other factors that our board of directors deems relevant. Therefore, while we may in the future continue to pay dividends to our stockholders, our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. In addition, as a holding company, we will be dependent upon the ability of the Partnership to generate earnings and cash flows and distribute them to us so that we may pay our obligations and expenses (including our taxes and payments under the Tax Receivable Agreements) and pay dividends to our stockholders. Through our ownership of a 100% membership interest in the General Partner, we expect to cause the Partnership to make distributions to its partners, including us. However, the ability of the Partnership to make such distributions will be subject to its results of operations, cash requirements and financial condition. Our ability to declare and pay dividends to our stockholders is also subject to Delaware law (which may limit the amount of funds available for dividends). If, as a consequence of these various limitations and restrictions, we are unable to generate sufficient distributions from our business, we may not be able to make, or may be required to reduce or eliminate, the payment of dividends on our Class A common stock.
General Risk Factors
The market price of our Class A common stock has been, and may continue to be volatile, which could cause the value of stockholders’ investments to decline.
The price of our Class A common stock has been volatile, and we have a relatively limited trading history. During fiscal 2025, the closing price of our Class A common stock ranged from a low of $34.55, and to a high closing price of $69.32. The closing price of our Class A common stock ranged from a low of $42.46, and to a high of $59.56 through May 21, 2025. The price of our Class A common stock may continue to be volatile in the future. The factors described in this “Risk Factors” section may have a significant impact on the market price of our Class A common stock.
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
Governance
Board of Directors
The board of directors oversees our processes for assessing and managing risk. Our audit committee is responsible for reviewing and discussing our practices with respect to risk assessment and risk management, including risks related to information technology and cybersecurity. The board of directors and audit committee periodically review the measures implemented by us to identify and mitigate risks from cybersecurity threats. As part of such reviews, the board of directors and audit committee receive reports and presentations from those responsible for overseeing our cybersecurity risk management, including the Partner, Chief Information Security Officer & Head of Information Technology (“CISO”) and our Legal team, which may address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to our peers, industry participants, service providers and other third parties. The CISO also periodically presents to the board of directors and audit committee, including to describe our information security infrastructure and improvements made, and to report on any significant developments. From time to time, external legal advisers provide education to the board of directors and/or audit committee in respect of information security related developments and to provide training in respect of directors’ responsibilities. We have a framework under which certain cybersecurity incidents are escalated and, where appropriate, reported to the board of directors or audit committee in a timely manner.
Management
We have a cybersecurity working group composed of members of the Information Technology (including Information Security), Legal and Compliance departments, including the CISO, Chief Technology Officer, Chief Legal Officer, Chief Compliance Officer, and a number of their respective team members. The working group meets regularly to identify and mitigate data protection and cybersecurity risks, implement information security governance mechanisms, discuss developments in information security, and discuss and respond to any significant cyber incidents. The working group is expected to escalate matters of significance to our Incident Response Team, ERMC (defined below) and/or the disclosure committee, as appropriate.
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
At the management level, the CISO, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices and reports directly to the President and Co-Chief Operating Officer. The CISO receives reports on cybersecurity threats from his team and external service providers on an ongoing basis and, in conjunction with management, reviews risk management measures implemented by us to identify and mitigate data protection and cybersecurity risks. The CISO works closely with our Legal and Compliance departments to oversee compliance with legal, regulatory and contractual security requirements and to develop reports and presentations to the board of directors and its audit committee. The CISO is responsible for providing training to employees in respect of information security.

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
Material Cybersecurity Risks, Threats & Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. To date, based on information available as of the date of this annual report, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an effect and there can be no assurance that we will not be subject to future cybersecurity attacks, threats or incidents that may materially affect our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.”, which should be read in conjunction with the foregoing information.
Item 2. Properties.
We lease our corporate headquarters office space located at 277 Park Avenue, 45th Floor, New York, NY 10172. We also lease space for our offices located in Baltimore, Beijing, Charlotte, Chicago, Cleveland, Dallas, Dublin, Frankfurt, Jeonju, La Jolla, London, Luxembourg, Mexico City, Milan, Orlando, Palo Alto, Perth, Rome, San Francisco, Santiago, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We do not own any real property. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings.
In the normal course of business, we may be subject to various legal, judicial and administrative proceedings. See note 15 to our consolidated financial statements included in Part II, Item 8 of this annual report on Form 10-K.

Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol “STEP.” There is no established public trading market for our Class B common stock.
Holders of Record
As of May 21, 2025, there were three stockholders of record of our Class A common stock and there were 55 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
The declaration and payment of any dividends is subject to the approval of the board of directors of the Company, which may change our approach to dividends at any time. Holders of our Class B common stock are not entitled to dividends distributed by the Company, but will share in the distributions made by the Partnership on a pro rata basis as further discussed below. On May 22, 2025, we announced a quarterly cash dividend of $0.24 per share of Class A common stock and a supplemental cash dividend of $0.40 per share of Class A common stock, both payable on June 30, 2025 to holders of record at the close of business on June 13, 2025. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2025, respectively. The declaration of this supplemental dividend does not guarantee that the Company will declare supplemental dividends in the future and the board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 14, 2025	0.24
Total dividends paid in FY2025		$1.08
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2023 and 2024, respectively.
Subject to funds being legally available, we intend to cause the Partnership to make distributions to each of its partners, including SSG, in an amount intended to enable each partner to pay all applicable taxes on taxable income allocable to such partner and to allow SSG to make payments under the Tax Receivable Agreements, and non-pro rata payments to SSG to reimburse it for corporate and other overhead expenses. If the amount of tax distributions to be made exceeds the amount of funds available for distribution, SSG will receive the full amount of its tax distribution before the other partners receive any distribution and the balance, if any, of funds available for distribution will be distributed to the other partners pro rata in accordance with their assumed tax liabilities. The declaration and payment of any other dividends by SSG will generally be at the sole discretion of its board of directors, which may change our approach to dividends at any time. Holders of our Class B common stock are not entitled to dividends distributed by SSG, but will share in the distributions made by the Partnership on a pro rata basis through their concurrent ownership of Class B units of the Partnership. In connection with deciding whether to pay any dividend to our Class A stockholders, the board of directors takes into account:
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
To the extent that the tax distributions SSG receives exceed the amounts SSG requires to pay taxes and other expenses and make payments under the Tax Receivable Agreements (because of the lower tax rate applicable to SSG than the assumed tax rate on which such distributions are based or because a disproportionate share of the taxable income of the Partnership may be required to be allocated to partners in the Partnership other than SSG), our board of directors, in its sole discretion, will make any determination from time to time with respect to the use of any such excess cash so accumulated, including potentially causing SSG to contribute such excess cash (net of any operating expenses) to the Partnership. Concurrently with any potential contribution of such excess cash, in order to maintain the intended economic relationship between the shares of Class A common stock and the Partnership units after accounting for such contribution, the Partnership and SSG, as applicable, may undertake ameliorative actions, which may include reverse splits, reclassifications, combinations, subdivisions or adjustments of outstanding Partnership units and corresponding shares of Class A common stock, as well as corresponding adjustments to the shares of Class B common stock. To the extent that SSG contributes such excess cash to the Partnership (and undertakes such ameliorative actions), a holder of Class A common stock would not receive distributions in cash and would instead benefit through an increase in the indirect ownership interest in the Partnership represented by such holder’s Class A common stock. To the extent that SSG does not distribute such excess cash as dividends on the Class A common stock or otherwise undertake such ameliorative actions and instead, for example, holds such cash balances, the limited partners of the Partnership (not including SSG) may benefit from any value attributable to such cash balances as a result of their ownership of Class A common stock following an exchange of their Class B units, Class C units or Class D units for shares of the Class A common stock, notwithstanding that such limited partners may previously have participated as holders of Class B units, Class C units or Class D units in distributions by the Partnership that resulted in such excess cash balances at SSG.
Recent Sales of Unregistered Securities
Except as previously disclosed in current reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended March 31, 2025.
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

The following graph depicts the total cumulative stockholder return on our common stock from September 16, 2020, the first day of trading of our Class A common stock on Nasdaq, through March 31, 2025, relative to the performance of the S&P 500 Index and the Dow Jones US Asset Managers Index. The graph assumes an initial investment of $100.00 at the close of trading on September 16, 2020 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$240.00
$230.00
$220.00
$210.00
$200.00
$190.00
$180.00
$170.00
$160.00
$150.00
$140.00
$130.00
$120.00
$110.00
$100.00
09/16/20
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
StepStone Group Inc.
S&P 500 Index
Dow Jones US Asset Managers Index

	September 16, 2020	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025
StepStone Group Inc.	$100.00	$141.36	$134.05	$101.29	$155.14	$231.39
S&P 500 Index	$100.00	$118.33	$136.80	$126.20	$163.89	$177.38
Dow Jones US Asset Managers Index	$100.00	$140.46	$153.12	$138.32	$182.85	$206.80
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this annual report on Form 10-K. In this annual report references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership. Unless otherwise indicated, references in this annual report to fiscal 2025, fiscal 2024 and fiscal 2023 are to our fiscal years ended March 31, 2025, 2024 and 2023, respectively.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2025, we were responsible for approximately $709 billion of total capital, including $189 billion of AUM and $520 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 28 cities across 16 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of March 31, 2025, we had approximately 1,130 total employees, including over 375 investment professionals and approximately 750 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $115 billion of our AUM as of March 31, 2025.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $59 billion of our AUM as of March 31, 2025.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Advisory relationships comprised $520 billion of our AUA and $15 billion of our AUM as of March 31, 2025.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on nearly $780 billion of client commitments through SPI Reporting as of March 31, 2025.
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
Current Events
In 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated. Between September 2024 and December 2024, the Federal Reserve announced several decisions to lower the target range for the federal funds rate ultimately to a range of 4.25% to 4.50% in response to positive trends in economic data, including a measure of inflation. In 2025, financial markets experienced significant volatility largely in response to the uncertainty of the economic impact from U.S. trade policy developments including announcement of the implementation of increases on tariffs charged by the U.S. on certain imports. The U.S. economy experienced a slowdown, moving from expansion in the last quarter of 2024 to a slight contraction in the first quarter of 2025.
We are continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally.”

Corporate Transactions
Senior Notes
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), in a private placement exempt from registration under the Securities Act.
Interest on the Notes is payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes accrues from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
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
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) newly-created Class D equity interests (“Class D units”) in the Partnership with terms substantially similar to the Partnership’s existing Class C units, in the case of SRA and SRE, or shares of Class A common stock, in the case of SPD, and (ii) cash (at our discretion for all exchanges except the initial exchange), in up to ten annual exchanges (or up to fifteen annual exchanges in certain circumstances in the case of the sellers of SRA equity interests). Each Transaction Agreement also provides that beginning after the fifth annual exchange, future exchanges may be accelerated into one final exchange in certain circumstances.
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
We expect the second annual exchange under the Transaction Agreements to occur on or about May 31, 2025. In connection with such exchange, we expect to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD, in exchange for cash and either Class A common stock or Class D units of the Partnership.
Private Wealth Transaction
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
In September 2024, we conducted an underwritten public offering of 4,099,997 shares of Class A common stock at a public offering price of $50.00 per share. We used all of the net proceeds from the offering, after underwriting discounts and commissions and expenses, to purchase (i) 300,000 shares of our Class A common stock from certain selling stockholders, (ii) 3,094,981 Class B units of the Partnership from certain holders thereof, including certain of our directors and executive officers, and (iii) 705,016 Class C units of the Partnership from certain holders thereof. 3,094,981 shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and 3,799,997 Class A units of the Partnership were issued to us.

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
In March 2025, we issued 470,300 shares of Class A common stock to certain limited partners of the Partnership in exchange for 470,300 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 171,905 shares of Class A common stock to certain limited partners of the Partnership in exchange for 171,905 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
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

The diagram below illustrates our organizational structure as of March 31, 2025.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of March 31, 2025 the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 27.6% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 56.1% of the aggregate voting power of our outstanding Class A common stock and Class B common stock. At this time, we anticipate that the Sunset will occur on September 18, 2025.

Ownership of Our Businesses
Certain of our consolidated subsidiaries are not wholly-owned by us. To the extent these subsidiaries are not wholly-owned, substantially all of the other owners are current StepStone professionals working for the related businesses. We believe this ownership structure has benefited us by aligning our interests with the interests of our employees. We use, and expect to continue to use, a combination of our equity ownership, governance rights and other contractual arrangements to control operations of these businesses. As described above, SSG and the Partnership have entered into agreements with each of SRA, SRE and SPD, providing a path to full ownership of these subsidiaries. SSG consolidates all entities that it controls due to a majority voting interest or because it is the primary beneficiary of a variable interest entity. See note 4 to our consolidated financial statements included elsewhere in this annual report for information on variable interest entities. The diagram below summarizes the ownership structure of the Partnership’s consolidated operations on a fully diluted basis.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% of average FEAUM in fiscal 2024 and 2025, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.93% and 1.06% of average FEAUM in fiscal 2024 and 2025, respectively, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.59% and 0.65% of average FEAUM in fiscal 2024 and 2025, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of March 31, 2025, we had over $95 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 225 programs.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2025 and 2024, no material amounts for potential clawback obligations had been accrued.
Expenses
Cash-based compensation primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes.
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
Non-controlling interests in subsidiaries represent the economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Our AUM is calculated as the sum of (i) the NAV of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of March 31, 2025 reflects final data for the prior period (December 31, 2024), adjusted for net new client account activity through March 31, 2025. NAV data for underlying investments is as of December 31, 2024, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2024. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of March 31, 2025 reflects final data for the prior period (December 31, 2024), adjusted for net new client account activity through March 31, 2025. NAV data for underlying investments is as of December 31, 2024, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2024. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV.

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

	Year Ended March 31,
(in thousands)	2025	2024	2023
Revenues
Management and advisory fees, net	$767,014	$585,140	$497,179
Performance fees:
Incentive fees	32,275	25,339	9,663
Carried interest allocations:
Realized	159,653	49,401	131,089
Unrealized	141,547	126,908	(253,342)
Total carried interest allocations	301,200	176,309	(122,253)
Legacy Greenspring carried interest allocations(1)	74,341	(75,157)	(452,163)
Total performance fees	407,816	126,491	(564,753)
Total revenues	1,174,830	711,631	(67,574)
Expenses
Compensation and benefits:
Cash-based compensation	331,808	292,962	252,180
Equity-based compensation	669,126	42,357	24,940
Performance fee-related compensation:
Realized	94,748	37,687	79,846
Unrealized	94,272	74,694	(119,039)
Total performance fee-related compensation	189,020	112,381	(39,193)
Legacy Greenspring performance fee-related compensation(1)	74,341	(75,157)	(452,163)
Total compensation and benefits	1,264,295	372,543	(214,236)
General, administrative and other	177,354	167,317	147,159
Total expenses	1,441,649	539,860	(67,077)
Other income (expense)
Investment income (loss)	15,096	7,452	(2,509)
Legacy Greenspring investment loss(1)	(1,185)	(9,087)	(44,075)
Investment income of Consolidated Funds	65,374	28,472	9,315
Interest income	10,850	3,664	1,921
Interest expense	(12,701)	(9,331)	(4,189)
Other income (loss)	(32,650)	2,455	(1,420)
Total other income (expense)	44,784	23,625	(40,957)
Income (loss) before income tax	(222,035)	195,396	(41,454)
Income tax expense (benefit)	(49,208)	27,576	3,821
Net income (loss)	(172,827)	167,820	(45,275)
Less: Net income attributable to non-controlling interests in subsidiaries	79,282	37,240	35,194
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(1,185)	(9,087)	(44,075)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(125,850)	59,956	(19,772)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	53,731	15,838	1,776
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	758	5,782	—
Net income (loss) attributable to StepStone Group Inc.	$(179,563)	$58,091	$(18,398)
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our consolidated financial statements included elsewhere in this annual report.

Revenues
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Total revenues increased $463.2 million, or 65%, to $1,174.8 million for fiscal 2025 as compared to fiscal 2024. The overall increase was driven by higher management and advisory fees, net, positive legacy Greenspring carried interest allocations in the current period as compared to a reversal in the prior year period, higher carried interest allocations and higher incentive fees, in each case, as described below.
Management and advisory fees, net increased $181.9 million, or 31%, to $767.0 million for fiscal 2025 as compared to fiscal 2024. The increase was driven by new client activity and 23% growth in average FEAUM across the platform, as well as retroactive fees of $42.8 million from the closings of StepStone’s Secondary Opportunities V, Real Estate Partners V, Infrastructure Co-Investment Partners 2022, Tactical Growth Fund IV and VC Global Partners XI funds. The prior year period included $11.6 million of retroactive fees from the closings of StepStone’s Secondary Opportunities V, VC Global Partners XI and Infrastructure Co-Investment Partners 2022 funds.
Incentive fees increased $6.9 million, or 27%, to $32.3 million for fiscal 2025 as compared to fiscal 2024, largely due to higher incentive fees generated by StepStone’s Private Venture and Growth Fund (“SPRING”).
Realized carried interest allocation revenues increased $110.3 million, or 223%, to $159.7 million for fiscal 2025 as compared to fiscal 2024, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $159.7 million, unrealized carried interest allocation revenues increased $124.9 million, or 71%, to $301.2 million for fiscal 2025 compared to fiscal 2024. The increase in unrealized carried interest allocations for fiscal 2025 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds as compared to the prior year.
Legacy Greenspring carried interest allocation revenues increased $149.5 million to $74.3 million for fiscal 2025 as compared to fiscal 2024 as a result of net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. Fiscal 2025 reflects gross realized carried interest allocations of $63.1 million and unrealized carried interest allocations, net of the reversal of carried interest allocations, of $11.2 million. Fiscal 2024 reflects gross realized carried interest allocations of $59.7 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(134.9) million.
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
Management and advisory fees, net increased $88.0 million, or 18%, to $585.1 million for fiscal 2024 as compared to fiscal 2023. The increase was driven by new client activity and 9% growth in average FEAUM across the platform, as well as retroactive fees of $11.6 million from the closings of StepStone’s Secondary Opportunities V, VC Global Partners XI and Infrastructure Co-Investment Partners 2022 funds. The prior year period included $2.8 million of retroactive fees from the closings of StepStone’s Capital Partners V and VC Global Partners XI funds.

Incentive fees increased $15.7 million, or 162%, to $25.3 million for fiscal 2024 as compared to fiscal 2023, reflecting positive investment performance and higher realization activity.
Realized carried interest allocation revenues decreased $81.7 million, or 62%, to $49.4 million for fiscal 2024 as compared to fiscal 2023, reflecting lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $49.4 million, unrealized carried interest allocation revenues increased $298.6 million to $176.3 million for fiscal 2024 as compared to fiscal 2023. The increase in unrealized carried interest allocations for fiscal 2024 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $377.0 million, or 83%, to $(75.2) million for fiscal 2024 as compared to fiscal 2023 as a result of lower net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. Fiscal 2024 reflects gross realized carried interest allocations of $59.7 million and unrealized carried interest allocations, net of the reversal of carried interest allocations, of $(134.9) million. Fiscal 2023 reflects gross realized carried interest allocations of $74.7 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(526.8) million.
Expenses
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Total expenses increased $901.8 million, or 167%, to $1,441.6 million for fiscal 2025 as compared to fiscal 2024. The overall increase resulted from increases in equity-based compensation, legacy Greenspring performance fee-related compensation, performance fee-related compensation, cash-based compensation and general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $38.8 million, or 13%, to $331.8 million for fiscal 2025 as compared to fiscal 2024, due to increased staffing and compensation levels. Our average headcount increased 8% in the current year period as compared to the prior year period.
Equity-based compensation increased $626.8 million to $669.1 million for fiscal 2025 as compared to fiscal 2024. The increase was primarily attributable to a $629.0 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, as well as $3.5 million related to the full year impact of restricted stock units (“RSUs”) awarded to certain employees and directors in the prior year period and additional grants of RSUs granted in the current year period and no comparable expense for these grants in the prior year period. These increases were partially offset by a decrease of $5.5 million in expense due to the final vesting of RSUs issued in connection with our IPO.
Total performance fee-related compensation expense increased $76.6 million, or 68%, to $189.0 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $57.1 million, or 151%, to $94.7 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting higher realization activity and higher incentive fees from SPRING.

Legacy Greenspring performance fee-related compensation expense increased $149.5 million to $74.3 million for fiscal 2025 as compared to fiscal 2024. Fiscal 2025 reflects gross realized performance fee-related compensation expense of $63.1 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $11.2 million. Fiscal 2024 reflects gross realized performance fee-related compensation expense of $59.7 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(134.9) million.
General, administrative and other expenses increased $10.0 million, or 6%, to $177.4 million for fiscal 2025 as compared to fiscal 2024. The overall increase primarily reflected $3.9 million in travel and associated costs for investment evaluation and client service, $3.5 million in marketing and conference expenses, $2.5 million in professional fees, $2.1 million in information and technology expenses, $1.6 million in general and administrative expenses for the Consolidated Funds, $1.4 million in human resources and recruiting expenses, $1.3 million in occupancy costs and other general operating expenses, partially offset by decreases of $3.9 million in transaction costs, $1.9 million in accelerated depreciation for leasehold improvements due to a reduction in lease terms in the prior year, $1.4 million in intangibles amortization and $1.1 million for lower loss on change in fair value for contingent consideration obligation.
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
Cash-based compensation increased $40.8 million, or 16%, to $293.0 million for fiscal 2024 as compared to fiscal 2023, due to increased staffing and compensation levels. Our average headcount increased 11% in the current year period as compared to the prior year period.
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
Total performance fee-related compensation expense increased $151.6 million to $112.4 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $42.2 million, or 53%, to $37.7 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting lower realization activity.
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

General, administrative and other expenses increased $20.2 million, or 14%, to $167.3 million for fiscal 2024 as compared to fiscal 2023. The overall increase primarily reflected increases of $7.9 million due to a higher loss on change in fair value for contingent consideration obligation, $4.0 million in professional fees, $2.9 million in information and technology expenses, $2.9 million of travel and associated costs for investment evaluation and client service, $2.6 million due to a prior year gain within occupancy costs related to lease remeasurement adjustments due to a reduction in lease terms and $1.5 million in occupancy costs, partially offset by a decrease of $2.0 million in transaction costs and other general operating expenses.
Other Income (Expense)
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Investment income increased $7.6 million, or 103%, to $15.1 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting overall changes in the valuations of the underlying investments in the StepStone Funds.
Legacy Greenspring investment loss decreased $7.9 million, or 87%, to $1.2 million for fiscal 2025 as compared to fiscal 2024. Fiscal 2025 reflects gross realized investment income of $7.9 million and unrealized investment loss, net of the reversal of realized investment income, of $9.1 million. Fiscal 2024 reflects gross realized investment income of $5.3 million and unrealized investment loss, net of the reversal of realized investment income, of $14.4 million.
Investment income of Consolidated Funds increased $36.9 million, or 130%, to $65.4 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds on higher investment balances during the current year period as compared with the prior year period.
Interest income increased $7.2 million, or 196%, to $10.9 million for fiscal 2025 as compared to fiscal 2024 primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to Consolidated Funds was $4.8 million in the current year period as compared to $1.6 million in the prior year period.
Interest expense increased $3.4 million, or 36%, to $12.7 million for fiscal 2025 as compared to fiscal 2024. The increase was due to higher average outstanding balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for a portion of the current year period.
Other income (loss) decreased $35.1 million to a loss of $32.7 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting a loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds of $32.5 million in the current year period and a gain of $5.3 million in the prior year period for amounts received as part of negotiations with a third party related to certain corporate matters, partially offset by a loss of $0.8 million associated with the sale of a subsidiary in the prior year period and net foreign currency transaction gains in the current year period as compared with net foreign currency transaction losses in the prior year period.
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
Investment income of Consolidated Funds increased $19.2 million, or 206%, to $28.5 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds on higher investment balances during the current year period as compared with the prior year period.
Interest income increased $1.7 million, or 91%, to $3.7 million for fiscal 2024 as compared to fiscal 2023, primarily due to higher average interest rates earned on cash and cash equivalent balances. Interest income attributable to Consolidated Funds was $1.6 million in the current year period as compared to $0.2 million in the prior year period.
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
Our effective income tax rate was 22.2%, 14.1%, and (9.2)% for fiscal 2025, 2024 and 2023, respectively. Our overall effective tax rate in fiscal 2025 differs from the statutory rate primarily because of the impact of nondeductible items. Our overall effective tax rates in fiscal 2024 and 2023 are less than the statutory rate primarily because a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of such non-controlling interests.
The Organization for Economic Co-operation and Development (“OECD”) implemented Pillar Two, which establishes a global minimum corporate tax rate of 15% on large multinational enterprises across their worldwide operations. While legislation pertaining to these rules is already in effect or advancing in several of the jurisdictions where we operate, ongoing uncertainty surrounds the adoption of the minimum tax directive by the U.S. Although we were subject to Pillar Two for the fiscal year ended March 31, 2025, there was no material impact to our tax provision. We will continue to evaluate both U.S. and global legislative developments concerning Pillar Two for future reporting periods.
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Income tax expense decreased $76.8 million to a benefit of $49.2 million for fiscal 2025 as compared to expense for fiscal 2024. The decrease in tax expense was primarily driven by pre-tax net loss for fiscal 2025 compared to pre-tax net income for fiscal 2024.

Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Income tax expense increased $23.8 million, or 622%, to $27.6 million for fiscal 2024 as compared to fiscal 2023. The increase in tax expense was primarily driven by pre-tax net income for fiscal 2024 compared to pre-tax net loss for fiscal 2023.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $42.0 million, or 113%, to $79.3 million for fiscal 2025 as compared to fiscal 2024. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements.
Net income attributable to non-controlling interests in subsidiaries increased $2.0 million, or 6%, to $37.2 million for fiscal 2024 as compared to fiscal 2023. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us.
Net Loss Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net loss attributable to non-controlling interests in legacy Greenspring entities was $1.2 million, $9.1 million, and $44.1 million for fiscal 2025, 2024 and 2023, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(125.9) million, $60.0 million and $(19.8) million for fiscal 2025, 2024 and 2023, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $53.7 million, $15.8 million and $1.8 million for fiscal 2025, 2024 and 2023, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.8 million and $5.8 million for fiscal 2025 and 2024, respectively. There were no redeemable non-controlling interests in subsidiaries prior to fiscal 2024.
Operating Metrics
Assets Under Management
AUM was $138 billion as of March 31, 2023, $157 billion as of March 31, 2024 and $189 billion as of March 31, 2025.

Assets Under Advisement
Assets related to our advisory accounts were $482 billion as of March 31, 2023, $521 billion as of March 31, 2024 and $520 billion as of March 31, 2025.
Fee-Earning AUM
Year Ended March 31, 2025
FEAUM increased $27.5 billion, or 29%, to $121.4 billion as of March 31, 2025 as compared to $93.9 billion as of March 31, 2024. Of the increase, $14.3 billion was from SMAs and $13.3 billion was from focused commingled funds.
Year Ended March 31, 2024
FEAUM increased $8.4 billion, or 10%, to $93.9 billion as of March 31, 2024 as compared to $85.4 billion as of March 31, 2023. Of the increase, $3.6 billion was from SMAs and $4.9 billion was from focused commingled funds.

	Year Ended March 31, 2025
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$58,897	$34,961	$93,858
Contributions(1)	16,715	13,698	30,413
Distributions(2)	(3,590)	(1,938)	(5,528)
Market value, FX and other(3)	1,152	1,495	2,647
Ending balance	$73,174	$48,216	$121,390

	Year Ended March 31, 2024
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$55,345	$30,086	$85,431
Contributions(1)	6,327	6,115	12,442
Distributions(2)	(4,080)	(1,841)	(5,921)
Market value, FX and other(3)	1,305	601	1,906
Ending balance	$58,897	$34,961	$93,858
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
(3)Market value, FX and other primarily consist of changes in market value appreciation (depreciation) for funds that pay on NAV and the effect of foreign exchange rate changes on non-U.S. dollar denominated commitments. The year ended March 31, 2025 includes a $0.6 billion secondary transaction within focused commingled funds.

The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of March 31,
(in millions)	2025	2024	2023
FEAUM
Private equity	$65,007	$49,869	$45,766
Infrastructure	23,830	20,114	19,274
Private debt	19,517	15,477	14,361
Real estate	13,036	8,398	6,030
Total	$121,390	$93,858	$85,431

	As of March 31,
	2025	2024
Weighted-average fee rate(1)
Private equity(2)	0.77%	0.74%
Real estate, infrastructure and private debt asset classes(3)	0.51%	0.42%
Total	0.65%	0.59%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ending on each period presented, and is inclusive of any retroactive fees for such period.
(2)The change in weighted-average fee rates primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
(3)The change in weighted-average fee rates primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
Undeployed Fee-Earning Capital
As of March 31, 2025, we had $24.6 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.

Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present before the consolidation of StepStone Funds on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income (loss) as none of the economics are attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise fee revenues, adjusted incentive fees and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income (loss), (c) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, (d) amortization of intangibles, (e) net income (loss) attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary, (f) charges associated with acquisitions and corporate transactions, and (g) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise fee revenues, adjusted incentive fees and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises fee revenues less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, (c) amortization of intangibles, (d) charges associated with acquisitions and corporate transactions, and (e) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.
Fee Revenues
Fee revenues represents management and advisory fees, net, including amounts earned from the Consolidated Funds which are eliminated in consolidation. We believe fee revenues is useful to investors because it presents the net amount of management and advisory fee revenues attributable to us.
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

Fee-Related Earnings
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
FRE increased $122.4 million, or 64%, to $312.2 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
FRE increased $33.6 million, or 22%, to $189.8 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Adjusted revenues increased $304.7 million, or 46%, to $969.7 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting increases in fee revenues, realized carried interest allocation revenues and adjusted incentive fees.
ANI increased $104.7 million, or 75%, to $244.1 million for fiscal 2025 as compared to fiscal 2024, primarily due to an increase in FRE as discussed above, higher performance fee-related earnings (adjusted incentive fees, plus realized carried interest allocation revenues, less realized performance fee-related compensation), higher interest income and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Year Ended March 31, 2024 Compared to Year Ended March 31, 2023
Adjusted revenues increased $23.1 million, or 4%, to $665.1 million for fiscal 2024 as compared to fiscal 2023, primarily reflecting increases in fee revenues and adjusted incentive fees, partially offset by lower realized carried interest allocation revenues.
ANI decreased $3.3 million, or 2%, to $139.4 million for fiscal 2024 as compared to fiscal 2023, primarily due to lower performance fee-related earnings, a higher allocation of income to non-controlling interests and higher interest expense. The decrease was partially offset by the increase in FRE.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for fiscal 2025, 2024 and 2023.

	Year Ended March 31,
	2025	2024	2023
(in thousands, except share and per share amounts)
ANI	$244,072	$139,393	$142,663

Weighted-average shares of Class A common stock outstanding – Basic(1)	71,142,916	63,489,135	61,884,671
Assumed vesting of RSUs	590,645	512,152	669,966
Assumed vesting and exchange of Class B2 units	431,851	2,542,751	2,475,501
Assumed purchase under ESPP	529	—	—
Exchange of Class B units in the Partnership(1)	43,233,005	46,356,244	46,780,724
Exchange of Class C units in the Partnership(1)	1,365,647	2,234,191	2,807,243
Exchange of Class D units in the Partnership(1)	2,007,849	—	—
Adjusted weighted-average shares	118,772,442	115,134,473	114,618,105

ANI per share	$2.05	$1.21	$1.24
_______________________________
(1)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Year Ended March 31,
(in thousands)	2025	2024	2023
Total revenues	$1,174,830	$711,631	$(67,574)
Unrealized carried interest allocations	(141,547)	(126,908)	253,342
Deferred incentive fees	1,938	2,392	3,892
Legacy Greenspring carried interest allocations	(74,341)	75,157	452,163
Management and advisory fee revenues for the Consolidated Funds(1)	3,475	1,239	147
Incentive fees for the Consolidated Funds(2)	5,364	1,549	—
Adjusted revenues	$969,719	$665,060	$641,970
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

	Year Ended March 31,
(in thousands)	2025	2024	2023
GAAP management and advisory fees, net	$767,014	$585,140	$497,179
Management and advisory fee revenues for the Consolidated Funds(1)	3,475	1,239	147
Fee revenues	$770,489	$586,379	$497,326

GAAP incentive fees	$32,275	$25,339	$9,663
Adjustments(2)	7,302	3,941	3,892
Adjusted incentive fees	$39,577	$29,280	$13,555

GAAP interest income	$10,850	$3,664	$1,921
Interest income earned by the Consolidated Funds(3)	(4,757)	(1,645)	(195)
Adjusted interest income	$6,093	$2,019	$1,726

GAAP other income (loss)	$(32,650)	$2,455	$(1,420)
Adjustments(4)	31,335	(3,879)	86
Adjusted other income (loss)	$(1,315)	$(1,424)	$(1,334)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the add back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(3)Reflects the removal of interest income earned by the Consolidated Funds.
(4)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters, loss on sale of subsidiary, loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds and the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Year Ended March 31,
(in thousands)	2025	2024	2023
Income (loss) before income tax	$(222,035)	$195,396	$(41,454)
Net income attributable to non-controlling interests in subsidiaries(1)	(102,897)	(49,220)	(39,054)
Net loss attributable to non-controlling interests in legacy Greenspring entities	1,185	9,087	44,075
Unrealized carried interest allocations	(141,547)	(126,908)	253,342
Unrealized performance fee-related compensation	94,272	74,694	(119,039)
Unrealized investment (income) loss	(6,961)	(907)	8,012
Impact of Consolidated Funds	(59,613)	(26,076)	(8,897)
Deferred incentive fees	1,938	2,392	3,892
Equity-based compensation(2)	658,953	36,635	21,914
Amortization of intangibles	41,000	42,406	43,481
Tax Receivable Agreements adjustments through earnings	(348)	312	(244)
Non-core items(3)	50,054	21,565	17,580
Pre-tax ANI	314,001	179,376	183,608
Income taxes(4)	(69,929)	(39,983)	(40,945)
ANI	244,072	139,393	142,663
Income taxes(4)	69,929	39,983	40,945
Realized carried interest allocations	(159,653)	(49,401)	(131,089)
Realized performance fee-related compensation	94,748	37,687	79,846
Realized investment income	(8,135)	(6,545)	(5,503)
Adjusted incentive fees(5)	(39,577)	(29,280)	(13,555)
Adjusted interest income(5)	(6,093)	(2,019)	(1,726)
Interest expense	12,701	9,331	4,189
Adjusted other (income) loss(5)(6)	1,315	1,424	1,334
Net income attributable to non-controlling interests in subsidiaries(1)	102,897	49,220	39,054
FRE	$312,204	$189,793	$156,158
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $23.2 million in fiscal 2025, $3.1 million in fiscal 2024 and $0.0 million in fiscal 2023. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $79.7 million in fiscal 2025, $46.1 million in fiscal 2024 and $39.1 million for fiscal 2023.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.

(3)Includes (income) expense related to transaction costs ($1.0 million in fiscal 2025, $4.9 million in fiscal 2024, and $6.9 million in fiscal 2023), lease remeasurement adjustments ($(0.1) million in fiscal 2024 and $(2.7) million in fiscal 2023), accelerated depreciation of leasehold improvements for changes in lease terms ($1.9 million in fiscal 2024 and $1.5 million in fiscal 2023), severance costs ($0.3 million in fiscal 2023), loss on change in fair value for contingent consideration obligation ($16.1 million in fiscal 2025, $17.2 million in fiscal 2024, and $9.4 million in fiscal 2023), compensation paid to certain employees as part of an acquisition earn-out ($0.4 million in fiscal 2025, $2.2 million in fiscal 2024, and $2.3 million in fiscal 2023), loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds ($32.5 million in fiscal 2025), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million in fiscal 2024), loss on sale of subsidiary ($0.8 million in fiscal 2024) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for fiscal 2025, fiscal 2024, and fiscal 2023. The 22.3% rate is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Excludes the impact of consolidating the Consolidated Funds and includes deferred incentive fees which are not included in GAAP revenues.
(6)Excludes amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($0.3 million in fiscal 2025, $(0.3) million in fiscal 2024, and $0.2 million in fiscal 2023), loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds ($32.5 million in fiscal 2025), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million in fiscal 2024), and loss on sale of subsidiary ($0.8 million in fiscal 2024).
Investment Performance
The following tables present information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through December 31, 2024 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of December 31, 2024;
•“Net Multiple of Invested Capital” refers to (a) the sum of Realized Distributions from underlying investments to the fund plus the fund’s NAV, divided by (b) Cumulative Invested Capital. Multiple of Invested Capital is presented net of management fees, carried interest and expenses charged by underlying fund managers, as well as StepStone’s management fees, performance fees and expenses;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of December 31, 2024 (except as noted otherwise below), based on contributions, distributions and unrealized value;
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

StepStone Performance Summary by Investment Strategy(1),(2)

(in billions except percentages and multiples)
Strategy(3)	Committed Capital	Cumulative Invested Capital	Realized Distributions	NAV	Total	Gross IRR(4)	Net IRR(4)	Net Multiple of Invested Capital(4)	Net IRR versus Benchmark(5)
Primaries	$325.9	$246.8	$164.3	$182.6	$346.9	11.2%	10.8%	1.4x	0.6%
Secondaries	28.4	23.7	11.9	21.7	33.6	17.5%	14.4%	1.3x	3.2%
Co-investments	55.6	53.1	28.3	54.2	82.5	15.6%	12.6%	1.4x	1.7%
Total	$409.9	$323.6	$204.5	$258.5	$463.0	12.1%	11.2%	1.4x	0.9%
______________________________
(1)Performance data shown in the table above is on an inception-to-date basis as of December 31, 2024. Overall performance includes all investments StepStone recommends and subsequently tracks, including advisory co-investments and infrastructure investments made prior to January 1, 2015, the performance summary of Courtland, for which the track record dates back to September 1994. Overall performance excludes (i) all client-direct investments, (ii) investments that do not have client data monitored in SPI reporting, (iii) syndicated loan portfolio totaling $0.2 billion, and (iv) investments made by legacy private equity acquired businesses. USD returns for StepStone recommended investments are calculated on a constant currency adjusted USD reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date. Primaries include open-end investments, and co-investments include venture capital and growth equity direct investments for private equity, and asset management investments for infrastructure direct asset management investments.
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
(5)Reflects outperformance of investments as compared to the MSCI ACWI Total Return using the Direct Alpha public market equivalent method.
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	14.5%	1.5x	Core/Core+ fund investments	7.1%	1.4x	Core/debt	7.1%	Direct lending	7.7%
Secondaries	15.1%	1.4x	Value-add/opportunistic fund investments	8.3%	1.3x	Core+/value-add - primary fund investments	10.9%	Distressed debt	8.5%
Co-investments(7)	15.5%	1.6x	Real estate debt fund investments	5.4%	1.2x	Core+/value-add - secondary fund investments	12.3%	Other(9)	7.0%
			Value-add/opportunistic secondaries & co-investments	9.9%	1.2x	Core+/value-add - co-investments	12.5%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of December 31, 2024, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2024. For investment returns where NAV data is not available by the business day occurring on or after 115 days following December 31, 2024, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,890 investments totaling $210.0 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 236 client-directed private equity investments, totaling $32.3 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).
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
(5)Real estate includes 481 investments totaling $84.6 billion of capital commitments and excludes (i) 90 client-directed real estate investments, totaling $14.6 billion of capital commitments, (ii) 18 secondary/co-investment core/core+ or credit investments, totaling $1.1 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.
(6)Infrastructure includes 298 investments totaling $63.4 billion of capital commitments and excludes (i) eight infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 40 client-directed infrastructure investments, totaling $9.2 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 1,033 investments totaling $54.6 billion of capital commitments and excludes (i) 43 client-directed debt investments, totaling $3.2 billion of capital commitments, (ii) 49 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments), and (iii) investments that do not have client data monitored in SPI Reporting.
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
As of March 31, 2025, we had $245.3 million of cash, cash equivalents and restricted cash ($289.8 million including Consolidated Funds) and $1,679.4 million of investments in StepStone Funds, including $1,495.7 million of accrued carried interest allocations, against $269.3 million in debt obligations, net of debt issuance costs, and $758.0 million in accrued carried interest-related compensation payable.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Year Ended March 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$64,928	$161,522	$151,183
Net cash used in investing activities	(43,475)	(47,347)	(30,807)
Net cash provided by (used in) financing activities	87,481	(57,978)	(108,021)
Effect of exchange rate changes	(1,442)	(3,402)	(287)
Net increase in cash, cash equivalents and restricted cash	$107,492	$52,795	$12,068
Operating Activities
Operating activities provided $64.9 million, $161.5 million and $151.2 million of cash for fiscal 2025, 2024 and 2023, respectively. For fiscal 2025, 2024 and 2023, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and fair value adjustment for acquisition-related contingent consideration), of $419.3 million, $243.9 million and $214.5 million;
•net change in operating assets and liabilities of $(19.8) million, $18.8 million and $(32.6) million;
•payments made for acquisition-related contingent consideration of $51.5 million, $0 million and $0 million;
•adjustments for unrealized investment income from Consolidated Funds of $62.2 million, $26.1 million and $9.3 million;
•net purchases of investments of Consolidated Funds of $221.0 million, $75.1 million and $21.3 million; and

•net change in operating assets and liabilities of Consolidated Funds of $32 thousand, $0.1 million and $(0.2) million.
Investing Activities
Investing activities used $43.5 million, $47.3 million and $30.8 million of cash for fiscal 2025, 2024 and 2023, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $42.8 million, $19.0 million and $16.4 million;
•net (contributions to) distributions from investments in legacy Greenspring entities of $4.4 million, $(8.8) million and $(8.8) million; and
•purchases of fixed assets of $5.1 million, $19.6 million and $5.6 million.
Financing Activities
Financing activities provided (used) $87.5 million, $(58.0) million and $(108.0) million for fiscal 2025, 2024 and 2023, respectively, and primarily consisted of the following:
•net borrowings (repayments) on revolving credit facility of $(50.0) million, $50.0 million and $35.0 million;
•proceeds from issuance of notes payable of $175.0 million, $0 million and $0 million;
•deferred financing costs of $5.4 million; $0 million and $0 million;
•purchase of non-controlling interests of $5.4 million, $0 million and $0 million;
•sale of non-controlling interests of $0 million, $3.0 million and $0 million;
•redemption of redeemable non-controlling interests of $13.0 million, $0 million and $0 million;
•proceeds from capital contributions from non-controlling interests $8.8 million, $43 thousand and $0.2 million;
•distributions to non-controlling interests of $129.3 million, $97.3 million and $109.5 million;
•proceeds from capital contributions to legacy Greenspring entities of $19.6 million, $12.5 million and $13.4 million;
•distributions to non-controlling interests in legacy Greenspring entities of $32.0 million, $9.0 million and $11.1 million;
•payments made for acquisition-related contingent consideration of $17.8 million, $0 million and $0 million;
•dividends paid to common stockholders of $75.8 million, $68.5 million and $50.0 million;
•payments for employee taxes related to the net settlement of RSUs of $1.5 million, $0.7 million and $2.7 million;

•proceeds from issuance of Class A common stock under ESPP of $2.5 million, $0 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $9.8 million, $10.3 million and $6.0 million;
•net repayments on fund credit facility of $40 thousand, $0 million and $0 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $240.3 million, $62.3 million and $22.8 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $18.7 million, $0 million and $0 million.
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
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of March 31, 2025 was 6.48%.
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

We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2025, we had outstanding letters of credit totaling $6.5 million.
Senior Notes
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029, pursuant to the Note Purchase Agreement, dated as of October 22, 2024, in a private placement exempt from registration under the Securities Act.
Interest on the Notes is payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes accrues from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
Debt Obligations of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to us.
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of March 31, 2025, there were no outstanding borrowings on the Fund Credit Facility.
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
As of March 31, 2025, we were in compliance with the covenants under our various debt agreements.
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
In September 2024, we conducted an underwritten public offering of 4,099,997 shares of Class A common stock at a public offering price of $50.00 per share. We used all of the net proceeds from the offering, after underwriting discounts and commissions and expenses, to purchase (i) 300,000 shares of our Class A common stock from certain selling stockholders, (ii) 3,094,981 Class B units of the Partnership from certain holders thereof, including certain of our directors and executive officers, and (iii) 705,016 Class C units of the Partnership from certain holders thereof. 3,094,981 shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and 3,799,997 Class A units of the Partnership were issued to us.
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
In March 2025, we issued 470,300 shares of Class A common stock to certain limited partners of the Partnership in exchange for 470,300 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 171,905 shares of Class A common stock to certain limited partners of the Partnership in exchange for 171,905 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividends
On May 22, 2025, we announced a quarterly cash dividend of $0.24 per share of Class A common stock and a supplemental cash dividend of $0.40 per share of Class A common stock, both payable on June 30, 2025 to holders of record as of the close of business on June 13, 2025. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2025, respectively. The declaration of this supplemental dividend does not guarantee that we will declare supplemental dividends in the future and our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law.”

The following table presents information regarding quarterly cash dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 14, 2025	0.24
Total dividends paid in FY2025		$1.08
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2023 and 2024, respectively.
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
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2025, we were required to maintain approximately $25.1 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of March 31, 2025, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability under the Private Wealth Transaction was $165.3 million and $661.1 million, respectively. The assumptions used in the fair value analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.

Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments.
The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2025:

	Total	Less than 1 year	Years 1-3	Years 3-5	Thereafter
Operating lease obligations(1)	$150,170	$17,028	$29,332	$31,502	$72,308
Debt obligations(2)	275,000	—	—	275,000	—
Interest on debt obligations(3)	75,027	16,135	32,270	26,622	—
Capital commitments(4)	124,983	124,983	—	—	—
Capital commitments in legacy Greenspring funds(5)	47,805	47,805	—	—	—
Total	$672,985	$205,951	$61,602	$333,124	$72,308
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2039. The table only includes guaranteed minimum lease payments under these agreements, including leases signed but not yet commenced at the period end, and does not project other lease-related payments.
(2)Debt obligations presented in the table relate to the Revolver and Notes, which have maturity dates of May 16, 2029 and October 22, 2029, respectively. The balance outstanding under the Revolver as of March 31, 2025 has been presented as an obligation payable in the years 3-5 column as there are no scheduled or required principal payments on the Revolver until the maturity date on May 16, 2029. The balance outstanding under the Notes as of March 31, 2025 has been presented as an obligation payable in the years 3-5 column as there are no scheduled or required principal payments on the Notes until the maturity date on October 22, 2029.
(3)Interest on debt obligations consists of projected future interest payments for amounts drawn on the Revolver using interest rates in effect as of March 31, 2025 and semi-annual interest payments for the aggregate principal amount of the Notes using the coupon rate of 5.52%, which has been calculated assuming no additional principal payments will be made and the outstanding balance will be held until its final maturity date. These projected interest payments may differ in the future based on the balances outstanding on the Revolver and Notes, respectively, as well as changes in market interest rates for the Revolver.
(4)Capital commitments represent our obligations to provide general partner capital funding to the StepStone Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
(5)In connection with the Greenspring acquisition, we, indirectly through our subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). We did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. We determined that the legacy Greenspring general partner entities are VIEs and that we are the primary beneficiary of each such entity because we have a controlling financial interest in each entity. As a result, we consolidate these entities. Capital commitments in legacy Greenspring funds represent our obligations to provide general partner capital funding in legacy Greenspring funds for which we do not hold any direct economic interests. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
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
Legacy Greenspring carried interest allocations include the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606. We do not hold any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from the legacy funds. All of the carried interest allocations in respect of the legacy Greenspring funds are payable to employees who are considered affiliates to us and are therefore reflected as legacy Greenspring performance fee-related compensation in the consolidated statements of income (loss).

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
We consider our cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, notes payable, revolving credit facility, and contingent consideration balance to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 to our consolidated financial statements for additional details regarding the fair value of our contingent consideration balance and note 9 for additional details regarding the fair value of our notes payable and revolving credit facility balances.
Equity-Based Compensation
We account for grants of equity-based awards, including service-based RSUs and performance-based RSUs (“PRSUs”), to certain employees and directors at fair value as of the grant date. We recognize non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service and performance period, which is generally the vesting period. Expense related to grants of PRSUs is recognized only to the extent the performance condition is achieved, and the estimated quantity of awards for which it is probable that the performance condition will be achieved is reevaluated each reporting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income (loss). The fair value of RSUs and PRSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 10 to our consolidated financial statements for additional information regarding our accounting for equity-based awards.

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
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the Partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, which are reflected within income tax expense in the consolidated statements of income (loss). As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
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

We are subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. We recognize interest and penalties, if any, related to unrecognized tax benefits as interest expense and general, administrative and other expenses, respectively, in the consolidated statements of income (loss). See note 11 to our consolidated financial statements for more information.
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
Tax Receivable Agreements
The Tax Receivable Agreements provide for payment by SSG to the Class B limited partners, Class C limited partners, Class D limited partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under the Tax Receivable Agreements. In connection with the Greenspring acquisition, the sellers receiving Class C units of the Partnership became parties to the Exchanges Tax Receivable Agreement and in connection with the closings under the Transaction Agreements for SRA and SRE, the sellers receiving Class D units of the Partnership became parties to the Exchanges Tax Receivable Agreement. See note 14 to our consolidated financial statements for more information.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of March 31, 2025 and 2024, NAV-based management fees represented approximately 14% and 9%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of March 31, 2025 and 2024 would result in an approximate decrease to annual management fees of $11.2 million and $5.8 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of March 31, 2025 and 2024, we had $22.3 million and $20.5 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of March 31, 2025 and 2024, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $355.0 million and $287.5 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2025 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of March 31, 2025 and 2024, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $18.4 million and $13.5 million, respectively.

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
Interest Rate Risk
As of March 31, 2025, we had $175.0 million in borrowings outstanding under our Notes and $100.0 million amount outstanding under our Revolver. As of March 31, 2024, we had $150.0 million in borrowings outstanding under our Revolver and no amount outstanding under our Notes. The Revolver accrues interest at a variable rate, and the Notes accrue interest at a fixed rate of 5.52%. As of March 31, 2025 and 2024, we estimate that interest expense would increase by $2.8 million and $1.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $245.3 million and $144.1 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of March 31, 2025 and 2024, respectively, we estimate that interest income would increase by $2.5 million and $1.4 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StepStone Group Inc. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 23, 2025 expressed an unqualified opinion thereon.
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

Valuation of underlying investments of equity method investments

Description of the Matter
The Company has investments in funds of $183.7 million and accrued carried interest allocations of $1,495.7 million as of March 31, 2025. As discussed in Notes 2 and 5 to the consolidated financial statements, a significant input to the measurement of the Company’s investments in funds and accrued carried interest allocations is management’s estimate of the fair value of investments held by the StepStone Funds, specifically investments that are valued using significant unobservable inputs classified as Level III within the fair value hierarchy.
Auditing management’s determination of the fair value of Level III investments involved a high degree of auditor subjectivity because these investments exhibit higher estimation uncertainty.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s investment valuation process. This included management’s review controls over the assessment of the valuation techniques and significant unobservable inputs used to estimate the fair value and management’s review of the completeness and accuracy of the data used in these estimates.
Our audit procedures included, among others, evaluating, on a sample basis, the valuation techniques and significant unobservable inputs used by the Company and testing the mathematical accuracy of the related valuation models.
For example, for a sample of Level III fund investments, we performed procedures to evaluate the significant unobservable inputs such as the selected earnings before interest, taxes, depreciation and amortization multiples or revenue multiples that were derived from comparable companies. These procedures included assessing management’s determination of the comparable companies, and, where applicable, comparing the selected multiples to market observed transactions of such companies.
We considered and evaluated information that corroborated or contradicted the significant unobservable inputs or concluded fair value. We also evaluated subsequent events and transactions and considered whether they corroborated or contradicted the year-end valuations.
Finally, we involved more senior, more experienced audit team members to perform audit procedures related to Level III investments described above.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.
Los Angeles, CA
May 23, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited StepStone Group Inc.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, StepStone Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 23, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, CA
May 23, 2025

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31,
	2025	2024
Assets
Cash and cash equivalents	$244,791	$143,430
Restricted cash	502	718
Fees and accounts receivable	80,871	56,769
Due from affiliates	92,723	67,531
Investments:
Investments in funds	183,694	135,043
Accrued carried interest allocations	1,495,664	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	629,228	631,197
Deferred income tax assets	382,886	184,512
Lease right-of-use assets, net	91,841	97,763
Other assets and receivables	62,869	60,611
Intangibles, net	263,872	304,873
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	44,511	38,164
Investments, at fair value	415,011	131,858
Other assets	17,688	1,745
Total assets	$4,586,693	$3,788,807
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$89,731	$127,417
Accrued compensation and benefits	736,695	101,481
Accrued carried interest-related compensation	757,968	719,497
Legacy Greenspring accrued carried interest-related compensation(1)	495,739	484,154
Due to affiliates	331,821	212,918
Lease liabilities	113,519	119,739
Debt obligations	269,268	148,822
Liabilities of Consolidated Funds:
Other liabilities	17,580	1,645
Total liabilities	2,812,321	1,915,673
Commitments and contingencies (Note 15)
Redeemable non-controlling interests in Consolidated Funds	377,897	102,623
Redeemable non-controlling interests in subsidiaries	6,327	115,920
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 76,761,399 and 65,614,902 issued and outstanding as of March 31, 2025 and 2024, respectively	77	66
Class B common stock, $0.001 par value, 125,000,000 authorized; 39,656,954 and 45,030,959 issued and outstanding as of March 31, 2025 and 2024, respectively	40	45
Additional paid-in capital	421,057	310,293
Retained earnings (accumulated deficit)	(242,546)	13,768
Accumulated other comprehensive income	728	304
Total StepStone Group Inc. stockholders’ equity	179,356	324,476
Non-controlling interests in subsidiaries	1,056,510	974,559
Non-controlling interests in legacy Greenspring entities(1)	133,489	147,042
Non-controlling interests in the Partnership	20,793	208,514
Total stockholders’ equity	1,390,148	1,654,591
Total liabilities and stockholders’ equity	$4,586,693	$3,788,807
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of March 31,
	2025	2024
Assets
Cash and cash equivalents	$75,769	$46,859
Restricted cash	502	718
Fees and accounts receivable	66,692	52,566
Due from affiliates	43,830	23,986
Investments in funds	47,362	39,590
Legacy Greenspring investments in funds and accrued carried interest allocations	629,228	631,197
Deferred income tax assets	275	349
Lease right-of-use assets, net	18,307	16,665
Other assets and receivables	16,859	11,491
Assets of Consolidated Funds:
Cash and cash equivalents	44,511	38,164
Investments, at fair value	415,011	131,858
Other assets	17,688	1,745
Total assets	$1,376,034	$995,188

Liabilities
Accounts payable, accrued expenses and other liabilities	$29,484	$27,155
Accrued compensation and benefits	699,015	57,487
Legacy Greenspring accrued carried interest-related compensation	495,739	484,154
Due to affiliates	18,072	5,845
Lease liabilities	18,814	17,415
Liabilities of Consolidated Funds:
Other liabilities	17,580	1,645
Total liabilities	$1,278,704	$593,701
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2025	2024	2023
Revenues
Management and advisory fees, net	$767,014	$585,140	$497,179
Performance fees:
Incentive fees	32,275	25,339	9,663
Carried interest allocations:
Realized	159,653	49,401	131,089
Unrealized	141,547	126,908	(253,342)
Total carried interest allocations	301,200	176,309	(122,253)
Legacy Greenspring carried interest allocations(1)	74,341	(75,157)	(452,163)
Total performance fees	407,816	126,491	(564,753)
Total revenues	1,174,830	711,631	(67,574)
Expenses
Compensation and benefits:
Cash-based compensation	331,808	292,962	252,180
Equity-based compensation	669,126	42,357	24,940
Performance fee-related compensation:
Realized	94,748	37,687	79,846
Unrealized	94,272	74,694	(119,039)
Total performance fee-related compensation	189,020	112,381	(39,193)
Legacy Greenspring performance fee-related compensation(1)	74,341	(75,157)	(452,163)
Total compensation and benefits	1,264,295	372,543	(214,236)
General, administrative and other	177,354	167,317	147,159
Total expenses	1,441,649	539,860	(67,077)
Other income (expense)
Investment income (loss)	15,096	7,452	(2,509)
Legacy Greenspring investment loss(1)	(1,185)	(9,087)	(44,075)
Investment income of Consolidated Funds	65,374	28,472	9,315
Interest income	10,850	3,664	1,921
Interest expense	(12,701)	(9,331)	(4,189)
Other income (loss)	(32,650)	2,455	(1,420)
Total other income (expense)	44,784	23,625	(40,957)
Income (loss) before income tax	(222,035)	195,396	(41,454)
Income tax expense (benefit)	(49,208)	27,576	3,821
Net income (loss)	(172,827)	167,820	(45,275)
Less: Net income attributable to non-controlling interests in subsidiaries	79,282	37,240	35,194
Less: Net loss attributable to non-controlling interests in legacy Greenspring entities(1)	(1,185)	(9,087)	(44,075)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(125,850)	59,956	(19,772)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	53,731	15,838	1,776
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	758	5,782	—
Net income (loss) attributable to StepStone Group Inc.	$(179,563)	$58,091	$(18,398)

Net income (loss) per share of Class A common stock:
Basic	$(2.52)	$0.91	$(0.30)
Diluted	$(2.52)	$0.91	$(0.30)
Weighted-average shares of Class A common stock:
Basic	71,142,916	63,489,135	61,884,671
Diluted	71,142,916	66,544,038	61,884,671
Dividends declared per share of Class A common stock	$1.08	$1.08	$0.80
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 3 and 5 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended March 31,
	2025	2024	2023
Net income (loss)	$(172,827)	$167,820	$(45,275)
Other comprehensive income (loss):
Foreign currency translation adjustment	38	(793)	(181)
Unrealized gain (loss) on defined benefit plan, net	1,179	118	(506)
Total other comprehensive income (loss)	1,217	(675)	(687)
Comprehensive income (loss) before non-controlling interests	(171,610)	167,145	(45,962)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	79,840	36,912	34,856
Less: Comprehensive loss attributable to non-controlling interests in legacy Greenspring entities	(1,185)	(9,087)	(44,075)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(125,615)	59,805	(19,925)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	53,731	15,838	1,776
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	758	5,782	—
Comprehensive income (loss) attributable to StepStone Group Inc.	$(179,139)	$57,895	$(18,594)
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2022	$61	$48	$587,243	$229,615	$658	$32,063	$194,480	$780,162	$1,824,330
Net income (loss)	—	—	—	(18,398)	—	35,194	(44,075)	(19,772)	(47,051)
Other comprehensive loss	—	—	—	—	(196)	(338)	—	(153)	(687)
Contributed capital	—	—	—	—	—	142	13,387	37	13,566
Equity-based compensation	—	—	8,889	—	—	388	—	7,112	16,389
Distributions	—	—	—	—	—	(31,070)	(11,134)	(78,439)	(120,643)
Dividends declared	—	—	—	(50,787)	—	—	—	—	(50,787)
Vesting of RSUs, net of shares withheld for employee taxes	—	—	(1,524)	—	—	—	—	(1,219)	(2,743)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	2	(2)	(1)	—	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	19,546	—	(1)	1	—	(19,546)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(3,586)	—	—	—	—	—	(3,586)
Balance at March 31, 2023	63	46	610,567	160,430	461	36,380	152,658	668,182	1,628,787
Net income (loss)	—	—	—	58,091	—	37,240	(9,087)	59,956	146,200
Other comprehensive loss	—	—	—	—	(196)	(328)	—	(151)	(675)
Contributed capital	—	—	—	—	—	—	12,460	43	12,503
Equity-based compensation	—	—	10,771	—	—	674	—	8,236	19,681
Distributions	—	—	—	—	—	(39,573)	(8,989)	(57,768)	(106,330)
Dividends declared	—	—	—	(70,346)	—	—	—	—	(70,346)
Vesting of RSUs, net of shares withheld for employee taxes	1	—	(392)	—	—	—	—	(304)	(695)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common shares	2	(1)	(2)	—	—	—	—	—	(1)
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	21,277	—	39	(2,881)	—	(18,435)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	132,560	—	—	—	—	—	132,560
Reclassification and adjustment of non-controlling interests in subsidiaries to redeemable equity at redemption value	—	—	(465,339)	(134,407)	—	(34,860)	—	(451,886)	(1,086,492)
Reclassification of non-controlling interests in subsidiaries from redeemable equity	—	—	—	—	—	976,354	—	—	976,354
Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	147,042	$208,514	$1,654,591
(1)See notes 11 and 14 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
Net income (loss)	—	—	—	(179,563)	—	79,282	(1,185)	(125,850)	(227,316)
Other comprehensive income	—	—	—	—	424	558	—	235	1,217
Contributed capital	—	—	—	—	—	8,773	19,603	3	28,379
Equity-based compensation	—	—	9,847	—	—	816	—	6,659	17,322
Distributions	—	—	—	—	—	(49,789)	(31,971)	(79,490)	(161,250)
Dividends declared	—	—	—	(76,751)	—	—	—	—	(76,751)
Vesting of RSUs, net of shares withheld for employee taxes	1	—	(897)	—	—	—	—	(576)	(1,472)
Class A common stock issued under ESPP	—	—	1,585	—	—	—	—	936	2,521
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common shares	10	(8)	(10)	—	—	—	—	—	(8)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	54,977	—	—	54,977
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	41,559	—	—	(12,666)	—	(28,893)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	5,950	—	—	—	—	—	5,950
Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	$133,489	$20,793	$1,390,148
(1)See notes 11 and 14 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(172,827)	$167,820	$(45,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,489	47,588	47,443
Unrealized carried interest allocations and investment (income) loss	(148,508)	(127,815)	261,354
Unrealized legacy Greenspring carried interest allocations and investment loss	(2,090)	149,293	577,484
Unrealized performance fee-related compensation	94,272	74,694	(119,039)
Unrealized legacy Greenspring performance fee-related compensation	11,211	(134,906)	(526,837)
Amortization of deferred financing costs	847	472	472
Equity-based compensation	650,132	39,448	24,940
Change in deferred income taxes	(75,061)	9,212	(12,692)
Fair value adjustment for acquisition-related contingent consideration	15,776	16,809	9,361
Gain on remeasurement of lease liabilities	—	(106)	(2,709)
Loss on sale of subsidiary	—	812	—
Payments for acquisition-related contingent consideration	(51,456)	—	—
Other non-cash activities	103	579	40
Adjustments to reconcile net income to net cash provided by operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(62,192)	(26,147)	(9,312)
Purchases of investments of Consolidated Funds	(226,160)	(77,144)	(21,287)
Proceeds from sale of investments of Consolidated Funds	5,199	2,028	4
Changes in operating assets and liabilities:
Fees and accounts receivable	(24,102)	(12,349)	(10,309)
Due from affiliates	(24,355)	(15,484)	(30,222)
Other assets and receivables	1,024	10,705	(3,212)
Accounts payable, accrued expenses and other liabilities	13,151	16,646	(1,216)
Accrued compensation and benefits	3,583	16,458	11,160
Due to affiliates	11,158	815	(765)
Lease right-of-use assets, net and lease liabilities	(298)	1,988	2,006
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	(15,943)	(973)	(772)
Other liabilities and payables	15,975	1,079	566
Net cash provided by operating activities	64,928	161,522	151,183
Cash flows from investing activities
Contributions to investments	(58,613)	(23,380)	(21,637)
Distributions received from investments	15,805	4,412	5,280
Contributions to investments in legacy Greenspring entities	(19,603)	(12,460)	(13,387)
Distributions received from investments in legacy Greenspring entities	24,035	3,688	4,563
Purchases of property and equipment	(5,100)	(19,607)	(5,627)
Other investing activities	1	—	1
Net cash used in investing activities	(43,475)	(47,347)	(30,807)
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$8,776	$43	$179
Purchase of non-controlling interests	(5,398)	—	—
Redemption of redeemable non-controlling interests	(12,968)	—	—
Proceeds from sale of non-controlling interests	—	3,045	—
Proceeds from revolving credit facility	125,000	50,000	35,000
Proceeds from issuance of Class A common stock of shares under ESPP	2,521	—	—
Proceeds from issuance of notes payable	175,000	—	—
Deferred financing costs	(5,401)	—	—
Payments on revolving credit facility	(175,000)	—	—
Distributions to non-controlling interests	(129,279)	(97,341)	(109,509)
Proceeds from capital contributions to legacy Greenspring entities	19,603	12,460	13,387
Distributions to non-controlling interests in legacy Greenspring entities	(31,971)	(8,989)	(11,134)
Payments for acquisition-related contingent consideration	(17,769)	—	—
Dividends paid to common stockholders	(75,840)	(68,474)	(49,973)
Payments for employee taxes related to net settlement of RSUs	(1,472)	(695)	(2,743)
Payments to related parties under Tax Receivable Agreements	(9,819)	(10,281)	(5,981)
Other financing activities	(5)	(1)	(1)
Cash flows from financing activities of Consolidated Funds:
Proceeds from borrowings on fund credit facility	7,872	—	—
Payments on fund credit facility	(7,912)	—	—
Contributions from redeemable non-controlling interests in Consolidated Funds	240,256	62,255	22,754
Redemptions of redeemable non-controlling interests in Consolidated Funds	(18,713)	—	—
Net cash provided by (used in) financing activities	87,481	(57,978)	(108,021)
Effect of foreign currency exchange rate changes	(1,442)	(3,402)	(287)
Net increase in cash, cash equivalents and restricted cash	107,492	52,795	12,068
Cash, cash equivalents and restricted cash at beginning of period	182,312	129,517	117,449
Cash, cash equivalents and restricted cash at end of period	$289,804	$182,312	$129,517

Supplemental disclosures:
Interest paid	$7,237	$8,462	$3,551
Taxes paid	14,145	14,289	29,487
Non-cash operating, investing, and financing activities:
Accrued dividends	$911	$1,872	$814
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	5,950	132,560	(3,586)
Establishment of lease liabilities in exchange for lease right-of-use assets	—	5,501	77,347
Remeasurement of lease liabilities	—	—	(18,166)
Issuance of note related to sale of subsidiary	—	8,436	—
Reclassification and adjustment of non-controlling interests in subsidiaries to redeemable equity at redemption value	—	1,086,492	—
Settlement of non-controlling interests related to awards of carried interest allocations	54,977	—	—
Equity issued for redemption of redeemable non-controlling interests	97,383	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$244,791	$143,430	$102,565
Restricted cash	502	718	955
Cash and cash equivalents of Consolidated Funds	44,511	38,164	25,997
Total cash, cash equivalents and restricted cash	$289,804	$182,312	$129,517
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 11). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of March 31, 2025, SSG held approximately 64.6% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.
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
The Company has determined that certain of its operating subsidiaries, including StepStone Group Real Assets LP (“SRA”), StepStone Group Real Estate LP (“SRE”), StepStone Group Private Debt AG (formerly Swiss Capital Alternative Investments AG) (“SPD”), and StepStone Group Private Wealth LLC (“SPW”) and certain StepStone Funds are VIEs, and that the Company is the primary beneficiary of each entity because it has a controlling financial interest in each entity; accordingly, the Company consolidates these entities. The assets and liabilities of the consolidated VIEs are presented gross in the consolidated balance sheets. The assets of the consolidated VIEs may only be used to settle obligations of the consolidated VIEs. See note 4 for more information on both consolidated and unconsolidated VIEs.
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
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on the Company’s consolidated balance sheets to clearly distinguish between the Company’s interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the consolidated statements of income (loss), is presented net of the portion of net income (loss) attributable to holders of non-controlling interests. See note 14 for more information on ownership interests in the Company.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Non-controlling interests in subsidiaries represent the economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Current Events
In 2024, signs of easing inflation coupled with the expansion of economic activity at a sustained pace and low unemployment rates contributed to positive returns in most financial markets despite inflation remaining elevated. Between September 2024 and December 2024, the Federal Reserve announced several decisions to lower the target range for the federal funds rate ultimately to a range of 4.25% to 4.50% in response to positive trends in economic data, including a measure of inflation. In 2025, financial markets experienced significant volatility largely in response to the uncertainty of the economic impact from U.S. trade policy developments including announcement of the implementation of increases on tariffs charged by the U.S. on certain imports. The U.S. economy experienced a slowdown, moving from expansion in the last quarter of 2024 to a slight contraction in the first quarter of 2025.
The Company is continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s consolidated financial statements.
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
Fees and Accounts Receivable
Fees and accounts receivable represent contractual amounts due to the Company for management, advisory and incentive fees, net of allowances as applicable. The Company considers fees and accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of March 31, 2025 and 2024. If any accounts or portion thereof are deemed uncollectible, such amounts are expensed when that determination is made.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, notes payable, revolving credit facility and contingent consideration obligation balance to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 6 for additional details regarding the fair value of the Company’s contingent consideration obligation balance and see note 9 for additional details regarding the fair value of the Company’s notes payable and revolving credit facility balances.

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
Investments of Consolidated Funds
The Company’s Consolidated Funds are investment companies under GAAP and reflect their investments at estimated fair value. The Company has retained the specialized investment company accounting for the Consolidated Funds under GAAP. Investments of the Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in fair value is recognized in the consolidated statements of income (loss). In addition, the Consolidated Funds do not consolidate their majority-owned and controlled investments in underlying portfolio companies.
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
Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the consolidated statements of income (loss). Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the consolidated balance sheets. See note 15 for more information.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Property and Equipment
Property and equipment primarily consist of leasehold improvements, furniture, equipment, computer hardware and software and are stated at cost, less accumulated depreciation and amortization, with the net carrying amount included in other assets and receivables in the consolidated balance sheets. Property and equipment are depreciated over their estimated useful lives using the straight-line method, and the corresponding depreciation expense is included in general, administrative and other expenses in the consolidated statements of income (loss). Property and equipment are depreciated over a period of five to seven years. Leasehold improvements are amortized over the shorter of their useful lives or remaining lease terms.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company did not recognize any impairment charges related to property and equipment during each of the fiscal years ended March 31, 2025, 2024 and 2023.
Foreign Currency
The Company consolidates certain entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period and income and expenses are translated using the weighted-average exchange rate for each reporting period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated entities are included in other comprehensive income (loss) within the consolidated financial statements until realized. Gains and losses resulting from foreign-currency transactions denominated in a currency other than an entity’s functional currency are reported in other income (loss) in the consolidated statements of income (loss). These transaction gains (losses) totaled $(0.4) million, $(1.4) million and $(1.6) million for the years ended March 31, 2025, 2024 and 2023, respectively.
Business Combinations
The Company accounts for business combinations using the acquisition method of accounting, under which the purchase price of an acquisition is allocated to the assets acquired and liabilities assumed based on their fair values, as determined by management at the acquisition date. Contingent consideration obligations that are elements of consideration transferred are recognized at the acquisition date as part of the fair value transferred in exchange for the acquired business. Contingent consideration arrangements are revalued to fair value each reporting period. Examples of critical estimates in valuing certain of the intangible assets acquired include, but are not limited to, future expected cash inflows and outflows, future fundraising assumptions, expected useful life, discount rates and income tax rates. Acquisition-related costs incurred in connection with a business combination are expensed as incurred and are included in general, administrative and other expenses in the consolidated statements of income (loss).
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which range from 8 to 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of March 31, 2025.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the years ended March 31, 2025, 2024 and 2023.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of January 1, 2025 and 2024 and determined that there was no impairment of goodwill as of either date.
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
The Company may incur certain costs in connection with satisfying its performance obligations for investment management services – primarily employee travel costs – for which it receives reimbursements from its customers. For reimbursable employee travel costs, the Company concluded it controls the services provided by its employees and, therefore, is acting as principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis – that is, as revenue in management and advisory fees, net and expense in general, administrative and other expenses in the consolidated statements of income (loss). For reimbursable costs incurred in connection with satisfying its performance obligations for administration services, the Company concluded it does not control the services provided by other third parties and, therefore, is acting as agent. Accordingly, the Company records the reimbursement for these costs incurred on a net basis.
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
Legacy Greenspring carried interest allocations reflect the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. The Company accounts for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606. The Company does not hold any direct economic interests in the legacy Greenspring general partner entities and thus is not entitled to any carried interest allocation from the legacy funds. All of the carried interest allocations in respect of the legacy Greenspring funds are payable to employees who are considered affiliates of the Company and are therefore reflected as legacy Greenspring performance fee-related compensation in the consolidated statements of income (loss).

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2025 and 2024, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. For the year ended March 31, 2025, the Company granted cash-based incentive awards valued at $2.0 million to employees of the Company which vest over four years in equal installments subject to continued service through the vesting date. The Company recognized $42 thousand of expense related to cash-based incentive awards for the year ended March 31, 2025. There were no cash-based incentive awards granted prior to fiscal 2025.
Equity-based compensation represents grants of equity-based awards or arrangements to certain employees and directors. The Company accounts for grants of equity-based awards, including service-based restricted stock units (“RSUs”) and performance-based RSUs (or “PRSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service and performance period, which is generally the vesting period. Expense related to grants of PRSUs is recognized only to the extent the performance condition is achieved, and the estimated quantity of awards for which it is probable that the performance condition will be achieved is reevaluated each reporting period. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income (loss). The fair value of RSUs and PRSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 10 for additional information regarding the Company’s accounting for equity-based awards.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Performance fee-related compensation represents the portion of carried interest allocation revenue and incentive fees that have been awarded to employees as a form of long-term incentive compensation. Performance fee-related compensation is generally tied to the investment performance of the StepStone Funds. Approximately 50% of carried interest allocation revenue is awarded to employees as part of the Company’s long-term incentive compensation plan. Carried interest-related compensation is accounted for as compensation expense in conjunction with the related carried interest allocation revenue and, until paid, is recorded as a component of accrued carried interest-related compensation in the consolidated balance sheets. Amounts presented as realized indicate the amounts paid or payable to employees based on the receipt of carried interest allocation revenue from realized investment activity. Carried interest-related compensation expense may be subject to reversal to the extent that the related carried interest allocation revenue is reversed. Carried interest-related compensation paid to employees may be subject to clawback on an after-tax basis under certain scenarios. To date, no material amounts of realized carried interest-related compensation have been reversed. Incentive fee-related compensation is accrued as compensation expense when it is probable and estimable that payment will be made in accordance with the applicable governing agreement. On April 1, 2024, certain of the Company’s non-wholly owned subsidiaries underwent transactions to effect unitization of the outstanding limited partnership interests, including the class of interests relating to awards of carried interest allocations granted to employees, to combine into a single class of limited partnership interests and redesignated into units. The class of interests relating to awards of carried interest allocations granted to employees were previously presented as carried interest-related compensation expense.
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
Other income (loss) includes foreign currency transaction gains and losses, non-operating activities, and amounts associated with the Consolidated Funds. Fiscal 2025 reflects a non-operating loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds of $32.5 million.
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the Partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, which are reflected within income tax expense in the consolidated statements of income (loss). As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as interest expense and general, administrative and other expenses, respectively, in the consolidated statements of income (loss). See note 11 for more information.
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
Tax Receivable Agreements
SSG has entered into an Exchanges Tax Receivable Agreement (the “Exchanges Tax Receivable Agreement”) with the Class B limited partners, Class C limited partners and Class D limited partners, and a Reorganization Tax Receivable Agreement with certain pre-IPO institutional investors (collectively, the “Tax Receivable Agreements”). The Tax Receivable Agreements provide for payment by SSG to such partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under the Tax Receivable Agreements. See note 14 for more information.
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of March 31,
	2025	2024
Foreign currency translation adjustments	$92	$77
Unrealized gain on defined benefit plan, net	636	227
Accumulated other comprehensive income	$728	$304

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Segments
The Company operates as one business, a fully-integrated private markets solution provider. The Company’s chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes. See note 17 for more information.
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk or other risks consist principally of cash, cash equivalents, restricted cash, investments and fees receivable. The majority of the Company’s cash, cash equivalents and restricted cash is held in large, high credit quality financial institutions. Substantially all cash amounts on deposit with these large financial institutions exceeded federally insured limits at March 31, 2025 and 2024. The Company actively monitors its banking relationships and periodically performs an assessment of the financial condition and the reputations of these financial institutions. Based on these results, management believes that the Company’s exposure to credit risk is remote. The concentration of credit risk related to fees receivable is generally reduced by the relatively short payment terms extended to the Company’s clients.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends current guidance for reportable segment disclosure requirements. The updated disclosure requirements include: (1) reporting of segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, (2) reporting of an amount for other segment items by reportable segment and a description of its composition, (3) reporting in interim periods of all annual disclosures about a reportable segment’s profit or loss and assets as currently required by Topic 280, (4) reporting of one or more additional measures of segment profit or loss if used by the CODM in assessing segment performance and determining allocation of resources, (5) reporting of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss, and (6) the requirement for single reportable segment entities to provide all required disclosures in Topic 280 for annual and interim periods. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance on April 1, 2024. See note 17 for further information on segment reporting.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which amends current guidance to add requirements for disaggregation of certain costs and expenses included within relevant expense captions. The update also requires the separate disclosure of total selling costs. The amendments are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact on the consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and Advisory Fees, Net	2025	2024	2023
Focused commingled funds(1)	$440,131	$295,927	$227,003
SMAs	252,709	223,958	210,187
Advisory and other services	67,061	60,057	56,244
Fund reimbursement revenues	7,113	5,198	3,745
Total management and advisory fees, net	$767,014	$585,140	$497,179
_______________________________
(1)Includes income-based incentive fees of $8.0 million, $1.4 million and $0 million for the years ended March 31, 2025, 2024 and 2023, respectively.

	Year Ended March 31,
Incentive Fees	2025	2024	2023
SMAs	$8,878	$16,294	$6,606
Focused commingled funds	23,397	9,045	3,057
Total incentive fees	$32,275	$25,339	$9,663

	Year Ended March 31,
Carried Interest Allocations	2025	2024	2023
SMAs	$171,801	$142,411	$(110,020)
Focused commingled funds	129,399	33,898	(12,233)
Total carried interest allocations	$301,200	$176,309	$(122,253)

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

	Year Ended March 31,
Legacy Greenspring Carried Interest Allocations	2025	2024	2023
SMAs	$37	$1,029	$—
Focused commingled funds	74,304	(76,186)	(452,163)
Total legacy Greenspring carried interest allocations(1)	$74,341	$(75,157)	$(452,163)
_______________________________
(1)The years ended March 31, 2025, 2024, and 2023 reflect the net effect of gross realized carried interest allocations of $63.1 million, $59.7 million, and $74.7 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Year Ended March 31,
Revenues(1)	2025	2024	2023
United States	$521,236	$191,373	$(238,441)
Non-U.S. countries	653,594	520,258	170,867
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the years ended March 31, 2025, 2024 and 2023, no individual client represented 10% or more of the Company’s net management and advisory fees.
For the years ended March 31, 2025 and 2024, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees. For the year ended March 31, 2023, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees.
As of March 31, 2025 and 2024, the Company had $26.8 million and $31.0 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. During the year ended March 31, 2025, the Company had recognized $3.2 million as revenue from amounts included in the deferred revenue balance as of March 31, 2024.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,376.0 million and $995.2 million as of March 31, 2025 and 2024, respectively. The liabilities of the consolidated VIEs totaled $1,278.7 million and $593.7 million as of March 31, 2025 and 2024, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of March 31, 2025 and 2024, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of March 31,
	2025	2024
Investments in funds	$176,339	$135,043
Legacy Greenspring investments in funds	133,489	147,042
Due from affiliates, net	47,693	34,744
Less: Amounts attributable to non-controlling interests in subsidiaries	26,465	25,362
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	133,489	147,042
Maximum exposure to loss	$197,567	$144,425
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of March 31,
	2025	2024
Investments in funds(1)	183,694	135,043
Accrued carried interest allocations	1,495,664	1,354,051
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	629,228	631,197
Total equity method investments	2,308,586	2,120,291
_______________________________
(1)The Company’s investments in funds were $275.7 million and $204.8 million as of March 31, 2025 and 2024, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $133.5 million and $147.0 million and carried interest allocations of $495.7 million and $484.2 million as of March 31, 2025 and 2024, respectively.
The Company recognized equity method income (loss) of the following:

	Year Ended March 31,
	2025	2024	2023
Carried interest allocations	$301,200	$176,309	$(122,253)
Investment income (loss)	15,096	7,452	(2,509)
Legacy Greenspring carried interest allocations	74,341	(75,157)	(452,163)
Legacy Greenspring investment loss	(1,185)	(9,087)	(44,075)
Total equity method income (loss)	$389,452	$99,517	$(621,000)
The increase in carried interest allocations for the year ended March 31, 2025 as compared to the year ended March 31, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The increase in carried interest allocations for the year ended March 31, 2024 as compared to the year ended March 31, 2023 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds as compared to net unrealized depreciation in the prior year period. The increase in legacy Greenspring carried interest allocations for the year ended March 31, 2025 as compared to the year ended March 31, 2024 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments as compared to net unrealized depreciation in the prior year period. The increase in legacy Greenspring carried interest allocations for the year ended March 31, 2024 as compared to the year ended March 31, 2023 was primarily attributable to lower net unrealized depreciation in the fair value of certain underlying fund investments. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of March 31, 2025 and 2024, the Company’s investments in one and two SMAs, respectively, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 15% and 26%, respectively, of the total accrued carried interest allocations balance as of those dates. As of March 31, 2025 and 2024, the Company’s investments in three commingled funds each individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 47% and 36%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Of the total accrued carried interest allocations balance as of March 31, 2025 and 2024, $758.0 million and $719.5 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of March 31, 2025 and 2024, $495.7 million and $484.2 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets and $133.5 million and $147.0 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of March 31, 2025 and 2024 and for the years ended March 31, 2025, 2024 and 2023, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Summarized financial information for the Company’s equity method investments reflected below represents the financial position as of March 31, 2025 and 2024, and the results of operations for the years ended March 31, 2025, 2024 and 2023, which are reported on a three-month lag. Assets are primarily composed of the investments held by the StepStone Funds.

	As of March 31,
	2025	2024
Assets	$91,879,641	$73,311,149
Liabilities	3,003,340	2,083,509
Equity	$88,876,301	$71,227,640

	Year Ended March 31,
	2025	2024	2023
Investment income	$213,758	$131,521	$115,092
Expenses	(901,553)	(631,707)	(446,413)
Net realized and unrealized gain (loss) on investments	5,215,482	3,121,627	(4,966,901)
Income tax expense	(11,644)	(28,979)	(12,261)
Net income (loss)	$4,516,043	$2,592,462	$(5,310,483)
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the consolidated financial statements.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of March 31,		Percentage of Total Investments as of March 31,
	2025	2024	2025	2024
Investments of Consolidated Funds:
Equity securities (cost of $60.0 million and $15.6 million as of March 31, 2025 and 2024, respectively)	$70,178	$17,028	17%	13%
Partnership and LLC interests (cost of $257.0 million and $76.0 million as of March 31, 2025 and 2024, respectively)	344,833	114,830	83%	87%
Total investments of Consolidated Funds	$415,011	$131,858	100%	100%
As of March 31, 2025 and 2024, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Year Ended March 31,
	2025	2024	2023
Investment Income of Consolidated Funds:
Net realized gains on investments	$3,181	$2,325	$3
Net unrealized gains on investments	62,193	26,147	9,312
Total investment income of Consolidated Funds	$65,374	$28,472	$9,315
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis. The following tables provide details regarding the classification of these assets and liabilities within the fair value hierarchy as of the dates presented:
Financial Instruments of the Company

As of March 31, 2025
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$—	$—
Total liabilities	$—	$—	$—	$—

	As of March 31, 2024
	Level I	Level II	Level III	Total
Liabilities
Contingent consideration obligation	$—	$—	$53,449	$53,449
Total liabilities	$—	$—	$53,449	$53,449
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2025 and 2024.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of the Company are set forth below:

	Year Ended March 31,
Contingent consideration obligation	2025	2024
Balance, beginning of year:	$53,449	$36,745
Additions	—	41
Change in fair value	15,776	16,809
Settlements	(69,225)	(146)
Balance, end of year:	$—	$53,449

Changes in unrealized losses included in earnings related to financial liabilities as of reporting date	$15,776	$16,809
Contingent Consideration
The fair value of the contingent consideration obligation was based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The significant unobservable inputs required to value the contingent consideration obligation primarily related to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations. The management fee revenue target for calendar year 2024 was achieved resulting in the full earn-out amount of $75.0 million, which was fully paid prior to March 31, 2025. In accordance with the contingent consideration arrangement, a portion of the contingent earn-out liability otherwise payable to the sellers included amounts paid to certain of the Company’s employees and former employees during the year ended March 31, 2025. As a result, the contingent consideration liability was settled net of $5.8 million paid. The contingent consideration obligation was included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets as of March 31, 2024. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the consolidated statements of income (loss).
Financial Instruments of Consolidated Funds

	As of March 31, 2025
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$63,664	$63,664
Partnership and LLC interests	—	—	866	866
Total assets	$—	$—	$64,530	$64,530

	As of March 31, 2024
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$12,421	$12,421
Partnership and LLC interests	—	—	1,273	1,273
Total assets	$—	$—	$13,694	$13,694
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2025 and 2024.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of March 31, 2025 and 2024, investments with a combined fair value of $350.5 million and $118.2 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of March 31, 2025 and 2024, investments with a combined fair value of $64.5 million and $13.7 million, respectively, were classified as Level III investments. Depending on the valuation technique, the significant unobservable input used to value these investments classified as Level III could be the enterprise value to revenue multiple or the discounts to recent transaction prices or recent round of financing.

A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	As of March 31,
	2025	2024
Financial Instruments of Consolidated Funds
Balance, beginning of period:	$13,694	$6,901
Transfers into Level III	9,289	1,593
Transfers out of Level III	(4,332)	(5,067)
Purchases	38,369	8,813
Change in fair value	7,510	1,454
Balance, end of period:	$64,530	$13,694

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$7,510	$1,454
7.    Property and Equipment
Property and equipment is included in other assets and receivables in the consolidated balance sheets and consists of the following:

	As of March 31,
Property and equipment:	2025	2024
Office furniture	$8,550	$8,049
Computer equipment and software	4,416	3,642
Leasehold improvements	30,294	27,570
Property and equipment, gross	43,260	39,261
Less: Accumulated depreciation	(13,462)	(9,703)
Property and equipment, net	$29,798	$29,558
Depreciation expense related to property and equipment totaled $4.5 million, $5.2 million and $4.0 million for the years ended March 31, 2025, 2024 and 2023, respectively, and is included in general, administrative and other expenses in the consolidated statements of income (loss).

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
8.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of March 31,
	2025	2024
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(184,780)	(143,779)
Intangible assets, net	$263,872	$304,873
Amortization expense related to intangible assets was $41.0 million, $42.4 million and $43.5 million for the years ended March 31, 2025, 2024 and 2023, respectively. These amounts are included in general, administrative and other expenses in the consolidated statements of income (loss).
At March 31, 2025, the expected future amortization of finite-lived intangible assets is as follows:

Fiscal year ending March 31,
2026	$40,810
2027	40,776
2028	40,759
2029	40,759
2030	40,759
Thereafter	60,009
Total	$263,872
The carrying value of goodwill was $580.5 million as of March 31, 2025 and 2024. The Company determined there was no indication of goodwill impairment as of March 31, 2025 and 2024.
9.    Debt Obligations
The Company’s debt obligations consist of the following:

	As of March 31,
	2025	2024
Series A senior notes	$175,000	$—
Revolver	100,000	150,000
Total remaining principal	275,000	150,000
Less: Debt issuance costs	(5,732)	(1,178)
Total debt obligations	$269,268	$148,822

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
Interest on the Notes is be payable semi-annually in arrears on April 22 and October 22 of each year, commencing on April 22, 2025. Interest on the Notes accrues from and including October 22, 2024. The Notes will mature on October 22, 2029. The Partnership may, at its option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of March 31, 2025, the carrying value of the Notes, net of debt issuance costs, approximated fair value. There were no Notes outstanding as of March 31, 2024.
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
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of March 31, 2025 was 6.48%.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2025, the Company had outstanding letters of credit totaling $6.5 million.
Debt Obligations of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to the Company.
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of March 31, 2025, there were no outstanding borrowings on the Fund Credit Facility.
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
Debt Covenants
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
As of March 31, 2025, the Company was in compliance with the covenants under its various debt agreements.
10.    Equity-Based Compensation
2020 Long-Term Incentive Plan
The Company has adopted its 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs and performance stock awards to employees, directors and consultants. As of March 31, 2025, there were 28,103,332 shares of Class A common stock available to grant under the LTIP.

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
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2024	1,422,658	$27.12
Granted	451,970	$53.60
Vested	(836,857)	$(22.84)
Forfeited	(13,764)	$(29.76)
Balance as of March 31, 2025	1,024,007	$42.28
The weighted-average grant-date fair value of RSUs granted during the years ended March 31, 2025, 2024, and 2023 was $53.60, $35.07, and $28.97, respectively. The total fair value as of the respective vesting dates of RSUs vested during the years ended March 31, 2025, 2024 and 2023 was $48.9 million, $24.3 million and $16.5 million, respectively.
Performance-Based Restricted Stock Units
In March 2025, the Company granted PRSUs to certain employees that are subject to both performance-based and service-based vesting conditions. The vesting of the awards is subject to achievement of an annual income contribution target for any fiscal year within a five-year performance period and continued employment through the date the performance target is certified at the end of the fiscal year in which the target is achieved. The performance target may be met in any fiscal year within the five-year performance period, and the vesting date will occur at the end of the fiscal year period in which the target is achieved. If the performance target is not met by the end of the performance period, the awards will immediately be forfeited. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied.
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2024	—	$—
Granted	69,870	$53.67
Vested	—	$—
Forfeited	—	$—
Balance as of March 31, 2025	69,870	$53.67

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Unvested Partnership Units
In June 2018, the Company issued an aggregate of 5.2% of profits interests (the “Class B2 Interests”) in the Company to certain key employees. These Class B2 Interests provide the recipients with an opportunity to participate in the profits of the Company and proceeds of certain capital events. The Class B2 Interests vest over a period of six years from the grant date, subject to an employee’s continuous service with the Company through the applicable vesting date. Under the terms of the Fifth Amended and Restated Limited Partnership Agreement dated March 8, 2018, the vesting of the awards will occur as follows: (i) 0% during the first three years from the date of issuance, (ii) 30.0% on the third anniversary of the date of issuance, and (iii) 5.8% for each fiscal quarter after the third anniversary of the date of issuance (fully vested on the sixth anniversary of the date of issuance, or June 2024). Upon the final vesting date, all of the Class B2 units were automatically converted into Class B units and unitholders were entitled to purchase from the Company one share of Class B common stock for each Class B unit at its par value. Prior to vesting, holders of Class B2 units did not have the right to receive any distributions from the Partnership, other than tax-related distributions.
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
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. In determining the fair value of the liability classified awards, the Company considers an income approach using a discounted cash flow analysis, a market approach using observable inputs from similar or comparable transactions in the market and the contractual redemption price. The assumptions used in the analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW and the contractual transaction price, which include a discount rate applied of 34% as of March 31, 2025.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
For the years ended March 31, 2025, 2024 and 2023, the Company recognized $651.8 million, $22.9 million and $8.6 million, respectively, of expense related to liability classified awards within equity-based compensation expense in the consolidated statements of income (loss). For the years ended March 31, 2025 and 2024, the Company paid $16.2 million and $3.1 million, respectively, related to the settlement of liability classified awards. For the year ended March 31, 2023, no amounts were paid related to the settlement of liability classified awards. As of March 31, 2025 and 2024, the Company had recognized $663.9 million and $28.3 million, respectively, for liability classified awards within accrued compensation and benefits in the consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. For the year ended March 31, 2025, 69,807 shares were purchased under the ESPP. There were no shares purchased under the ESPP during the years ended March 31, 2024 and 2023 as the ESPP had not yet commenced. As of March 31, 2025, the Company has 2,130,193 shares of Class A common stock reserved for future issuances under the ESPP.
Grants of Limited Partnership Interests
In November 2022, one of the Company’s non-wholly owned subsidiaries issued new partnership interests to certain employees with a grant date fair value of $6.1 million, vesting over six years. The issuance did not impact the Company’s fully diluted interest in the subsidiary.
As of March 31, 2025, $52.1 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.6 years.
The Company recognized tax benefits related to equity-based awards of $18.4 million, $4.5 million and $1.8 million for the years ended March 31, 2025, 2024 and 2023, respectively.
11.    Income Taxes
The Company’s income (loss) before income tax consisted of the following:

	Year Ended March 31,
	2025	2024	2023
Domestic income (loss) before income tax	$(278,526)	$127,311	$(102,560)
Foreign income before income tax	56,491	68,085	61,106
Total income (loss) before income tax	$(222,035)	$195,396	$(41,454)

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s provision for income taxes:

	Year Ended March 31,
	2025	2024	2023
Current:
Federal	$11,869	$7,395	$6,933
State and local	2,944	1,650	1,726
Foreign	11,303	9,349	7,653
Total current income tax expense	26,116	18,394	16,312

Deferred:
Federal	(69,805)	8,815	(10,570)
State and local	(5,234)	295	(1,921)
Foreign	(285)	72	—
Total deferred income tax expense (benefit)	(75,324)	9,182	(12,491)
Total income tax expense (benefit)	$(49,208)	$27,576	$3,821
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended March 31,
	2025	2024	2023
Federal tax at statutory rate	21.0%	21.0%	21.0%
State and local income tax	0.6	1.1	0.8
Amounts allocated to non-controlling interests	0.6	(11.8)	(13.6)
Foreign taxes	(5.0)	4.8	(18.5)
Valuation allowance	(0.8)	(0.3)	4.7
Stock-based compensation	1.7	(0.5)	0.9
Return to provision adjustment	1.2	(0.3)	(3.7)
Other	2.9	0.1	(0.8)
Effective tax rate	22.2%	14.1%	(9.2)%
The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in fiscal 2025 differs from the statutory rate primarily because of the impact of nondeductible items. The Company’s overall effective tax rates in fiscal 2024 and 2023 are less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s deferred income tax assets and liabilities:

	As of March 31,
	2025	2024
Deferred tax assets:
Investment in the Partnership	$403,166	$195,426
Other	3,655	2,682
Total deferred tax assets before valuation allowance	406,821	198,108
Valuation allowance	(23,935)	(13,596)
Total net deferred tax assets	382,886	184,512
Deferred tax liabilities:
Total deferred tax liabilities	420	158
Net deferred tax assets	$382,466	$184,354
In accordance with the Transaction Agreements outlined in note 14, the Company remeasured the non-controlling interests in its subsidiaries to the redemption value. This adjustment had a significant impact on the Company’s share of the Partnership’s book equity, resulting in an increase in deferred tax assets recorded through equity for the year ended March 31, 2025. Each contemplated exchange is expected to lead to a corresponding decrease in deferred tax assets, also recorded through equity. In connection with the Transaction Agreements, the Company recorded an $11.3 million decrease in deferred tax assets during fiscal 2025 as a result of the 2024 Exchange (as defined below).
Under the profits interest and option agreement related to SPW, the Company recognized an expense for liability classified awards within equity-based compensation expense in the consolidated statements of income (loss) for the year ended March 31, 2025. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax asset by $90.4 million as of March 31, 2025. See note 10 for more information.
In connection with the exchanges of Class B, Class C and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during fiscal 2025, the Company recorded an overall increase to deferred tax assets for the fiscal year ended March 31, 2025 of $136.3 million, and an increase in the valuation allowance of $3.3 million. Additionally, the Company recorded a corresponding Tax Receivable Agreements liability of $116.7 million, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $9.8 million, $10.3 million and $6.0 million during the years ended March 31, 2025, 2024 and 2023, respectively, under the Tax Receivable Agreements. As of March 31, 2025, the Company’s total Tax Receivable Agreements liability was $313.7 million. See note 13 for more information.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. The total ending valuation allowance for the year ended March 31, 2025 was $23.9 million. Apart from the valuation allowance, the Company believes that the remaining deferred tax assets will be realized in full.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
A summary of the change in valuation allowance by year is as follows:

Valuation Allowance
Balance at March 31, 2023	$12,352
Income tax decrease	(1,210)
Equity increase	2,454
Balance at March 31, 2024	13,596
Income tax increase	3,900
Equity increase	6,439
Balance at March 31, 2025	$23,935
As of March 31, 2025, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by U.S. federal and certain state and local tax authorities. Management has analyzed the Company’s tax positions taken with respect to all applicable income tax issues, for all open tax years, and for all jurisdictions in which the Company is required to file tax returns and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s consolidated financial statements for the years ended March 31, 2025, 2024 and 2023.
The Company files U.S. federal, state, local and foreign tax returns on a calendar-year basis. With limited exception, returns filed prior to 2020 are no longer subject to examination by the applicable taxing authorities. There are currently no material examinations being conducted of the Company by tax authorities.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
12.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the years ended March 31, 2025, 2024 and 2023. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31,
	2025	2024	2023
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(179,563)	$58,091	$(18,398)
Incremental income from assumed vesting of RSUs	—	451	—
Incremental income from assumed vesting and exchange of Class B2 units	—	2,202	—
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(179,563)	$60,744	$(18,398)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	71,142,916	63,489,135	61,884,671
Assumed vesting of RSUs	—	512,152	—
Assumed vesting and exchange of Class B2 units	—	2,542,751	—
Weighted-average shares of Class A common stock outstanding – Diluted	71,142,916	66,544,038	61,884,671

Net income (loss) per share of Class A common stock:
Basic	$(2.52)	$0.91	$(0.30)
Diluted	$(2.52)	$0.91	$(0.30)
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
The calculation of diluted earnings per share excludes 39,656,954 Class B units, 965,761 Class C units and 1,365,065 Class D units of the Partnership outstanding as of March 31, 2025, 45,030,959 Class B units and 1,852,212 Class C units of the Partnership outstanding as of March 31, 2024, and 46,420,141 Class B units and 2,514,085 Class C units of the Partnership outstanding as of March 31, 2023, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 69,870 PRSUs outstanding as of March 31, 2025 as the related performance target has not been met as of March 31, 2025.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
As the Company was in a net loss position for the year ended March 31, 2025, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,024,007 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
As the Company was in a net loss position for the year ended March 31, 2023, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,775,732 outstanding RSUs, 2,566,566 Class B2 units and 23,417 Class B units issuable pursuant to anti-dilution rights in connection with the vesting of Class B2 units that are convertible into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive.
13.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $570.9 million, $390.5 million and $335.6 million for the years ended March 31, 2025, 2024 and 2023, respectively. The Company earned incentive fees from the StepStone Funds of $22.6 million, $9.1 million and $3.0 million for the years ended March 31, 2025, 2024 and 2023, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $301.2 million, $176.3 million and $(122.3) million for the years ended March 31, 2025, 2024 and 2023, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $74.3 million, $(75.2) million, and $(452.2) million for the years ended March 31, 2025, 2024 and 2023, respectively.
Due from affiliates in the consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, amounts due from employees and loans due from affiliated entities, as set forth below.

	As of March 31,
	2025	2024
Amounts receivable from StepStone Funds	$65,765	$40,588
Amounts receivable from employees	12,919	13,450
Amounts receivable from loans	14,039	13,493
Total due from affiliates	$92,723	$67,531
Due to affiliates in the consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and distributions payable to certain employee equity holders of consolidated subsidiaries, as set forth below.

	As of March 31,
	2025	2024
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$313,749	$206,841
Amounts payable to StepStone Funds	18,072	5,844
Distributions payable to certain employee equity holders of consolidated subsidiaries	—	233
Total due to affiliates	$331,821	$212,918

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company made payments of $9.8 million, $10.3 million, and $6.0 million during the years ended March 31, 2025, 2024 and 2023, respectively, under the Tax Receivable Agreements.
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2024:

	Class A Common Stock	Class B Common Stock
March 31, 2024	65,614,902	45,030,959
Class A common stock issued in exchange for Class B Partnership units	7,963,988	(7,963,988)
Class A common stock issued in exchange for Class C Partnership units	886,451	—
Class A common stock issued in exchange for Class D Partnership units	901,354	—
Class A common stock issued for vesting of RSUs, net of shares withheld for employee taxes	811,503	—
Class A common stock issued for purchase of asset class non-controlling interests	513,394	—
Class A common stock issued under ESPP	69,807	—
Class B common stock purchased at par value in connection with vesting of Class B2 units(1)	—	2,589,983
March 31, 2025	76,761,399	39,656,954
_______________________________
(1)Includes 23,417 Class B units issued pursuant to anti-dilution rights in connection with the vesting of Class B2 units.
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of March 31, 2025, no shares of preferred stock were issued or outstanding.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
In March 2025, the Company issued 470,300 shares of Class A common stock to certain limited partners of the Partnership in exchange for 470,300 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 171,905 shares of Class A common stock to certain limited partners of the Partnership in exchange for 171,905 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
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
Also in September 2024, the Company conducted an underwritten public offering of 4,099,997 shares of Class A common stock at a public offering price of $50.00 per share. The Company used all of the net proceeds from the offering, after underwriting discounts and commissions and expenses, to purchase (i) 300,000 shares of Class A common stock of the Company from certain selling stockholders, (ii) 3,094,981 Class B units of the Partnership from certain holders thereof, including certain directors and executive officers of the Company, and (iii) 705,016 Class C units of the Partnership from certain holders thereof. 3,094,981 shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and 3,799,997 Class A units of the Partnership were issued to the Company.
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
The portion of the equity interests to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered will be calculated using exchange ratios determined each year based on a formula establishing an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Company’s Class A common stock relative to the Company’s estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place, in which case if not met the exchange would be skipped and combined in a subsequent year if and when the minimum adjusted trading multiple was met. Therefore, the non-controlling interests subject to the Transaction Agreements are not mandatorily redeemable as of March 31, 2025.
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
Also on April 1, 2024, the Company exchanged certain ordinary shares in the SPD subsidiary and paid $5.4 million to purchase certain preferred shares in SPD with liquidation preference rights in connection with the Transaction Agreements. There was no change in the Company’s economic interest in SPD as a result of the transaction.

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
As of March 31, 2025, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $6.3 million in the consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
Dividends and Distributions
Dividends and distributions are reflected in the consolidated statements of stockholders’ equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to limited partners of the Partnership and holders of non-controlling interests in subsidiaries.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2022	$0.20
Second quarter	September 15, 2022	0.20
Third quarter	December 15, 2022	0.20
Fourth quarter	March 15, 2023	0.20
Total dividends paid in FY2023		$0.80

First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 14, 2025	0.24
Total dividends paid in FY2025		$1.08
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2023 and 2024, respectively.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Year Ended March 31,
	2025	2024
Beginning balance	$102,623	$24,530
Contributions	240,256	62,255
Redemption of redeemable non-controlling interests	(18,713)	—
Net income	53,731	15,838
Ending balance	$377,897	$102,623

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Year Ended March 31,
	2025	2024
Beginning balance	$115,920	$—
Reclassification from permanent equity at redemption value	—	1,086,492
Net income	758	5,782
Reclassification to permanent equity	—	(976,354)
Redemption of redeemable non-controlling interests	(110,351)	—
Ending balance	$6,327	$115,920
15.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its consolidated financial statements as of March 31, 2025.
Lease Commitments
The Company leases offices in 28 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of March 31, 2025, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the consolidated statements of income (loss) were as follows:

	Year Ended March 31,
	2025	2024	2023
Operating lease cost(1)(2)	$16,190	$15,578	$10,983
Variable lease cost	1,269	459	1,375
Sublease income	(1,842)	(1,851)	(1,778)
Total lease cost	$15,617	$14,186	$10,580
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
(2)Includes a gain of $0.1 million and $2.7 million for the years ended March 31, 2024 and 2023, respectively, related to lease remeasurement adjustments due to a reduction in lease terms.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$15,577	$12,650	$10,613
Weighted-average remaining lease term for operating leases (in years)	10.7	11.4	12.1
Weighted-average discount rate for operating leases	4.7%	4.7%	4.6%
As of March 31, 2025, maturities of operating lease liabilities were as follows:

FY2026	$17,028
FY2027	15,736
FY2028	13,596
FY2029	15,603
FY2030	15,899
Thereafter	72,308
Total lease liabilities	150,170
Less: Imputed interest	(36,651)
Total operating lease liabilities	$113,519
Unfunded Capital Commitments
As of March 31, 2025 and 2024, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $125.0 million and $115.7 million, respectively. The $125.0 million and $115.7 million of unfunded commitments as of March 31, 2025 and 2024, respectively, exclude $47.8 million and $67.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2025 and 2024, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of March 31, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $355.0 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheets as of March 31, 2025 and 2024. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
16.    Employee Benefits
The Company provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes non-discretionary contributions to the plans, which amounted to $6.6 million, $6.0 million and $4.6 million for the years ended March 31, 2025, 2024 and 2023, respectively, and are included in cash-based compensation in the consolidated statements of income (loss).
One of the Company’s subsidiaries with non-U.S. operations maintains a defined benefit pension plan (the “Plan”). The Plan covers certain non-U.S. employees and provides benefits to such employees upon retirement, disability and/or death. As of March 31, 2025 and 2024, the Plan’s assets totaled $40.1 million and $32.4 million, respectively. As of March 31, 2025 and 2024, the underfunded pension obligation, based on the latest actuarial determination, was $1.0 million and $2.6 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheets. Net period benefit cost recognized was $1.3 million, $1.0 million and $0.5 million for the years ended March 31, 2025, 2024 and 2023, respectively, which is included in cash-based compensation in the consolidated statements of income (loss).
17.    Segment Reporting
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
The Company’s single reportable segment earns substantially all its revenue from management, advisory, and performance fees. The CODM manages the Company on a consolidated basis and utilizes GAAP net income (loss) as presented in the consolidated statements of income (loss) as the primary financial measure used to assess the performance of and allocate resources to the business. The CODM regularly reviews the GAAP consolidated statements of income (loss) including the revenue, expense and other captions as presented in the Company’s periodic filings. There are no other significant expenses or specified revenue and expense categories reviewed by the CODM other than as reflected in the consolidated statements of income (loss). The CODM reviews segment assets at the consolidated level within the consolidated balance sheets, as there is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the consolidated financial statements here within.
18.    Subsequent Events
On May 22, 2025, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock and a supplemental cash dividend of $0.40 per share of Class A common stock, both payable on June 30, 2025 to holders of record as of the close of business on June 13, 2025.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2025.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this annual report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2025, which is included in Item 8 of this annual report.
Item 9B. Other Information.
(a) Change in Control Severance Agreement.
On May 20, 2025, we entered into a Change in Control Severance Agreement with David Y. Park, our Chief Financial Officer, pursuant to which Mr. Park is eligible to receive the following severance benefits in the event his employment is terminated without “cause” or he resigns for “good reason” after we experience a “change in control” (each as defined in the Change in Control Severance Agreement): (i) a lump sum cash severance payment equal to two times the sum of (A) Mr. Park’s base salary and (B) his annual bonus earned for the preceding fiscal year (including any portion paid in cash and any portion granted as equity awards), (ii) 24 months of Company-paid group health plan continuation, and (iii) accelerated vesting of all unvested equity or equity-based awards, carried interest awards and awards under any incentive fee plan (with any performance-based vesting conditions determined in accordance with the applicable plan or award agreement). The severance benefits are subject to Mr. Park’s execution and non-revocation of a release of claims in favor of the Company.
The foregoing summary of the Change in Control Severance Agreement does not purport to be complete and is qualified in its entirety by reference to the complete terms of the Change in Control Severance Agreement filed as Exhibit 10.20 hereto, which is incorporated herein by reference.
(b) Trading Arrangements.
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
The remaining information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Executive Officers” of the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2025.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections titled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” and “Executive Compensation Tables” of the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the section titled “Beneficial Ownership of Securities” of the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2025.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the LTIP and ESPP as of March 31, 2025:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,093,877	N/A	30,233,525
Equity compensation plans not approved by security holders	—	—	—
Total	1,093,877	N/A	30,233,525
_______________________________
(1)Reflects the outstanding RSUs and PRSUs granted under the LTIP as of March 31, 2025.

(2)Includes 2,130,193 shares available for issuance under the ESPP as of March 31, 2025 and 28,103,332 shares available for issuance under the LTIP as of March 31, 2025. The aggregate number of our shares available for future issuance under the LTIP automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030, in an amount equal to 5% of the total number of shares of stock outstanding on December 31st of the preceding calendar year. The Board may provide that there will be no January 1st increase in the shares available for future issuance for any such year or that the increase in the shares available for future issuance for any such year will be a smaller number of shares than would otherwise occur under the automatic increase.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the sections titled “Certain Relationships and Related Person Transactions” and “Director Independence” of the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2025.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section titled “Independent Registered Public Accounting Firm” of the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2025.

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
(3)Exhibits:

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative.	8-K	2.1	7/07/2021	001-39510
2.2	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Group Real Estate LP, Jeffrey Giller, solely in his capacity as a seller representative, and the seller parties signatory thereto.	8-K	2.1	2/08/2024	001-39510
2.3	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Group Real Assets LP, James O’Leary, solely in his capacity as a seller representative, and the seller parties signatory thereto.	8-K	2.2	2/08/2024	001-39510
2.4	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Europe Limited, Swiss Capital Alternative Investments AG, Marcel Schindler, solely in his capacity as a seller representative, and SC Partner LP.	8-K	2.3	2/08/2024	001-39510

3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
4.1	Description of Securities.					X
4.2	Form of 5.52% Series A Senior Note due October 22, 2029 (included in Exhibit 10.18).	8-K	4.1	10/23/2024	001-39510
10.1	Tenth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of May 31, 2024, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities party thereto.	8-K	10.1	5/31/2024	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities party thereto.	8-K	10.2	9/18/2020	001-39510
10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities party thereto.	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto.	8-K	10.4	9/18/2020	001-39510
10.5	Second Amended & Restated Registration Rights Agreement, dated as of May 31, 2024, by and among the Company and the other persons and entities party thereto.	8-K	10.2	5/31/2024	001-39510
10.6	Amended and Restated Stockholders Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.2	9/20/2021	001-39510
10.7†	StepStone Group Inc. 2020 Long-Term Incentive Plan.	8-K	10.7	9/18/2020	001-39510
10.8†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan.					X
10.9†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan (for awards issued between February 2023 and February 2025).	10-Q	10.2	2/09/2023	001-39510
10.10†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan (for awards issued prior to February 2023).	S-1	10.8	8/24/2020	333-248313
10.11†	Form of Indemnification Agreement for directors and officers.	S-1	10.9	8/24/2020	333-248313
10.12	Class C Exchange Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.5	9/20/2021	001-39510
10.13	Amended and Restated Credit Agreement, dated as of May 16, 2024, by and among StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto.	8-K	10.1	5/17/2024	001-39510
10.14	Option Agreement, dated November 2, 2022.	8-K	10.1	11/03/2022	001-39510

10.15†	Consulting Services Agreement, effective as of August 1, 2023, by and among StepStone Group Inc., StepStone Group LP, MMAR HNL, LLC and Monte Brem.	10-Q	10.2	8/07/2023	001-39510
10.16†	StepStone Group Inc. 2023 Employee Stock Purchase Plan.	S-8	99.3	9/18/2023	333-274556
10.17	Class D Exchange Agreement, dated as of May 31, 2024, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.3	5/31/2024	001-39510
10.18^	Note Purchase Agreement, dated as of October 22, 2024, by StepStone Group LP and acknowledged and agreed to by the purchasers party thereto.	8-K	10.1	10/23/2024	001-39510
10.19†	StepStone Group LP Evergreen Fund Incentive Plan					X
10.20†	Form of Award Agreement under the StepStone Group LP Evergreen Fund Incentive Plan.					X
10.21†	Change in Control Severance Agreement, dated as of May 20, 2025, by and among the Company, the Partnership and David Y. Park.					X
19.1	StepStone Group Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst & Young LLP.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	StepStone Group Inc. Clawback Policy.	10-K	97.1	5/24/2024	001-39510
101
The following financial information in Part II, Item 8, “Financial Statements and Supplementary Data” from our annual report on Form 10-K for the year ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).					X

†	Indicates a management contract or compensatory plan or arrangement.
*	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.
^	Confidential information in this exhibit has been omitted.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 23, 2025.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 23, 2025.

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