Form 10-Q
period 2025-06-30
StepStone Group Inc.
filed 2025-08-07
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 5, 2025, there were 78,552,912 shares of the registrant’s Class A common stock, par value $0.001, and 39,504,186 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies, the favorability of the private markets fundraising environment, successful integration of acquired businesses and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2025 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$191,469	$244,791
Restricted cash	524	502
Fees and accounts receivable	90,508	80,871
Due from affiliates	105,217	92,723
Investments:
Investments in funds	202,679	183,694
Accrued carried interest allocations	1,585,209	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	663,580	629,228
Deferred income tax assets	403,321	382,886
Lease right-of-use assets, net	89,092	91,841
Other assets and receivables	68,209	62,869
Intangibles, net	253,665	263,872
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	52,662	44,511
Investments, at fair value	493,506	415,011
Other assets	2,228	17,688
Total assets	$4,782,411	$4,586,693
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$84,035	$89,731
Accrued compensation and benefits	943,007	736,695
Accrued carried interest-related compensation	802,308	757,968
Legacy Greenspring accrued carried interest-related compensation(1)	529,248	495,739
Due to affiliates	341,813	331,821
Lease liabilities	112,484	113,519
Debt obligations	269,594	269,268
Liabilities of Consolidated Funds:
Other liabilities	2,510	17,580
Total liabilities	3,084,999	2,812,321
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	459,927	377,897
Redeemable non-controlling interests in subsidiaries	6,906	6,327
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 78,552,912 and 76,761,399 issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	79	77
Class B common stock, $0.001 par value, 125,000,000 authorized; 39,504,186 and 39,656,954 issued and outstanding as of June 30, 2025 and March 31, 2025, respectively	40	40
Additional paid-in capital	484,859	421,057
Accumulated deficit	(331,990)	(242,546)
Accumulated other comprehensive income	944	728
Total StepStone Group Inc. stockholders’ equity	153,932	179,356
Non-controlling interests in subsidiaries	946,033	1,056,510
Non-controlling interests in legacy Greenspring entities(1)	134,332	133,489
Non-controlling interests in the Partnership	(3,718)	20,793
Total stockholders’ equity	1,230,579	1,390,148
Total liabilities and stockholders’ equity	$4,782,411	$4,586,693
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	June 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$95,909	$75,769
Restricted cash	524	502
Fees and accounts receivable	65,133	66,692
Due from affiliates	61,325	43,830
Investments in funds	56,355	47,362
Legacy Greenspring investments in funds and accrued carried interest allocations	663,580	629,228
Deferred income tax assets	275	275
Lease right-of-use assets, net	17,664	18,307
Other assets and receivables	16,693	16,859
Assets of Consolidated Funds:
Cash and cash equivalents	52,662	44,511
Investments, at fair value	493,506	415,011
Other assets	2,228	17,688
Total assets	$1,525,854	$1,376,034

Liabilities
Accounts payable, accrued expenses and other liabilities	$32,341	$29,484
Accrued compensation and benefits	891,928	699,015
Legacy Greenspring accrued carried interest-related compensation	529,248	495,739
Due to affiliates	25,576	18,072
Lease liabilities	18,316	18,814
Liabilities of Consolidated Funds:
Other liabilities	2,510	17,580
Total liabilities	$1,499,919	$1,278,704
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2025	2024
Revenues
Management and advisory fees, net	$211,173	$178,015
Performance fees:
Incentive fees	190	841
Carried interest allocations:
Realized	24,404	41,804
Unrealized	88,883	(25,170)
Total carried interest allocations	113,287	16,634
Legacy Greenspring carried interest allocations(1)	39,637	(9,089)
Total performance fees	153,114	8,386
Total revenues	364,287	186,401
Expenses
Compensation and benefits:
Cash-based compensation	95,985	78,224
Equity-based compensation	188,718	19,179
Performance fee-related compensation:
Realized	11,705	20,848
Unrealized	44,357	(10,923)
Total performance fee-related compensation	56,062	9,925
Legacy Greenspring performance fee-related compensation(1)	39,637	(9,089)
Total compensation and benefits	380,402	98,239
General, administrative and other	42,914	41,011
Total expenses	423,316	139,250
Other income (expense)
Investment income	10,512	2,595
Legacy Greenspring investment income (loss)(1)	3,382	(1,255)
Investment income of Consolidated Funds	21,671	7,635
Interest income	2,496	2,057
Interest expense	(4,534)	(2,990)
Other income (loss)	5,152	(351)
Total other income	38,679	7,691
Income (loss) before income tax	(20,350)	54,842
Income tax expense (benefit)	(8,339)	6,797
Net income (loss)	(12,011)	48,045
Less: Net income attributable to non-controlling interests in subsidiaries	28,617	16,615
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	3,382	(1,255)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(27,122)	13,324
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	20,957	5,671
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	579	362
Net income (loss) attributable to StepStone Group Inc.	$(38,424)	$13,328

Net income (loss) per share of Class A common stock:
Basic	$(0.49)	$0.20
Diluted	$(0.49)	$0.20
Weighted-average shares of Class A common stock:
Basic	77,846,710	66,187,754
Diluted	77,846,710	68,593,761
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2, 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2025	2024
Net income (loss)	$(12,011)	$48,045
Other comprehensive income (loss):
Foreign currency translation adjustment	(777)	(22)
Total other comprehensive loss	(777)	(22)
Comprehensive income (loss) before non-controlling interests	(12,788)	48,023
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	28,301	16,605
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	3,382	(1,255)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(27,289)	13,319
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	20,957	5,671
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	579	362
Comprehensive income (loss) attributable to StepStone Group Inc.	$(38,718)	$13,321
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	$133,489	$20,793	$1,390,148
Net income (loss)	—	—	—	(38,424)	—	28,617	3,382	(27,122)	(33,547)
Other comprehensive loss	—	—	—	—	(294)	(316)	—	(167)	(777)
Contributed capital	—	—	—	—	—	1,517	422	1	1,940
Equity-based compensation	—	—	2,866	—	—	182	—	1,621	4,669
Distributions	—	—	—	—	—	(21,897)	(2,961)	(38,270)	(63,128)
Dividends declared	—	—	—	(51,020)	—	—	—	—	(51,020)
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	1	—	(1)	—	—	—	—	—	—
Purchase of non-controlling interests	—	—	(6,566)	—	—	—	—	(3,773)	(10,339)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	74,871	—	510	(118,580)	—	43,199	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(7,367)	—	—	—	—	—	(7,367)
Balance at June 30, 2025	$79	$40	$484,859	$(331,990)	$944	$946,033	$134,332	$(3,718)	$1,230,579

Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
Net income (loss)	—	—	—	13,328	—	16,615	(1,255)	13,324	42,012
Other comprehensive loss	—	—	—	—	(7)	(10)	—	(5)	(22)
Contributed capital	—	—	—	—	—	—	7,132	—	7,132
Equity-based compensation	—	—	3,121	—	—	204	—	2,354	5,679
Distributions	—	—	—	—	—	(7,867)	(5,383)	(22,247)	(35,497)
Dividends declared	—	—	—	(24,101)	—	—	—	—	(24,101)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	2	(2)	(2)	—	—	—	—	—	(2)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	55,579	—	—	55,579
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	3,763	—	—	(11,522)	—	7,759	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(6,376)	—	—	—	—	—	(6,376)
Balance at June 30, 2024	$68	$46	$363,529	$2,995	$297	$1,027,558	$147,536	$248,954	$1,790,983
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(12,011)	$48,045
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,424	11,337
Unrealized carried interest allocations and investment income	(98,455)	23,990
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	(36,398)	17,825
Unrealized performance fee-related compensation	44,357	(10,923)
Unrealized legacy Greenspring performance fee-related compensation	34,772	(15,696)
Amortization of deferred financing costs	326	108
Equity-based compensation	181,654	18,548
Change in deferred income taxes	(14,102)	1,030
Fair value adjustment for acquisition-related contingent consideration	—	2,864
Adjustments to reconcile net income (loss) to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(20,799)	(7,307)
Purchases of investments of Consolidated Funds	(57,696)	(19,706)
Proceeds from sale of investments of Consolidated Funds	—	649
Changes in operating assets and liabilities:
Fees and accounts receivable	(9,637)	(1,565)
Due from affiliates	(9,891)	(32,746)
Other assets and receivables	8,198	(942)
Accounts payable, accrued expenses and other liabilities	(14,726)	1,465
Accrued compensation and benefits	29,327	10,623
Due to affiliates	7,835	2,044
Lease right-of-use assets, net and lease liabilities	1,714	718
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	15,460	(303)
Other liabilities and payables	(15,070)	112
Net cash provided by operating activities	46,282	50,170
Cash flows from investing activities
Contributions to investments	(17,702)	(11,702)
Distributions received from investments	6,222	1,690
Contributions to investments in legacy Greenspring entities	(422)	(7,132)
Distributions received from investments in legacy Greenspring entities	1,204	4,507
Purchases of property and equipment	(1,095)	(575)
Net cash used in investing activities	(11,793)	(13,212)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$1,518	$—
Purchase of non-controlling interests	(10,339)	(5,398)
Redemption of redeemable non-controlling interests	—	(12,968)
Proceeds from revolving credit facility	—	25,000
Deferred financing costs	—	(1,813)
Distributions to non-controlling interests	(60,167)	(30,114)
Proceeds from capital contributions to legacy Greenspring entities	422	7,132
Distributions to non-controlling interests in legacy Greenspring entities	(2,961)	(5,383)
Dividends paid to common stockholders	(50,274)	(23,807)
Payments to related parties under Tax Receivable Agreements	(11,494)	(9,802)
Other financing activities	—	1
Cash flows from financing activities of Consolidated Funds:
Contributions from redeemable non-controlling interests in Consolidated Funds	67,700	34,253
Redemptions of redeemable non-controlling interests in Consolidated Funds	(6,627)	—
Net cash used in financing activities	(72,222)	(22,899)
Effect of foreign currency exchange rate changes	(7,416)	(201)
Net increase (decrease) in cash, cash equivalents and restricted cash	(45,149)	13,858
Cash, cash equivalents and restricted cash at beginning of period	289,804	182,312
Cash, cash equivalents and restricted cash at end of period	$244,655	$196,170

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$746	$294
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(7,367)	(6,376)
Settlement of non-controlling interests related to awards of carried interest allocations	—	55,579
Equity issued for redemption of redeemable non-controlling interests	—	97,383
Equity issued for purchase of non-controlling interests	160,876	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$191,469	$141,633
Restricted cash	524	735
Cash and cash equivalents of Consolidated Funds	52,662	53,802
Total cash, cash equivalents and restricted cash	$244,655	$196,170
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock is entitled to one vote and each share of Class B common stock is entitled to five votes. As of June 30, 2025, SSG held approximately 64.4% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended March 31, 2025 filed with the Securities and Exchange Commission (“SEC”).
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
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by the Company. Non-controlling interests are presented as separate components of stockholders’ equity on the Company’s condensed consolidated balance sheets to clearly distinguish between the Company’s interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the condensed consolidated statements of income (loss), is presented net of the portion of net income (loss) attributable to holders of non-controlling interests. See note 13 for more information on ownership interests in the Company.

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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended June 30, 2025, the Company used the March 31, 2025 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of March 31, 2025, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2025.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Current Events
In 2025, financial markets have experienced significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports and the weakening of the U.S. dollar against several major foreign currencies. Although inflation has remained elevated, unemployment has remained low and the U.S. economy has experienced sustained expansion during calendar 2025 to date.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, introducing significant tax reform provisions applicable to businesses. The Company is currently assessing the potential impact of the legislation on its condensed consolidated financial statements, including any changes to current and deferred tax positions, valuation allowances and future cash tax obligations.
As the enactment date occurred after the end of the reporting period, the effects of the OBBBA are not reflected in the Company’s results of operations for the three months ended June 30, 2025. The Company will continue to monitor related regulatory developments and expects to incorporate the impact of the legislation in future reporting periods, as required.
The Company is continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and the Company’s condensed consolidated financial statements.
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
The Company considers its cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, notes payable, and revolving credit facility to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 8 for additional details regarding the fair value of the Company’s notes payable and revolving credit facility balances.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Investments of Consolidated Funds
The Company’s Consolidated Funds are investment companies under GAAP and reflect their investments at estimated fair value. The Company has retained the specialized investment company accounting for the Consolidated Funds under GAAP. Investments of the Consolidated Funds are recorded at fair value and the unrealized appreciation (depreciation) in fair value is recognized in the condensed consolidated statements of income (loss). In addition, the Consolidated Funds do not consolidate their majority-owned and controlled investments in underlying portfolio companies.
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
Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term in general, administrative and other expenses in the condensed consolidated statements of income (loss). Minimum lease payments for leases with an initial term of twelve months or less are not recorded in the condensed consolidated balance sheets. See note 14 for more information.
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which is 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of June 30, 2025.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three months ended June 30, 2025 and 2024.

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
The Company may incur certain costs in connection with satisfying its performance obligations for investment management services – primarily employee travel costs – for which it receives reimbursements from its customers. For reimbursable employee travel costs, the Company concluded it controls the services provided by its employees and, therefore, is acting as principal. Accordingly, the Company records the reimbursement for these costs incurred on a gross basis – that is, as revenue in management and advisory fees, net and expense in general, administrative and other expenses in the condensed consolidated statements of income (loss). For reimbursable costs incurred in connection with satisfying its performance obligations for administration services, the Company concluded it does not control the services provided by other third parties and, therefore, is acting as agent. Accordingly, the Company records the reimbursement for these costs incurred on a net basis.
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
Legacy Greenspring carried interest allocations reflect the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. The Company accounts for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because it is presumed to have significant influence as the general partner or managing member. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606. The Company does not hold any direct economic interests in the legacy Greenspring general partner entities and thus is not entitled to any carried interest allocation from the legacy funds. All of the carried interest allocations in respect of the legacy Greenspring funds are payable to employees who are considered affiliates of the Company and are therefore reflected as legacy Greenspring performance fee-related compensation in the condensed consolidated statements of income (loss).

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. During fiscal 2025, the Company adopted the StepStone Group LP Evergreen Fund Incentive Plan, under which grants of share unit (“Evergreen Fund Units”) awards entitle the holder to receive shares of one of the Company’s evergreen investment funds, or the cash value thereof, following vesting. The Evergreen Fund Units are accounted for as cash-based incentive awards. During the year ended March 31, 2025, the Company granted Evergreen Fund Unit awards valued at $2.0 million to certain employees of the Company which vest over four years in equal installments subject to continued service through the vesting date. The Company recognized $0.1 million of expense related to cash-based incentive awards for the three months ended June 30, 2025. There was no expense recognized related to cash-based incentive awards for the three months ended June 30, 2024.
Equity-based compensation represents grants of equity-based awards or arrangements to certain employees and directors. The Company accounts for grants of equity-based awards, including service-based restricted stock units (“RSUs”) and performance-based RSUs (or “PRSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service and performance period, which is generally the vesting period. Expense related to grants of PRSUs is recognized if it is probable that the performance condition will be satisfied. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the condensed consolidated statements of income (loss). The fair value of RSUs and PRSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 9 for additional information regarding the Company’s accounting for equity-based awards.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Income Taxes
SSG is a corporation for U.S. federal income tax purposes and therefore is subject to U.S. federal and state income taxes on its share of taxable income generated by the Partnership. The Partnership is treated as a pass-through entity for U.S. federal and state income tax purposes. As such, income generated by the Partnership flows through to its limited partners, including SSG, and is generally not subject to U.S. federal or state income tax at the Partnership level. The Partnership’s non-U.S. subsidiaries generally operate as corporate entities in non-U.S. jurisdictions, with certain of these entities subject to non-U.S. income taxes. Additionally, certain subsidiaries are subject to local jurisdiction taxes at the entity level, which are reflected within income tax expense in the condensed consolidated statements of income (loss). As a result, the Partnership does not record U.S. federal and state income taxes on income in the Partnership or its subsidiaries, except for certain local and foreign income taxes discussed above.
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
The Company is subject to the provisions of ASC Subtopic 740-10, Accounting for Uncertainty in Income Taxes. This standard establishes consistent thresholds as it relates to accounting for income taxes. It defines the threshold for recognizing the benefits of tax return positions in the financial statements as more-likely-than-not to be sustained by the relevant taxing authority and requires measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. If upon performance of an assessment pursuant to this subtopic, management determines that uncertainties in tax positions exist that do not meet the minimum threshold for recognition of the related tax benefit, a liability is recorded in the condensed consolidated financial statements. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as interest expense and general, administrative and other expenses, respectively, in the condensed consolidated statements of income (loss). See note 10 for more information.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	June 30, 2025	March 31, 2025
Foreign currency translation adjustments	$276	$92
Unrealized gain on defined benefit plan, net	668	636
Accumulated other comprehensive income	$944	$728
Segments
The Company operates as one business, a fully-integrated private markets solution provider. The Company’s chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes a consolidated approach to assess the performance of and allocate resources to the business. Accordingly, management has concluded that the Company consists of a single operating segment and single reportable segment for accounting and financial reporting purposes. See note 15 for more information.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which amends current guidance to improve how entities determine the accounting acquirer in business combinations involving a VIE, particularly when the transaction is primarily executed though the exchange of equity interests. It aligns the criteria for determining the acquirer for accounting purposes in transactions in which the acquiree is a VIE with those used in other acquisition transactions. The amendments are effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material effect on the condensed consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and Advisory Fees, Net	2025	2024
Focused commingled funds(1)	$118,668	$104,435
SMAs	70,379	57,376
Advisory and other services	19,939	14,769
Fund reimbursement revenues	2,187	1,435
Total management and advisory fees, net	$211,173	$178,015
_______________________________
(1)Includes income-based incentive fees of $4.4 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30,
Incentive Fees	2025	2024
SMAs	$—	$800
Focused commingled funds	190	41
Total incentive fees	$190	$841

	Three Months Ended June 30,
Carried Interest Allocations	2025	2024
SMAs	$95,364	$(2,809)
Focused commingled funds	17,923	19,443
Total carried interest allocations	$113,287	$16,634

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended June 30,
Legacy Greenspring Carried Interest Allocations	2025	2024
SMAs	$98	$199
Focused commingled funds	39,539	(9,288)
Total legacy Greenspring carried interest allocations(1)	$39,637	$(9,089)
_______________________________
(1)The three months ended June 30, 2025 and 2024 reflect the net effect of gross realized carried interest allocations of $4.9 million and $6.6 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended June 30,
Revenues(1)	2025	2024
United States	$136,012	$71,758
Non-U.S. countries	228,275	114,643
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three months ended June 30, 2025 and 2024, no individual client represented 10% or more of the Company’s net management and advisory fees.
For the three months ended June 30, 2025, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees. For the three months ended June 30, 2024, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees.
As of June 30, 2025 and March 31, 2025, the Company had $25.9 million and $26.8 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2025, the Company had recognized $4.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2025.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,525.9 million and $1,376.0 million as of June 30, 2025 and March 31, 2025, respectively. The liabilities of the consolidated VIEs totaled $1,499.9 million and $1,278.7 million as of June 30, 2025 and March 31, 2025, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of June 30, 2025 and March 31, 2025, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	June 30, 2025	March 31, 2025
Investments in funds	$195,197	$176,339
Legacy Greenspring investments in funds	134,332	133,489
Due from affiliates, net	30,332	47,693
Less: Amounts attributable to non-controlling interests in subsidiaries	19,444	26,465
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	134,332	133,489
Maximum exposure to loss	$206,085	$197,567
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	June 30, 2025	March 31, 2025
Investments in funds(1)	$202,679	$183,694
Accrued carried interest allocations	1,585,209	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	663,580	629,228
Total equity method investments	$2,451,468	$2,308,586
_______________________________
(1)The Company’s investments in funds were $299.8 million and $275.7 million as of June 30, 2025 and March 31, 2025, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $134.3 million and $133.5 million and carried interest allocations of $529.2 million and $495.7 million as of June 30, 2025 and March 31, 2025, respectively.
The Company recognized equity method income (loss) of the following:

	Three Months Ended June 30,
	2025	2024
Carried interest allocations	$113,287	$16,634
Investment income	10,512	2,595
Legacy Greenspring carried interest allocations	39,637	(9,089)
Legacy Greenspring investment income (loss)	3,382	(1,255)
Total equity method income	$166,818	$8,885
The increase in carried interest allocations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The increase in legacy Greenspring carried interest allocations for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of June 30, 2025 and March 31, 2025, the Company’s investment in one SMA represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 15% of the total accrued carried interest allocations balance as of those dates. As of June 30, 2025 and March 31, 2025, the Company’s investments in each of three commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 52% and 47%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Of the total accrued carried interest allocations balance as of June 30, 2025 and March 31, 2025, $802.3 million and $758.0 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of June 30, 2025 and March 31, 2025, $529.2 million and $495.7 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $134.3 million and $133.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of June 30, 2025 and March 31, 2025, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	June 30, 2025	March 31, 2025	June 30, 2025	March 31, 2025
Investments of Consolidated Funds:
Debt securities (cost of $1.9 million and $0 million as of June 30, 2025 and March 31, 2025, respectively)	$1,907	$—	1%	—%
Equity securities (cost of $63.5 million and $60.0 million as of June 30, 2025 and March 31, 2025, respectively)	75,617	70,178	15%	17%
Partnership and LLC interests (cost of $305.9 million and $257.0 million as of June 30, 2025 and March 31, 2025, respectively)	415,982	344,833	84%	83%
Total investments of Consolidated Funds	$493,506	$415,011	100%	100%
As of June 30, 2025 and March 31, 2025, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended June 30,
	2025	2024
Investment Income of Consolidated Funds:
Net realized gains on investments	$872	$327
Net unrealized gains on investments	20,799	7,308
Total investment income of Consolidated Funds	$21,671	$7,635

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis.
Financial Instruments of the Company
As of June 30, 2025 and March 31, 2025, respectively, the Company held no financial instruments within the fair value hierarchy measured at fair value on a recurring basis.
Contingent Consideration
The Company previously held a contingent consideration obligation liability that was measured at fair value on a recurring basis. The fair value of the contingent consideration obligation was based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The significant unobservable inputs required to value the contingent consideration obligation primarily related to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations. The management fee revenue target for calendar year 2024 was achieved resulting in the full earn-out amount of $75.0 million, which was fully paid during the three months ended March 31, 2025. In accordance with the contingent consideration arrangement, a portion of the contingent earn-out liability otherwise payable to the sellers included amounts paid to certain of the Company’s employees and former employees during the year ended March 31, 2025. As a result, the contingent consideration liability was settled net of $5.8 million paid. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the condensed consolidated statements of income (loss).
Financial Instruments of Consolidated Funds

	As of June 30, 2025
	Level I	Level II	Level III	Total
Assets
Debt securities	$—	$—	$1,907	$1,907
Equity securities	—	—	68,761	68,761
Partnership and LLC interests	—	—	866	866
Total assets	$—	$—	$71,534	$71,534

	As of March 31, 2025
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$63,664	$63,664
Partnership and LLC interests	—	—	866	866
Total assets	$—	$—	$64,530	$64,530
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2025 and 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of June 30, 2025 and March 31, 2025, investments with a combined fair value of $422.0 million and $350.5 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of June 30, 2025 and March 31, 2025, investments with a combined fair value of $71.5 million and $64.5 million, respectively, were classified as Level III investments. Depending on the valuation methodology applied, the significant unobservable input used to value these investments classified as Level III investments may include the enterprise value to revenue multiple, discounts to recent transaction prices or recent round of financing, or the yield method.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended June 30,
	2025	2024
Financial Instruments of Consolidated Funds
Balance, beginning of period:	$64,530	$13,694
Transfers out of Level III	—	(3,553)
Purchases	5,331	6,325
Change in fair value	1,673	—
Balance, end of period:	$71,534	$16,466

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$1,673	$—
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	June 30, 2025	March 31, 2025
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(194,987)	(184,780)
Intangible assets, net	$253,665	$263,872
Amortization expense related to intangible assets was $10.2 million and $10.3 million for the three months ended June 30, 2025 and 2024, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income (loss).

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At June 30, 2025, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2026	$30,621
FY2027	40,759
FY2028	40,759
FY2029	40,759
FY2030	40,759
Thereafter	60,008
Total	$253,665
The carrying value of goodwill was $580.5 million as of June 30, 2025 and March 31, 2025. The Company determined there was no indication of goodwill impairment as of June 30, 2025 and March 31, 2025.
8. Debt Obligations
The Company’s debt obligations consist of the following:

	As of
	June 30, 2025	March 31, 2025
Series A senior notes	$175,000	$175,000
Revolver	100,000	100,000
Total remaining principal	275,000	275,000
Less: Debt issuance costs	(5,406)	(5,732)
Total debt obligations	$269,594	$269,268
Senior Notes
On October 22, 2024, the Partnership issued $175.0 million aggregate principal amount of its 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), in a private placement exempt from registration under the Securities Act.
Interest on the Notes is payable semi-annually in arrears on April 22 and October 22 of each year. Interest on the Notes accrues from and including October 22, 2024. The Notes will mature on October 22, 2029. The Partnership may, at its option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of June 30, 2025 and March 31, 2025, respectively, the carrying value of the Notes, net of debt issuance costs, approximated fair value.

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
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2025 was 6.43%.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2025, the Company had outstanding letters of credit totaling $10.0 million.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of June 30, 2025, there were no outstanding borrowings under the Fund Credit Facility.
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
As of June 30, 2025, the Company was in compliance with the covenants under its various debt agreements.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
9.    Equity-Based Compensation
Restricted Stock Units
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2025	1,024,007	$42.28
Granted	36,603	$57.87
Vested	—	$—
Forfeited	(5,716)	$37.40
Balance as of June 30, 2025	1,054,894	$42.84
Performance-Based Restricted Stock Units
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2025	69,870	$53.67
Granted	10,804	$57.85
Vested	—	$—
Forfeited	—	$—
Balance as of June 30, 2025	80,674	$54.23
As of June 30, 2025, $50.2 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.4 years.
Awards of Partnership Units
In June 2024, 2,566,566 outstanding Class B2 units fully vested and were automatically converted into Class B units and all unitholders purchased from the Company one share of Class B common stock for each Class B unit at its par value.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. In determining the fair value of the liability classified awards, the Company considers an income approach using a discounted cash flow analysis, a market approach using observable inputs from comparable public companies and the contractual redemption price. The assumptions used in the analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW and the contractual transaction price, which includes assumptions for a discount rate and a trading multiple. The contractual transaction price is calculated based on the adjusted net income of SPW multiplied by an adjusted trading multiple for the Company’s Class A common stock, and then increased or reduced for certain other specified items. The Company applied a discount rate of 30% and 34% as of June 30, 2025 and March 31, 2025, respectively, and an adjusted trading multiple of 18.6x and 20.0x as of June 30, 2025 and March 31, 2025, respectively.
The Company recognized $184.0 million and $13.5 million during the three months ended June 30, 2025 and 2024, respectively, of expense related to liability classified awards within equity-based compensation expense in the condensed consolidated statements of income (loss). For the three months ended June 30, 2025, the Company paid $6.6 million related to the settlement of liability classified awards. For the three months ended June 30, 2024, no amounts were paid related to the settlement of liability classified awards. As of June 30, 2025 and March 31, 2025, the Company had recognized $841.7 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. The offering periods run from April 1 to September 30, and October 1 to March 31 each year. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three months ended June 30, 2025 and 2024, no shares were purchased under the ESPP as purchases typically occur in September and March. As of June 30, 2025, the Company has 2,130,193 shares of Class A common stock reserved for future issuances under the ESPP.
10.    Income Taxes
In connection with the Transaction Agreements (as defined and described in note 13), the Company recorded a $10.6 million decrease to deferred tax assets and an increase in the valuation allowance of $2.4 million during the three months ended June 30, 2025 as a result of the 2025 Exchange (as defined below). In addition, there were exchanges of Class B, Class C and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended June 30, 2025, resulting in an increase to the deferred tax asset of $20.3 million and an increase in the valuation allowance of $1.1 million. Additionally, a corresponding Tax Receivable Agreements liability of $13.7 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $11.5 million and $9.8 million during the three months ended June 30, 2025 and 2024, respectively, under the Tax Receivable Agreements. As of June 30, 2025, the Company’s total Tax Receivable Agreements liability was $315.9 million. See note 12 for more information on the Tax Receivable Agreements.
During the three months ended June 30, 2025, the Company recognized an expense within equity-based compensation expense in the condensed consolidated statements of income (loss) to remeasure the profits interests issued in SPW which are accounted for as liability classified awards. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax asset by $25.2 million as of June 30, 2025. See note 9 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s effective tax rate was 41.0% and 12.4% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 as compared to the prior year period was driven, in part, by the additional tax benefit associated with losses that were not allocated to non-controlling interests. For the three months ended June 30, 2024, the lower effective tax rate relative to the statutory rate was primarily due to the allocation of income to non-controlling interests in a period of pre-tax net income, for which the related tax liability on such income is borne by the holders of those non-controlling interests.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the United States, introducing tax reform provisions affecting businesses. The Company is currently evaluating the impact of this legislation on its condensed consolidated financial statements. As the legislation was enacted after the end of the reporting period, its effects are not reflected in the Company’s operating results for the three months ended June 30, 2025.
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
As of June 30, 2025, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three months ended June 30, 2025 and 2024. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,
	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(38,424)	$13,328
Incremental income from assumed vesting of RSUs	—	131
Incremental income from assumed vesting and exchange of Class B2 units	—	335
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(38,424)	$13,794

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	77,846,710	66,187,754
Assumed vesting of RSUs	—	673,854
Assumed vesting and exchange of Class B2 units	—	1,732,153
Weighted-average shares of Class A common stock outstanding – Diluted	77,846,710	68,593,761

Net income (loss) per share of Class A common stock:
Basic	$(0.49)	$0.20
Diluted	$(0.49)	$0.20
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
The calculation of diluted earnings per share excludes 39,504,186 Class B units, 947,761 Class C units and 2,945,736 Class D units of the Partnership outstanding as of June 30, 2025, and 45,889,135 Class B units, 1,780,446 Class C units and 2,239,185 Class D units of the Partnership outstanding as of June 30, 2024, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 80,674 PRSUs outstanding as of June 30, 2025 as the related performance target has not been met as of June 30, 2025.
As the Company was in a net loss position for the three months ended June 30, 2025, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,054,894 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $151.6 million and $123.7 million for the three months ended June 30, 2025 and 2024, respectively. The Company earned no incentive fees from the StepStone Funds for the three months ended June 30, 2025 and earned incentive fees of $33 thousand from the StepStone Funds for the three months ended June 30, 2024. Carried interest allocation revenues earned from the StepStone Funds totaled $113.3 million and $16.6 million for the three months ended June 30, 2025 and 2024, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $39.6 million and $(9.1) million for the three months ended June 30, 2025 and 2024, respectively.
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

	As of
	June 30, 2025	March 31, 2025
Amounts receivable from StepStone Funds	$56,239	$65,765
Amounts receivable from employees	34,481	12,919
Amounts receivable from loans	14,497	14,039
Total due from affiliates	$105,217	$92,723
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements and amounts payable to the StepStone Funds, as set forth below.

	As of
	June 30, 2025	March 31, 2025
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$315,906	$313,749
Amounts payable to StepStone Funds	25,907	18,072
Total due to affiliates	$341,813	$331,821
The Company made payments of $11.5 million and $9.8 million during the three months ended June 30, 2025 and 2024, respectively, under the Tax Receivable Agreements.
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	76,761,399	39,656,954
Class A common stock issued in exchange for Class B Partnership units	152,768	(152,768)
Class A common stock issued in exchange for Class C Partnership units	18,000	—
Class A common stock issued in exchange for Class D Partnership units	864,640	—
Class A common stock issued for purchase of asset class non-controlling interests	756,105	—
June 30, 2025	78,552,912	39,504,186
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of June 30, 2025, no shares of preferred stock were issued or outstanding.
In June 2025, the Company issued 152,768 shares of Class A common stock to certain limited partners of the Partnership in exchange for 152,768 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 18,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 18,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 864,640 shares of Class A common stock to certain limited partners of the Partnership in exchange for 864,640 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) Class D units, in the case of SRA and SRE, or shares of the Company’s Class A common stock, in the case of SPD and (ii) cash (at the discretion of the Company for all exchanges except the initial exchange), in up to ten annual exchanges (increased to up to fifteen annual exchanges in certain circumstances in case of the sellers of SRA equity interests).
The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios determined annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Company’s Class A common stock with respect to the Company’s estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple required for the exchange to take place. If this threshold is not met for a particular year, the exchange for that year will be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.
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
On May 31, 2024, the Company completed the first annual exchange (the “2024 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements. As a result of the 2024 Exchange, the Partnership owned approximately 54% of the outstanding equity interests of SRA, 56% of the outstanding equity interests of SRE and 54% of the outstanding equity interests of SPD. The aggregate consideration paid by the Company in the 2024 Exchange was approximately (i) $13 million in cash, (ii) 513,394 shares of the Company’s Class A common stock and (iii) 2,239,185 Class D units of the Partnership.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
On May 30, 2025, the Company completed the second annual exchange (the “2025 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements. As a result of the 2025 Exchange, the Partnership now owns approximately 60% of the outstanding equity interests of SRA, 60% of the outstanding equity interests of SRE and 59% of the outstanding equity interests of SPD. The aggregate consideration paid by the Company in the 2025 Exchange was approximately (i) $10 million in cash, (ii) 756,105 shares of the Company’s Class A common stock and (iii) 2,438,403 Class D units of the Partnership.
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
As of June 30, 2025, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $6.9 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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
On May 22, 2025, the Company announced a quarterly cash dividend of $0.24 per share of Class A common stock and a supplemental cash dividend of $0.40 per share of Class A common stock, both of which were paid on June 30, 2025 to holders of record as of the close of business on June 13, 2025.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended June 30,
	2025	2024
Beginning balance	$377,897	$102,623
Contributions	67,700	34,253
Redemption of redeemable non-controlling interests	(6,627)	—
Net income	20,957	5,671
Ending balance	$459,927	$142,547

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended June 30,
	2025	2024
Beginning balance	$6,327	$115,920
Net income	579	362
Redemption of redeemable non-controlling interests	—	(110,351)
Ending balance	$6,906	$5,931
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of June 30, 2025.
Lease Commitments
The Company leases offices in 29 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of June 30, 2025, there were no finance leases outstanding.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income (loss) were as follows:

	Three Months Ended June 30,
	2025	2024
Operating lease cost(1)	$3,998	$4,001
Variable lease cost	374	334
Sublease income	(461)	(458)
Total lease cost	$3,911	$3,877
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,325	$2,985
Weighted-average remaining lease term for operating leases (in years)	10.4	11.2
Weighted-average discount rate for operating leases	4.7%	4.7%

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of June 30, 2025, maturities of operating lease liabilities were as follows:

Remainder of FY2026	$13,035
FY2027	16,073
FY2028	13,827
FY2029	15,943
FY2030	16,239
Thereafter	73,043
Total lease liabilities	148,160
Less: Imputed interest	(35,676)
Total operating lease liabilities	$112,484
Unfunded Capital Commitments
As of June 30, 2025 and March 31, 2025, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $121.7 million and $125.0 million, respectively. The $121.7 million and $125.0 million of unfunded commitments as of June 30, 2025 and March 31, 2025, respectively, exclude $39.8 million and $47.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of June 30, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $367.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of June 30, 2025 and March 31, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

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
The Company’s single reportable segment earns substantially all its revenue from management, advisory, and performance fees. The CODM manages the Company on a consolidated basis and utilizes GAAP net income (loss) as presented in the condensed consolidated statements of income (loss) as the primary financial measure used to assess the performance of and allocate resources to the business. The CODM regularly reviews the GAAP condensed consolidated statements of income (loss) including the revenue, expense and other captions as presented in the Company’s periodic filings. There are no other significant expenses or specified revenue and expense categories reviewed by the CODM other than as reflected in the condensed consolidated statements of income (loss). The CODM reviews segment assets at the consolidated level within the condensed consolidated balance sheets, as there is no difference between segment assets and total consolidated assets. As the Company operates as a single segment, the accounting policies utilized by the segment are consistent with those included in the condensed consolidated financial statements here within.
16.    Subsequent Events
On August 7, 2025, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock, payable on September 15, 2025 to holders of record as of the close of business on August 29, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q and our audited financial statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of June 30, 2025, we were responsible for approximately $723 billion of total capital, including $199 billion of AUM and $524 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 29 cities across 17 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of June 30, 2025, we had 1,160 total employees, including over 385 investment professionals and over 770 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $121 billion of our AUM as of June 30, 2025.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $63 billion of our AUM as of June 30, 2025.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $524 billion of our AUA and $16 billion of our AUM as of June 30, 2025.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $789 billion of client commitments through SPI Reporting as of June 30, 2025.
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
Current Events
In 2025, financial markets have experienced significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports and the weakening of the U.S. dollar against several major foreign currencies. Although inflation has remained elevated, unemployment has remained low and the U.S. economy has experienced sustained expansion during calendar 2025 to date.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States, introducing significant tax reform provisions applicable to businesses. We are currently assessing the potential impact of the legislation on our condensed consolidated financial statements, including any changes to current and deferred tax positions, valuation allowances and future cash tax obligations.
As the enactment date occurred after the end of the reporting period, the effects of the OBBBA are not reflected in our results of operations for the three months ended June 30, 2025. We will continue to monitor related regulatory developments and expect to incorporate the impact of the legislation in future reporting periods, as required.

We are continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been and may continue to be adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2025.
Corporate Transactions
Senior Notes
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029 (the “Notes”), pursuant to a note purchase agreement, dated as of October 22, 2024 (the “Note Purchase Agreement”), in a private placement exempt from registration under the Securities Act.
Interest on the Notes is payable semi-annually in arrears on April 22 and October 22 of each year. Interest on the Notes accrues from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
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
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) Class D units, in the case of SRA and SRE, or shares of Class A common stock, in the case of SPD, and (ii) cash (at our discretion for all exchanges except the initial exchange), in up to ten annual exchanges (or up to fifteen annual exchanges in certain circumstances in the case of the sellers of SRA equity interests).

The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios determined annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for our Class A common stock with respect to our estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple required for the exchange to take place. If this threshold is not met for a particular year, the exchange for that year will be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.
On May 31, 2024, we completed the first annual exchange (the “2024 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements dated as of February 7, 2024. As a result of the 2024 Exchange, the Partnership owned approximately 54% of the outstanding equity interests of SRA, 56% of the outstanding equity interests of SRE and 54% of the outstanding equity interests of SPD. The aggregate consideration paid by us in the 2024 Exchange was approximately (i) $13 million in cash, (ii) 513,394 shares of Class A common stock and (iii) 2,239,185 Class D units of the Partnership.
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
On May 30, 2025, we completed the second annual exchange (the “2025 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements dated as of February 7, 2024. As a result of the 2025 Exchange, the Partnership now owns approximately 60% of the outstanding equity interests of SRA, 60% of the outstanding equity interests of SRE and 59% of the outstanding equity interests of SPD. The aggregate consideration paid by us in the 2025 Exchange was approximately (i) $10 million in cash, (ii) 756,105 shares of Class A common stock and (iii) 2,438,403 Class D units of the Partnership.

Equity Transactions
In June 2025, we issued 152,768 shares of Class A common stock to certain limited partners of the Partnership in exchange for 152,768 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 18,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 18,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of Class A units of the Partnership were issued to us. We also issued 864,640 shares of Class A common stock to certain limited partners of the Partnership in exchange for 864,640 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
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

The diagram below illustrates our organizational structure as of June 30, 2025.
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
A “Sunset” is triggered upon the earliest to occur of the following: (i) Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Johnny Randel, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees, the “Sunset Holders”) collectively cease to maintain direct or indirect beneficial ownership of at least 10% of the outstanding shares of Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock); (ii) the Sunset Holders cease collectively to maintain direct or indirect beneficial ownership of an aggregate of at least 25% of the aggregate voting power of our outstanding Class A common stock and Class B common stock, before giving effect to a Sunset; and (iii) September 18, 2025. As of June 30, 2025, the Sunset Holders collectively maintained direct or indirect beneficial ownership of approximately 26.9% of the Class A common stock (determined assuming all outstanding Class B units have been exchanged for Class A common stock) and approximately 55.7% of the aggregate voting power of our outstanding Class A common stock and Class B common stock. At this time, we anticipate that the Sunset will occur on September 18, 2025.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% of average FEAUM for both the twelve months ended June 30, 2024 and 2025.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 0.99% and 1.02% of average FEAUM for the twelve months ended June 30, 2024 and 2025, respectively, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.61% and 0.64% of average FEAUM for the twelve months ended June 30, 2024 and 2025, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of June 30, 2025, we had over $100 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 225 programs.

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
Legacy Greenspring carried interest allocations include the allocation of carried interest to legacy Greenspring general partner entities from limited partners in certain legacy Greenspring funds in which the legacy Greenspring general partner entities hold an equity interest. The legacy Greenspring general partner entities are entitled to a carried interest allocation (typically 5% to 20%) based on cumulative fund or account performance to date, irrespective of whether such amounts have been realized. We account for the investment balances in the legacy Greenspring funds, including carried interest allocations, under the equity method of accounting because we are presumed to have significant influence as the general partner or managing member. Accordingly, legacy Greenspring carried interest allocations are not deemed to be within the scope of ASC 606. We do not have any direct economic interests in the legacy Greenspring general partner entities and thus are not entitled to any carried interest allocation from the legacy Greenspring funds. All of the carried interest allocations in respect of such legacy Greenspring funds are payable to employees who are considered affiliates to us and are therefore reflected as legacy Greenspring performance fee-related compensation in the condensed consolidated statements of income (loss).

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued.
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
Non-Controlling Interests
Non-controlling interests (“NCI”) reflect the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. Non-controlling interests are presented as separate components in our condensed consolidated statements of income (loss) to clearly distinguish between our interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the condensed consolidated statements of income (loss), is presented net of the portion of net income (loss) attributable to holders of non-controlling interests.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of June 30, 2025 reflects final data for the prior period (March 31, 2025), adjusted for net new client account activity through June 30, 2025. NAV data for underlying investments is as of March 31, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2025. When NAV data is not available by the business day occurring on or after 100 days following March 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of June 30, 2025 reflects final data for the prior period (March 31, 2025), adjusted for net new client account activity through June 30, 2025. NAV data for underlying investments is as of March 31, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2025. When NAV data is not available by the business day occurring on or after 100 days following March 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.

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

	Three Months Ended June 30,
(in thousands)	2025	2024
Revenues
Management and advisory fees, net	$211,173	$178,015
Performance fees:
Incentive fees	190	841
Carried interest allocations:
Realized	24,404	41,804
Unrealized	88,883	(25,170)
Total carried interest allocations	113,287	16,634
Legacy Greenspring carried interest allocations(1)	39,637	(9,089)
Total performance fees	153,114	8,386
Total revenues	364,287	186,401
Expenses
Compensation and benefits:
Cash-based compensation	95,985	78,224
Equity-based compensation	188,718	19,179
Performance fee-related compensation:
Realized	11,705	20,848
Unrealized	44,357	(10,923)
Total performance fee-related compensation	56,062	9,925
Legacy Greenspring performance fee-related compensation(1)	39,637	(9,089)
Total compensation and benefits	380,402	98,239
General, administrative and other	42,914	41,011
Total expenses	423,316	139,250
Other income (expense)
Investment income	10,512	2,595
Legacy Greenspring investment income (loss)(1)	3,382	(1,255)
Investment income of Consolidated Funds	21,671	7,635
Interest income	2,496	2,057
Interest expense	(4,534)	(2,990)
Other income (loss)	5,152	(351)
Total other income	38,679	7,691
Income (loss) before income tax	(20,350)	54,842
Income tax expense (benefit)	(8,339)	6,797
Net income (loss)	(12,011)	48,045
Less: Net income attributable to non-controlling interests in subsidiaries	28,617	16,615
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	3,382	(1,255)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(27,122)	13,324
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	20,957	5,671
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	579	362
Net income (loss) attributable to StepStone Group Inc.	$(38,424)	$13,328
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Total revenues increased $177.9 million, or 95%, to $364.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The overall increase was driven by higher carried interest allocations, positive legacy Greenspring carried interest allocations in the current period as compared to a reversal in the prior year period and higher management and advisory fees, net, partially offset by lower incentive fees, in each case, as described below.
Management and advisory fees, net increased $33.2 million, or 19%, to $211.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was driven by new client activity and 28% growth in average FEAUM across the platform. The three months ended June 30, 2025 included retroactive fees of $2.9 million from the closings of StepStone’s Real Estate Partners V and infrastructure secondaries funds. The three months ended June 30, 2024 included retroactive fees of $19.1 million from the closings of StepStone’s Secondary Opportunities V, Real Estate Partners V and Infrastructure Co-Investment Partners 2022 funds.
Incentive fees decreased $0.7 million, or 77%, to $0.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, largely due to lower realization activity, partially offset by higher incentive fees generated by certain private wealth funds.
Realized carried interest allocation revenues decreased $17.4 million, or 42%, to $24.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, reflecting lower realization activity within our private equity, infrastructure and real estate funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $24.4 million, unrealized carried interest allocation revenues increased $96.7 million to $113.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase in unrealized carried interest allocations for the three months ended June 30, 2025 primarily reflected a net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds as compared to a net decrease in the prior year period.
Legacy Greenspring carried interest allocation revenues increased $48.7 million to $39.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 as a result of net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized depreciation in the prior year period. The three months ended June 30, 2025 reflect gross realized carried interest allocations of $4.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $34.8 million. The three months ended June 30, 2024 reflect gross realized carried interest allocations of $6.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(15.7) million.
Expenses
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Total expenses increased $284.1 million, or 204%, to $423.3 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The overall increase resulted from increases in equity-based compensation, legacy Greenspring performance fee-related compensation, performance fee-related compensation, cash-based compensation and general, administrative and other expenses, in each case, as described below.

Cash-based compensation increased $17.8 million, or 23%, to $96.0 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, due to increased staffing and compensation levels. Our average headcount was 14% higher in the current year period as compared to the prior year period.
Equity-based compensation increased $169.5 million, or 884%, to $188.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily attributable to a $170.5 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period and restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”) granted in the current year period with no comparable expense for these grants in the prior year period. These increases were partially offset by a decrease of $2.5 million in expense due to the final vesting of RSUs issued in connection with our IPO. We expect that there may be additional significant increases in equity-based compensation in future periods due to further increases in the fair value of liability classified awards, which is driven by the performance of SPW. SPW generated profitability in fiscal 2025, and we expect that there will be an increase in the profitability generated by SPW in the future which would increase the fair value of the associated liability for the profits interest issued in SPW. As of June 30, 2025 and March 31, 2025, we had recognized $841.7 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Total performance fee-related compensation expense increased $46.1 million, or 465%, to $56.1 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation decreased $9.1 million, or 44%, to $11.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting lower realization activity.
Legacy Greenspring performance fee-related compensation expense increased $48.7 million to $39.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The three months ended June 30, 2025 reflect gross realized performance fee-related compensation expense of $4.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $34.8 million. The three months ended June 30, 2024 reflect gross realized performance fee-related compensation expense of $6.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(15.7) million.
General, administrative and other expenses increased $1.9 million, or 5%, to $42.9 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The overall increase primarily reflected $2.1 million in professional fees, $0.7 million in information and technology expenses, $0.7 million in marketing and conference expenses, $0.4 million in occupancy costs, $0.3 million in general and administrative expenses for the Consolidated Funds and other general operating expenses, partially offset by a decrease of $2.9 million for lower loss on change in fair value for contingent consideration obligation.
Other Income (Expense)
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Investment income increased $7.9 million, or 305%, to $10.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.

Legacy Greenspring investment income (loss) increased $4.6 million to income of $3.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The three months ended June 30, 2025 reflect gross realized investment income of $1.8 million and unrealized investment income, net of the reversal of realized investment income, of $1.6 million. The three months ended June 30, 2024 reflect gross realized investment income of $0.9 million and unrealized investment loss, net of the reversal of realized investment income, of $2.1 million.
Investment income of Consolidated Funds increased $14.0 million, or 184%, to $21.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds on higher investment balances during the current year period as compared with the prior year period.
Interest income increased $0.4 million, or 21%, to $2.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to Consolidated Funds was $1.0 million in the current year period as compared to $0.9 million in the prior year period.
Interest expense increased $1.5 million, or 52%, to $4.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was due to higher average outstanding debt balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for the current year period.
Other income (loss) increased $5.5 million to income of $5.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting net foreign currency transaction gains in the current year period as compared with net foreign currency transaction losses in the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 41.0% and 12.4% for the three months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate for the three months ended June 30, 2025 as compared to the prior year period was driven, in part, by the additional tax benefit associated with losses that were not allocated to non-controlling interests. For the three months ended June 30, 2024, the lower effective tax rate relative to the statutory rate was primarily due to the allocation of income to non-controlling interests in a period of pre-tax net income, for which the tax liability on such income is borne by the holders of those non-controlling interests.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Income tax expense decreased $15.1 million to a benefit of $8.3 million for the three months ended June 30, 2025 as compared to expense for the three months ended June 30, 2024. The decrease in tax expense was primarily driven by a tax benefit associated with income allocated to non-controlling interests, which had a greater impact in the current year period due to pre-tax net loss for the three months ended June 30, 2025 as compared to pre-tax net income for the three months ended June 30, 2024.

Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $12.0 million, or 72%, to $28.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us, partially offset by an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $3.4 million and $(1.3) million for the three months ended June 30, 2025 and 2024, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(27.1) million and $13.3 million for the three months ended June 30, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $21.0 million and $5.7 million for the three months ended June 30, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.6 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively.
Key Operating Metrics
Assets Under Management
AUM was $199 billion as of June 30, 2025, $189 billion as of March 31, 2025 and $169 billion as of June 30, 2024.
Assets Under Advisement
Assets related to our advisory accounts were $524 billion as of June 30, 2025, $520 billion as of March 31, 2025 and $531 billion as of June 30, 2024.

Fee-Earning AUM
Three Months Ended June 30, 2025
FEAUM increased approximately $5.8 billion to $127.2 billion as of June 30, 2025 as compared to March 31, 2025. During the period, FEAUM from SMAs increased approximately $3.5 billion and FEAUM from commingled funds increased approximately $2.3 billion.

	Three Months Ended June 30, 2025
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$73,174	$48,216	$121,390
Contributions(1)	3,013	2,022	5,035
Distributions(2)	(1,010)	(392)	(1,402)
Market value, FX and other(3)	1,531	665	2,196
Ending balance	$76,708	$50,511	$127,219
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	June 30, 2025	March 31, 2025	June 30, 2024
FEAUM
Private equity	$66,428	$65,007	$54,855
Infrastructure	26,090	23,830	20,377
Private debt	21,435	19,517	16,161
Real estate	13,266	13,036	8,963
Total	$127,219	$121,390	$100,356

	As of
	June 30, 2025	March 31, 2025	June 30, 2024
Weighted-average fee rate(1)
Private equity(2)	0.73%	0.77%	0.77%
Real estate, infrastructure and private debt asset classes(3)	0.53%	0.51%	0.43%
Total	0.64%	0.65%	0.61%
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

(3)The change in weighted-average fee rates primarily reflected the timing of new funds, shifts in asset class mix, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
Undeployed Fee-Earning Capital
As of June 30, 2025, we had $28.7 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises fee revenues, less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for awards granted prior to and in connection with our IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in SPW, (c) amortization of intangibles, (d) charges associated with acquisitions and corporate transactions, and (e) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.

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
Fee-Related Earnings
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
FRE increased $9.6 million, or 13%, to $81.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Adjusted revenues increased $16.3 million, or 7%, to $237.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily reflecting increases in fee revenues, partially offset by decreases in realized carried interest allocations and adjusted incentive fees.
ANI decreased $8.7 million, or 15%, to $48.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to a decrease in performance fee-related earnings (adjusted incentive fees, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and a higher allocation of income to non-controlling interests. The overall decrease was partially offset by an increase in FRE as discussed above.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025	2024
(in thousands, except share and per share amounts)
ANI	$48,534	$57,241

Weighted-average shares of Class A common stock outstanding – Basic	77,846,710	66,187,754
Assumed vesting of RSUs	347,813	673,854
Assumed vesting and exchange of Class B2 units(1)	—	1,732,153
Exchange of Class B units in the Partnership(2)	39,608,270	45,827,707
Exchange of Class C units in the Partnership(2)	960,025	1,849,846
Exchange of Class D units in the Partnership(2)	3,530,125	2,239,185
Adjusted weighted-average shares	122,292,943	118,510,499

ANI per share	$0.40	$0.48
_______________________________
(1)The Class B2 units fully vested in June 2024.
(2)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended June 30,
(in thousands)	2025	2024
Total revenues	$364,287	$186,401
Unrealized carried interest allocations	(88,883)	25,170
Deferred incentive fees	—	6
Legacy Greenspring carried interest allocations	(39,637)	9,089
Management and advisory fee revenues for the Consolidated Funds(1)	1,567	499
Incentive fees for the Consolidated Funds(2)	133	—
Adjusted revenues	$237,467	$221,165
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

	Three Months Ended June 30,
(in thousands)	2025	2024
GAAP management and advisory fees, net	$211,173	$178,015
Management and advisory fee revenues for the Consolidated Funds(1)	1,567	499
Fee revenues	$212,740	$178,514

GAAP incentive fees	$190	$841
Adjustments(2)	133	6
Adjusted incentive fees	$323	$847

GAAP interest income	$2,496	$2,057
Interest income earned by the Consolidated Funds(3)	(998)	(907)
Adjusted interest income	$1,498	$1,150

GAAP other income (loss)	$5,152	$(351)
Adjustments(4)	(4,159)	(72)
Adjusted other income (loss)	$993	$(423)
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
(4)Reflects the removal of the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2025	2024
Income (loss) before income tax	$(20,350)	$54,842
Net income attributable to non-controlling interests in subsidiaries(1)	(30,725)	(18,951)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	(3,382)	1,255
Unrealized carried interest allocations	(88,883)	25,170
Unrealized performance fee-related compensation	44,357	(10,923)
Unrealized investment income	(9,572)	(1,180)
Impact of Consolidated Funds	(24,407)	(7,731)
Deferred incentive fees	—	6
Equity-based compensation(2)	184,509	16,785
Amortization of intangibles	10,207	10,250
Tax Receivable Agreements adjustments through earnings	—	—
Non-core items(3)	686	4,137
Pre-tax ANI	62,440	73,660
Income taxes(4)	(13,906)	(16,419)
ANI	48,534	57,241
Income taxes(4)	13,906	16,419
Realized carried interest allocations	(24,404)	(41,804)
Realized performance fee-related compensation	11,705	20,848
Realized investment income	(940)	(1,415)
Adjusted incentive fees(5)	(323)	(847)
Adjusted interest income(6)	(1,498)	(1,150)
Interest expense	4,534	2,990
Adjusted other (income) loss(7)	(993)	423
Net income attributable to non-controlling interests in subsidiaries(1)	30,725	18,951
FRE	$81,246	$71,656
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $8.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $22.3 million and $18.3 million for the three months ended June 30, 2025 and 2024, respectively.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($0.6 million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively), unrealized amounts associated with cash-based incentive awards tracked to investment funds ($17 thousand for the three months ended June 30, 2025), loss on change in fair value for contingent consideration obligation ($0.1 million and $3.0 million for the three months ended June 30, 2025 and 2024, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.5 million for the three months ended June 30, 2024) and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three months ended June 30, 2025 and 2024, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(6)Reflects the removal of interest income earned by the Consolidated Funds.
(7)Reflects the removal of the impact of consolidation of the Consolidated Funds.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through March 31, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of March 31, 2025;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of March 31, 2025 (except as noted otherwise below), based on contributions, distributions and unrealized value;

•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	14.1%	1.5x	Core/Core+ fund investments	7.0%	1.4x	Core/debt - all strategies	7.1%	Direct lending	7.6%
Secondaries	14.8%	1.4x	Value-add/opportunistic fund investments	8.2%	1.3x	Core+/value-add - primary fund investments	10.4%	Distressed debt	8.0%
Co-investments(7)	15.3%	1.6x	Real estate debt fund investments	5.3%	1.2x	Core+/value-add - secondary fund investments	9.8%	Other(9)	7.2%
			Value-add/opportunistic secondaries & co-investments	9.2%	1.2x	Core+/value-add - co-investments	12.1%
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of March 31, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2025. For investment returns where NAV data is not available by the business day occurring on or after 100 days following March 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 2,987 investments totaling $214.6 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 240 client-directed private equity investments, totaling $32.9 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).
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
(5)Real estate includes 486 investments totaling $85.8 billion of capital commitments and excludes (i) 93 client-directed real estate investments, totaling $15.0 billion of capital commitments, (ii) 17 secondary/co-investment core/core+ or credit investments, totaling $1.1 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.
(6)Infrastructure includes 303 investments totaling $64.3 billion of capital commitments and excludes (i) 8 infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 43 client-directed infrastructure investments, totaling $10.5 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 1,462 investments totaling $60.0 billion of capital commitments and excludes (i) 44 client-directed debt investments, totaling $3.5 billion of capital commitments, (ii) 50 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(9)Other includes all strategies except for direct lending, mezzanine and distressed/non-performing debt.
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
As of June 30, 2025, we had $192.0 million of cash, cash equivalents and restricted cash ($244.7 million including Consolidated Funds) and $1,787.9 million of investments in StepStone Funds, including $1,585.2 million of accrued carried interest allocations, against $269.6 million in debt obligations, net of debt issuance costs, and $802.3 million in accrued carried interest-related compensation payable.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Three Months Ended June 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$46,282	$50,170
Net cash used in investing activities	(11,793)	(13,212)
Net cash used in financing activities	(72,222)	(22,899)
Effect of exchange rate changes	(7,416)	(201)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(45,149)	$13,858
Operating Activities
Operating activities provided $46.3 million and $50.2 million of cash for the three months ended June 30, 2025 and 2024, respectively. For the three months ended June 30, 2025 and 2024, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and fair value adjustment for acquisition-related contingent consideration), of $111.6 million and $97.1 million;
•net change in operating assets and liabilities of $12.8 million and $(20.4) million;
•adjustments for unrealized investment income from Consolidated Funds of $20.8 million and $7.3 million;
•net purchases of investments of Consolidated Funds of $57.7 million and $19.1 million; and
•net change in operating assets and liabilities of Consolidated Funds of $0.4 million and $(0.2) million.

Investing Activities
Investing activities used $11.8 million and $13.2 million of cash for the three months ended June 30, 2025 and 2024, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $11.5 million and $10.0 million;
•net (contributions to) distributions from investments in legacy Greenspring entities of $0.8 million and $(2.6) million; and
•purchases of fixed assets of $1.1 million and $0.6 million.
Financing Activities
Financing activities used $72.2 million and $22.9 million of cash for the three months ended June 30, 2025 and 2024, respectively, and primarily consisted of the following:
•net borrowings on revolving credit facility of $0 million and $25.0 million;
•deferred financing costs of $0 million and $1.8 million;
•proceeds from capital contributions from non-controlling interests of $1.5 million and $0 million;
•distributions to non-controlling interests of $60.2 million and $30.1 million;
•purchase of non-controlling interests of $10.3 million and $5.4 million;
•redemption of redeemable non-controlling interests of $0 million and $13.0 million;
•proceeds from capital contributions to legacy Greenspring entities of $0.4 million and $7.1 million;
•distributions to non-controlling interests in legacy Greenspring entities of $3.0 million and $5.4 million;
•dividends paid to common stockholders of $50.3 million and $23.8 million;
•payments to related parties under the Tax Receivable Agreements of $11.5 million and $9.8 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $67.7 million and $34.3 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $6.6 million and $0 million.
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

Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2025 was 6.43%.
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
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2025, we had outstanding letters of credit totaling $10.0 million.
Senior Notes
On October 22, 2024, we issued $175.0 million aggregate principal amount of our 5.52% Series A senior notes due October 22, 2029, pursuant to the Note Purchase Agreement, dated as of October 22, 2024, in a private placement exempt from registration under the Securities Act.
Interest on the Notes is payable semi-annually in arrears on April 22 and October 22 of each year. Interest on the Notes accrues from and including October 22, 2024. The Notes will mature on October 22, 2029. We may, at our option, prepay at any time all, or from time to time any part of, the Notes, in an amount not less than 5% of the aggregate principal amount of the Notes then outstanding at a redemption price equal to 100% of the principal amount thereof plus any applicable “make-whole amount” and accrued and unpaid interest to the redemption date. So long as no default or event of default shall have occurred and be continuing under the Note Purchase Agreement, no make-whole amount will be due if the Notes are paid on or after April 22, 2029.
Debt Obligations of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to us.

In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of June 30, 2025, there were no outstanding borrowings under the Fund Credit Facility.
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
As of June 30, 2025, we were in compliance with the covenants under our various debt agreements.
Equity Transactions
In June 2025, we issued 152,768 shares of Class A common stock to certain limited partners of the Partnership in exchange for 152,768 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 18,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 18,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. We also issued 864,640 shares of Class A common stock to certain limited partners of the Partnership in exchange for 864,640 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.

Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On August 7, 2025, we announced a dividend of $0.28 per share of Class A common stock, payable on September 15, 2025 to holders of record at the close of business on August 29, 2025.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 15, 2025	0.24
Total dividends paid in FY2025		$1.08

First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Total dividends paid in FY2026		$0.64
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2024 and 2025, respectively.
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
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of June 30, 2025, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability under the Private Wealth Transaction was $209.5 million and $838.1 million, respectively. See note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information. The assumptions used in the fair value analysis are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.
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

See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements in our Form 10-K for the year ended March 31, 2025 for a summary of our significant accounting policies.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of June 30, 2025, and March 31, 2025, NAV-based management fees represented approximately 16% and 14%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of June 30, 2025 and March 31, 2025, would result in an approximate decrease to annual management fees of $12.9 million and $11.2 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of June 30, 2025 and March 31, 2025, we had $22.3 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of June 30, 2025, and March 31, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $367.1 million and $355.0 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2026 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of June 30, 2025 and March 31, 2025, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $20.3 million and $18.4 million, respectively.
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
Interest Rate Risk
As of June 30, 2025 and March 31, 2025, we had $175.0 million outstanding under our Notes and $100.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate and the Notes accrue interest at a fixed rate of 5.52%. As of June 30, 2025 and March 31, 2025, we estimate that interest expense would increase by $2.8 million and $2.8 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $192.0 million and $245.3 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of June 30, 2025 and March 31, 2025, we estimate that interest income would increase by $1.9 million and $2.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.

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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Part II, Item 1.

Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Amended and Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.1	9/18/2020	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
10.1†	Change in Control Severance Agreement, dated as of May 20, 2025, by and among the Company, the Partnership and David Y. Park.	10-K	10.21	5/23/2025	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
*	Confidential information in this exhibit has been omitted.
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2025.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)