Form 10-Q
period 2025-09-30
StepStone Group Inc.
filed 2025-11-06
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 4, 2025, there were 79,124,247 shares of the registrant’s Class A common stock, par value $0.001, and 39,133,716 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$229,824	$244,791
Restricted cash	531	502
Fees and accounts receivable	81,435	80,871
Due from affiliates	117,621	92,723
Investments:
Investments in funds	210,162	183,694
Accrued carried interest allocations	1,733,922	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	679,470	629,228
Deferred income tax assets	524,320	382,886
Lease right-of-use assets, net	86,646	91,841
Other assets and receivables	57,661	62,869
Intangibles, net	243,458	263,872
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	136,353	44,511
Investments, at fair value	647,827	415,011
Other assets	2,335	17,688
Total assets	$5,332,107	$4,586,693
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$93,310	$89,731
Accrued compensation and benefits	1,826,201	736,695
Accrued carried interest-related compensation	891,485	757,968
Legacy Greenspring accrued carried interest-related compensation(1)	544,919	495,739
Due to affiliates	346,952	331,821
Lease liabilities	109,458	113,519
Debt obligations	269,920	269,268
Liabilities of Consolidated Funds:
Other liabilities	24,076	17,580
Total liabilities	4,106,321	2,812,321
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	671,705	377,897
Redeemable non-controlling interests in subsidiaries	7,290	6,327
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 79,124,247 and 76,761,399 issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	79	77
Class B common stock, $0.001 par value, 125,000,000 authorized; 39,133,716 and 39,656,954 issued and outstanding as of September 30, 2025 and March 31, 2025, respectively	39	40
Additional paid-in capital	485,919	421,057
Accumulated deficit	(720,431)	(242,546)
Accumulated other comprehensive income	935	728
Total StepStone Group Inc. stockholders’ equity	(233,459)	179,356
Non-controlling interests in subsidiaries	927,728	1,056,510
Non-controlling interests in legacy Greenspring entities(1)	134,551	133,489
Non-controlling interests in the Partnership	(282,029)	20,793
Total stockholders’ equity	546,791	1,390,148
Total liabilities and stockholders’ equity	$5,332,107	$4,586,693
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2025	March 31, 2025
Assets
Cash and cash equivalents	$73,040	$75,769
Restricted cash	531	502
Fees and accounts receivable	60,116	66,692
Due from affiliates	66,206	43,830
Investments in funds	64,899	47,362
Legacy Greenspring investments in funds and accrued carried interest allocations	679,470	629,228
Deferred income tax assets	275	275
Lease right-of-use assets, net	17,076	18,307
Other assets and receivables	12,215	16,859
Assets of Consolidated Funds:
Cash and cash equivalents	136,353	44,511
Investments, at fair value	647,827	415,011
Other assets	2,335	17,688
Total assets	$1,760,343	$1,376,034

Liabilities
Accounts payable, accrued expenses and other liabilities	$32,438	$29,484
Accrued compensation and benefits	1,764,869	699,015
Legacy Greenspring accrued carried interest-related compensation	544,919	495,739
Due to affiliates	25,767	18,072
Lease liabilities	17,912	18,814
Liabilities of Consolidated Funds:
Other liabilities	24,076	17,580
Total liabilities	$2,409,981	$1,278,704
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Income (Loss) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues
Management and advisory fees, net	$215,489	$184,758	$426,662	$362,773
Performance fees:
Incentive fees	4,902	3,155	5,092	3,996
Carried interest allocations:
Realized	58,878	17,632	83,282	59,436
Unrealized	147,813	52,215	236,696	27,045
Total carried interest allocations	206,691	69,847	319,978	86,481
Legacy Greenspring carried interest allocations(1)	27,143	13,917	66,780	4,828
Total performance fees	238,736	86,919	391,850	95,305
Total revenues	454,225	271,677	818,512	458,078
Expenses
Compensation and benefits:
Cash-based compensation	100,348	82,871	196,333	161,095
Equity-based compensation	884,470	37,332	1,073,188	56,511
Performance fee-related compensation:
Realized	30,995	8,767	42,700	29,615
Unrealized	88,727	27,748	133,084	16,825
Total performance fee-related compensation	119,722	36,515	175,784	46,440
Legacy Greenspring performance fee-related compensation(1)	27,143	13,917	66,780	4,828
Total compensation and benefits	1,131,683	170,635	1,512,085	268,874
General, administrative and other	45,292	50,061	88,206	91,072
Total expenses	1,176,975	220,696	1,600,291	359,946
Other income (expense)
Investment income (loss)	(1,210)	2,051	9,302	4,646
Legacy Greenspring investment income (loss)(1)	1,313	(4,031)	4,695	(5,286)
Investment income of Consolidated Funds	46,044	8,206	67,715	15,841
Interest income	3,224	3,016	5,720	5,073
Interest expense	(4,425)	(3,512)	(8,959)	(6,502)
Other income	1,978	1,177	7,130	826
Total other income	46,924	6,907	85,603	14,598
Income (loss) before income tax	(675,826)	57,888	(696,176)	112,730
Income tax expense (benefit)	(100,336)	4,750	(108,675)	11,547
Net income (loss)	(575,490)	53,138	(587,501)	101,183
Less: Net income attributable to non-controlling interests in subsidiaries	9,242	19,125	37,859	35,740
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	1,313	(4,031)	4,695	(5,286)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(259,946)	13,580	(287,068)	26,904
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	39,659	6,525	60,616	12,196
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	384	307	963	669
Net income (loss) attributable to StepStone Group Inc.	$(366,142)	$17,632	$(404,566)	$30,960

Net income (loss) per share of Class A common stock:
Basic	$(4.66)	$0.26	$(5.17)	$0.46
Diluted	$(4.66)	$0.26	$(5.17)	$0.46
Weighted-average shares of Class A common stock:
Basic	78,561,587	68,772,051	78,206,102	67,486,964
Diluted	78,561,587	69,695,315	78,206,102	69,147,549
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2, 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$(575,490)	$53,138	$(587,501)	$101,183
Other comprehensive income (loss):
Foreign currency translation adjustment	(23)	(185)	(800)	(207)
Total other comprehensive loss	(23)	(185)	(800)	(207)
Comprehensive income (loss) before non-controlling interests	(575,513)	52,953	(588,301)	100,976
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	9,233	19,040	37,534	35,645
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	1,313	(4,031)	4,695	(5,286)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(259,951)	13,541	(287,240)	26,860
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	39,659	6,525	60,616	12,196
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	384	307	963	669
Comprehensive income (loss) attributable to StepStone Group Inc.	$(366,151)	$17,571	$(404,869)	$30,892
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2025	$79	$40	$484,859	$(331,990)	$944	$946,033	$134,332	$(3,718)	$1,230,579
Net income (loss)	—	—	—	(366,142)	—	9,242	1,313	(259,946)	(615,533)
Other comprehensive loss	—	—	—	—	(9)	(9)	—	(5)	(23)
Contributed capital	—	—	—	—	—	63	388	—	451
Equity-based compensation	—	—	2,960	—	—	182	—	1,635	4,777
Distributions	—	—	—	—	—	(29,389)	(1,482)	(23,298)	(54,169)
Dividends declared	—	—	—	(22,299)	—	—	—	—	(22,299)
Class A common stock issued under ESPP	—	—	1,113	—	—	—	—	615	1,728
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	—	(1)	—	—	—	—	—	—	(1)
Equity reallocation between controlling and non-controlling interests	—	—	(4,294)	—	—	1,606	—	2,688	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	1,281	—	—	—	—	—	1,281
Balance at September 30, 2025	$79	$39	$485,919	$(720,431)	$935	$927,728	$134,551	$(282,029)	$546,791

Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	$133,489	$20,793	$1,390,148
Net income (loss)	—	—	—	(404,566)	—	37,859	4,695	(287,068)	(649,080)
Other comprehensive loss	—	—	—	—	(303)	(325)	—	(172)	(800)
Contributed capital	—	—	—	—	—	1,580	810	1	2,391
Equity-based compensation	—	—	5,826	—	—	364	—	3,256	9,446
Distributions	—	—	—	—	—	(51,286)	(4,443)	(61,568)	(117,297)
Dividends declared	—	—	—	(73,319)	—	—	—	—	(73,319)
Class A common stock issued under ESPP	—	—	1,113	—	—	—	—	615	1,728
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	1	(1)	(1)	—	—	—	—	—	(1)
Purchase of non-controlling interests	—	—	(6,566)	—	—	—	—	(3,773)	(10,339)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	70,577	—	510	(116,974)	—	45,887	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(6,086)	—	—	—	—	—	(6,086)
Balance at September 30, 2025	$79	$39	$485,919	$(720,431)	$935	$927,728	$134,551	$(282,029)	$546,791

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2024	$68	$46	$363,529	$2,995	$297	$1,027,558	$147,536	$248,954	$1,790,983
Net income (loss)	—	—	—	17,632	—	19,125	(4,031)	13,580	46,306
Other comprehensive loss	—	—	—	—	(61)	(85)	—	(39)	(185)
Contributed capital	—	—	—	—	—	—	11,614	—	11,614
Equity-based compensation	—	—	2,992	—	—	204	—	2,133	5,329
Distributions	—	—	—	—	—	(23,281)	(4,267)	(25,028)	(52,576)
Dividends declared	—	—	—	(16,635)	—	—	—	—	(16,635)
Vesting of RSUs, net of shares withheld for taxes	1	—	(673)	—	—	—	—	(451)	(1,123)
Class A common stock issued under ESPP	—	—	684	—	—	—	—	431	1,115
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	4	(3)	(4)	—	—	—	—	—	(3)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	(602)	—	—	(602)
Equity reallocation between controlling and non-controlling interests	—	—	22,333	—	—	(1,144)	—	(21,189)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	4,254	—	—	—	—	—	4,254
Balance at September 30, 2024	$73	$43	$393,115	$3,992	$236	$1,021,775	$150,852	$218,391	$1,788,477

Balance at March 31, 2024	$66	$45	$310,293	$13,768	$304	$974,559	$147,042	$208,514	$1,654,591
Net income (loss)	—	—	—	30,960	—	35,740	(5,286)	26,904	88,318
Other comprehensive loss	—	—	—	—	(68)	(95)	—	(44)	(207)
Contributed capital	—	—	—	—	—	—	18,746	—	18,746
Equity-based compensation	—	—	6,113	—	—	408	—	4,487	11,008
Distributions	—	—	—	—	—	(31,148)	(9,650)	(47,275)	(88,073)
Dividends declared	—	—	—	(40,736)	—	—	—	—	(40,736)
Vesting of RSUs, net of shares withheld for taxes	1	—	(673)	—	—	—	—	(451)	(1,123)
Class A common stock issued under ESPP	—	—	684	—	—	—	—	431	1,115
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	6	(5)	(6)	—	—	—	—	—	(5)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	54,977	—	—	54,977
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	26,096	—	—	(12,666)	—	(13,430)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(2,122)	—	—	—	—	—	(2,122)
Balance at September 30, 2024	$73	$43	$393,115	$3,992	$236	$1,021,775	$150,852	$218,391	$1,788,477
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(587,501)	$101,183
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,884	22,703
Unrealized carried interest allocations and investment income	(254,297)	(28,655)
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	(50,771)	21,867
Unrealized performance fee-related compensation	133,084	16,825
Unrealized legacy Greenspring performance fee-related compensation	48,617	(13,723)
Amortization of deferred financing costs	652	255
Equity-based compensation	1,057,152	53,523
Change in deferred income taxes	(126,795)	2,519
Fair value adjustment for acquisition-related contingent consideration	—	13,666
Adjustments to reconcile net income (loss) to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(66,318)	(15,569)
Purchases of investments of Consolidated Funds	(166,498)	(88,458)
Proceeds from sale of investments of Consolidated Funds	—	2,487
Changes in operating assets and liabilities:
Fees and accounts receivable	(564)	(11,334)
Due from affiliates	(22,295)	(12,749)
Other assets and receivables	17,878	120
Accounts payable, accrued expenses and other liabilities	2,761	2,862
Accrued compensation and benefits	41,800	31,361
Due to affiliates	7,251	2,769
Lease right-of-use assets, net and lease liabilities	1,134	1,521
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	15,353	(1,066)
Other liabilities and payables	(11,004)	1,759
Net cash provided by operating activities	62,523	103,866
Cash flows from investing activities
Contributions to investments	(29,666)	(25,864)
Distributions received from investments	8,426	5,598
Contributions to investments in legacy Greenspring entities	(810)	(18,746)
Distributions received from investments in legacy Greenspring entities	1,901	6,791
Purchases of property and equipment	(1,426)	(1,869)
Other investing activities	—	1
Net cash used in investing activities	(21,575)	(34,089)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$1,581	$—
Purchase of non-controlling interests	(10,339)	(5,398)
Redemption of redeemable non-controlling interests	—	(12,968)
Proceeds from revolving credit facility	—	25,000
Proceeds from issuance of Class A common stock of shares under ESPP	1,728	1,115
Deferred financing costs	—	(1,813)
Distributions to non-controlling interests	(112,854)	(78,423)
Proceeds from capital contributions to legacy Greenspring entities	810	18,746
Distributions to non-controlling interests in legacy Greenspring entities	(4,443)	(9,650)
Dividends paid to common stockholders	(72,261)	(40,110)
Payments for taxes related to net settlement of RSUs	—	(1,123)
Payments to related parties under Tax Receivable Agreements	(11,494)	(9,802)
Other financing activities	(1)	(2)
Cash flows from financing activities of Consolidated Funds:
Proceeds from borrowings on fund credit facility	17,500	—
Contributions from redeemable non-controlling interests in Consolidated Funds	281,447	90,805
Redemptions of redeemable non-controlling interests in Consolidated Funds	(48,255)	—
Net cash provided by (used in) financing activities	43,419	(23,623)
Effect of foreign currency exchange rate changes	(7,463)	(3,085)
Net increase in cash, cash equivalents and restricted cash	76,904	43,069
Cash, cash equivalents and restricted cash at beginning of period	289,804	182,312
Cash, cash equivalents and restricted cash at end of period	$366,708	$225,381

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,058	$626
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(6,086)	(2,122)
Settlement of non-controlling interests related to awards of carried interest allocations	—	54,977
Equity issued for redemption of redeemable non-controlling interests	—	97,383
Equity issued for purchase of non-controlling interests	160,876	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$229,824	$179,066
Restricted cash	531	763
Cash and cash equivalents of Consolidated Funds	136,353	45,552
Total cash, cash equivalents and restricted cash	$366,708	$225,381
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock and Class B common stock is entitled to one vote. As of September 30, 2025, SSG held approximately 64.9% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended September 30, 2025, the Company used the June 30, 2025 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2025, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2025.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Current Events
In early 2025, financial markets experienced significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports and the weakening of the U.S. dollar against several major foreign currencies. Despite persistent elevated inflation, unemployment has remained low, and the U.S. economy has continued to grow throughout calendar year 2025.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes extensive amendments to existing tax laws applicable to businesses. The relevant provisions were included in the Company’s income tax provision for the three and six months ended September 30, 2025 and did not have a significant impact on the Company’s condensed consolidated financial statements. The Company will continue to evaluate the effect of the new legislation but does not expect the legislation to have a significant effect on the condensed consolidated financial statements for the full year ending March 31, 2026.
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
On October 1, 2025, the U.S. government entered a shutdown, which is ongoing. A prolonged U.S. federal government shutdown could adversely affect the Company’s operations, investments, regulatory approvals, and financial performance and could cause volatility in the capital markets which may interrupt the Company’s access to capital. The Company currently does not expect the shutdown to have a significant impact on its condensed consolidated financial statements.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which is 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of September 30, 2025.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and six months ended September 30, 2025 and 2024.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. During fiscal 2025, the Company adopted the StepStone Group LP Evergreen Fund Incentive Plan, under which grants of share unit (“Evergreen Fund Units”) awards entitle the holder to receive shares of one of the Company’s evergreen investment funds, or the cash value thereof, following vesting. The Evergreen Fund Units are accounted for as cash-based incentive awards. During the year ended March 31, 2025, the Company granted Evergreen Fund Unit awards valued at $2.0 million to certain employees of the Company which vest over four years in equal installments subject to continued service through the vesting date. The Company recognized $0.1 million and $0.3 million of expense related to cash-based incentive awards for the three and six months ended September 30, 2025, respectively. There was no expense recognized related to cash-based incentive awards for the three and six months ended September 30, 2024.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	September 30, 2025	March 31, 2025
Foreign currency translation adjustments	$268	$92
Unrealized gain on defined benefit plan, net	667	636
Accumulated other comprehensive income	$935	$728
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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2025	2024	2025	2024
Focused commingled funds(1)	$125,344	$107,272	$244,012	$211,707
SMAs	71,685	61,393	142,064	118,769
Advisory and other services	16,259	14,907	36,198	29,676
Fund reimbursement revenues	2,201	1,186	4,388	2,621
Total management and advisory fees, net	$215,489	$184,758	$426,662	$362,773
_______________________________
(1)Includes income-based incentive fees of $5.3 million and $1.3 million for the three months ended September 30, 2025 and 2024, respectively, and $9.7 million and $2.5 million for the six months ended September 30, 2025 and 2024, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2025	2024	2025	2024
SMAs	$4,853	$2,875	$4,853	$3,675
Focused commingled funds	49	280	239	321
Total incentive fees	$4,902	$3,155	$5,092	$3,996

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocations	2025	2024	2025	2024
SMAs	$124,813	$62,095	$220,177	$59,286
Focused commingled funds	81,878	7,752	99,801	27,195
Total carried interest allocations	$206,691	$69,847	$319,978	$86,481

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended September 30,		Six Months Ended September 30,
Legacy Greenspring Carried Interest Allocations	2025	2024	2025	2024
SMAs	$330	$71	$428	$270
Focused commingled funds	26,813	13,846	66,352	4,558
Total legacy Greenspring carried interest allocations(1)	$27,143	$13,917	$66,780	$4,828
_______________________________
(1)The three months ended September 30, 2025 and 2024 reflect the net effect of gross realized carried interest allocations of $13.3 million and $11.9 million, respectively, and the six months ended September 30, 2025 and 2024 reflect the net effect of gross realized carried interest allocations of $18.2 million and $18.6 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2025	2024	2025	2024
United States	$197,054	$98,053	$333,066	$169,811
Non-U.S. countries	257,171	173,624	485,446	288,267
Total revenues	$454,225	$271,677	$818,512	$458,078
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and six months ended September 30, 2025 and 2024, no individual client represented 10% or more of the Company’s net management and advisory fees.
For the three and six months ended September 30, 2025, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees. For the three and six months ended September 30, 2024, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees.
As of September 30, 2025 and March 31, 2025, the Company had $23.4 million and $26.8 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2025, the Company had recognized $4.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2025.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,760.3 million and $1,376.0 million as of September 30, 2025 and March 31, 2025, respectively. The liabilities of the consolidated VIEs totaled $2,410.0 million and $1,278.7 million as of September 30, 2025 and March 31, 2025, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2025 and March 31, 2025, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	September 30, 2025	March 31, 2025
Investments in funds	$202,436	$176,339
Legacy Greenspring investments in funds	134,551	133,489
Due from affiliates, net	44,972	47,693
Less: Amounts attributable to non-controlling interests in subsidiaries	25,289	26,465
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	134,551	133,489
Maximum exposure to loss	$222,119	$197,567
5.    Investments
The Company’s investments consist of equity method investments primarily related to (i) investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest and (ii) investments of Consolidated Funds. The Company’s equity interest in its equity method investments in the StepStone Funds typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income in the condensed consolidated statements of income (loss). Investment income attributable to the Consolidated Funds is recorded in investment income of Consolidated Funds. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests is recorded in legacy Greenspring investment income in the condensed consolidated statements of income (loss).

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	September 30, 2025	March 31, 2025
Investments in funds(1)	$210,162	$183,694
Accrued carried interest allocations	1,733,922	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	679,470	629,228
Total equity method investments	$2,623,554	$2,308,586
_______________________________
(1)The Company’s investments in funds were $313.9 million and $275.7 million as of September 30, 2025 and March 31, 2025, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $134.6 million and $133.5 million and carried interest allocations of $544.9 million and $495.7 million as of September 30, 2025 and March 31, 2025, respectively.
The Company recognized equity method income of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Carried interest allocations	$206,691	$69,847	$319,978	$86,481
Investment income (loss)	(1,210)	2,051	9,302	4,646
Legacy Greenspring carried interest allocations	27,143	13,917	66,780	4,828
Legacy Greenspring investment income (loss)	1,313	(4,031)	4,695	(5,286)
Total equity method income	$233,937	$81,784	$400,755	$90,669
The increase in carried interest allocations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The increase in carried interest allocations for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The increase in legacy Greenspring carried interest allocations for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The increase in legacy Greenspring carried interest allocations for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of September 30, 2025 and March 31, 2025, the Company’s investment in one SMA represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 14% and 15%, respectively, of the total accrued carried interest allocations balance as of those dates. As of September 30, 2025 and March 31, 2025, the Company’s investments in each of three commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 54% and 47%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Of the total accrued carried interest allocations balance as of September 30, 2025 and March 31, 2025, $891.5 million and $758.0 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of September 30, 2025 and March 31, 2025, $544.9 million and $495.7 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $134.6 million and $133.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2025 and March 31, 2025, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	September 30, 2025	March 31, 2025	September 30, 2025	March 31, 2025
Investments of Consolidated Funds:
Debt securities (cost of $1.9 million and $0 million as of September 30, 2025 and March 31, 2025, respectively)	$1,915	$—	1%	—%
Equity securities (cost of $68.9 million and $60.0 million as of September 30, 2025 and March 31, 2025, respectively)	88,478	70,178	14%	17%
Partnership and LLC interests (cost of $409.2 million and $257.0 million as of September 30, 2025 and March 31, 2025, respectively)	557,434	344,833	86%	83%
Total investments of Consolidated Funds	$647,827	$415,011	100%	100%
As of September 30, 2025 and March 31, 2025, no individual investment had a fair value greater than 5% of the Company’s total assets.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Investment Income of Consolidated Funds:
Net realized gains (losses) on investments	$525	$(56)	$1,397	$271
Net unrealized gains on investments	45,519	8,262	66,318	15,570
Total investment income of Consolidated Funds	$46,044	$8,206	$67,715	$15,841

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis.
Financial Instruments of the Company
As of September 30, 2025 and March 31, 2025, respectively, the Company held no financial instruments within the fair value hierarchy measured at fair value on a recurring basis.
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
Financial Instruments of Consolidated Funds

	As of September 30, 2025
	Level I	Level II	Level III	Total
Assets
Debt securities	$—	$—	$1,915	$1,915
Equity securities	—	—	76,727	76,727
Partnership and LLC interests	—	—	1,134	1,134
Total assets	$—	$—	$79,776	$79,776

	As of March 31, 2025
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$63,664	$63,664
Partnership and LLC interests	—	—	866	866
Total assets	$—	$—	$64,530	$64,530
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2025 and 2024.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of September 30, 2025 and March 31, 2025, investments with a combined fair value of $568.1 million and $350.5 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of September 30, 2025 and March 31, 2025, investments with a combined fair value of $79.8 million and $64.5 million, respectively, were classified as Level III investments. Depending on the valuation methodology applied, the significant unobservable input used to value these investments classified as Level III investments may include the enterprise value to revenue multiple, discounts to recent transaction prices or recent round of financing, or the yield method.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Financial Instruments of Consolidated Funds
Balance, beginning of period:	$71,534	$16,466	$64,530	$13,694
Transfers into Level III	—	9,289	—	9,289
Transfers out of Level III	—	(779)	—	(4,332)
Purchases	5,473	2,495	10,805	8,820
Change in fair value	2,769	—	4,441	—
Balance, end of period:	$79,776	$27,471	$79,776	$27,471

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$2,769	$—	$4,441	$—
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	September 30, 2025	March 31, 2025
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(205,194)	(184,780)
Intangible assets, net	$243,458	$263,872
Amortization expense related to intangible assets was $10.2 million and $10.3 million for the three months ended September 30, 2025 and 2024, respectively, and $20.4 million and $20.5 million for the six months ended September 30, 2025 and 2024, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of income (loss).

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At September 30, 2025, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2026	$20,414
FY2027	40,759
FY2028	40,759
FY2029	40,759
FY2030	40,759
Thereafter	60,008
Total	$243,458
The carrying value of goodwill was $580.5 million as of September 30, 2025 and March 31, 2025. The Company determined there was no indication of goodwill impairment as of September 30, 2025 and March 31, 2025.
8. Debt Obligations
The Company’s debt obligations consist of the following:

	As of
	September 30, 2025	March 31, 2025
Series A senior notes	$175,000	$175,000
Revolver	100,000	100,000
Total remaining principal	275,000	275,000
Less: Debt issuance costs	(5,080)	(5,732)
Total debt obligations	$269,920	$269,268
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
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of September 30, 2025 and March 31, 2025, respectively, the carrying value of the Notes, net of debt issuance costs, approximated fair value.

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
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2025 was 6.40%.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2025, the Company had outstanding letters of credit totaling $10.1 million.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of September 30, 2025, the outstanding balance on the Fund Credit Facility was $17.5 million and is presented within other liabilities of Consolidated Funds in the condensed consolidated balance sheets. The outstanding borrowings under the Fund Credit Facility mature in March 2026.
Borrowings under the Fund Credit Facility bear interest at a variable rate per annum. Borrowings in USD will bear interest at the applicable federal funds target rate (upper range) plus a margin of 250 basis points. Borrowings in GBP will bear interest at the Bank of England base rate plus a margin of 250 basis points. Borrowings in EUR will bear interest at the European Central Bank main refinancing rate plus a margin of 250 basis points. The weighted-average interest rate in effect for the Fund Credit Facility as of September 30, 2025 was 6.75%.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of September 30, 2025, the Company was in compliance with the covenants under its various debt agreements.
9.    Equity-Based Compensation
Restricted Stock Units
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2025	1,024,007	$42.28
Granted	64,507	$59.44
Vested	(10,798)	$50.93
Forfeited	(10,223)	$(36.74)
Balance as of September 30, 2025	1,067,493	$43.28
Performance-Based Restricted Stock Units
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2025	69,870	$53.67
Granted	10,804	$57.85
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2025	80,674	$54.23
As of September 30, 2025, $47.3 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.2 years.
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
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. The fair value of the liability classified awards is based on the contractual redemption price. The contractual transaction price is calculated based on the adjusted net income of SPW multiplied by an adjusted trading multiple for the Company’s Class A common stock, and then increased or reduced for certain other specified items. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW, a discount rate and a trading multiple. The Company applied a discount rate of 30% and 34% as of September 30, 2025 and March 31, 2025, respectively, and an adjusted trading multiple of 20.0x as of September 30, 2025 and March 31, 2025, respectively.
The Company recognized $879.7 million and $32.0 million during the three months ended September 30, 2025 and 2024, respectively, and $1,063.7 million and $45.5 million during the six months ended September 30, 2025 and 2024, respectively, of expense related to liability classified awards within equity-based compensation expense in the condensed consolidated statements of income (loss). For the three and six months ended September 30, 2025, the Company paid $8.5 million and $15.1 million, respectively, related to the settlement of liability classified awards. For the three and six months ended September 30, 2024, the Company paid $0.6 million related to the settlement of liability classified awards. As of September 30, 2025 and March 31, 2025, the Company had recognized $1,712.9 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. The offering periods run from April 1 to September 30, and October 1 to March 31 each year. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three and six months ended September 30, 2025, 37,712 shares were purchased under the ESPP. During the three and six months ended September 30, 2024, 38,096 shares were purchased under the ESPP. As of September 30, 2025, the Company has 2,092,481 shares of Class A common stock reserved for future issuances under the ESPP.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
10.    Income Taxes
In connection with the exchanges of Class B, Class C and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended September 30, 2025, the Company recorded an increase to the deferred tax asset of $8.8 million and an increase in the valuation allowance of $2.4 million. Additionally, a corresponding Tax Receivable Agreements liability of $7.4 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company also recorded a $1.7 million decrease to the Tax Receivable Agreements liability in connection with certain basis adjustments to the estimated net cash tax savings from prior exchanges. The Company made no payments during the three months ended September 30, 2025 and 2024, respectively, and payments of $11.5 million and $9.8 million during the six months ended September 30, 2025 and 2024, respectively, under the Tax Receivable Agreements. As of September 30, 2025, the Company’s total Tax Receivable Agreements liability was $321.6 million. See note 12 for more information on the Tax Receivable Agreements.
During the three and six months ended September 30, 2025, the Company recognized an expense within equity-based compensation expense in the condensed consolidated statements of income (loss) to remeasure the profits interests issued in SPW which are accounted for as liability classified awards. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax asset by $125.1 million and $150.3 million during the three and six months ended September 30, 2025, respectively. See note 9 for more information.
The Company’s effective tax rate was 14.8% and 8.2% for the three months ended September 30, 2025 and 2024, respectively and 15.6% and 10.2% for the six months ended September 30, 2025 and 2024, respectively. The Company’s overall effective tax rate in each of the periods described above is less than the statutory rate. For the three and six months ended September 30, 2025, this is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. For the three and six months ended September 30, 2024, this is primarily due to a portion of net income allocated to non-controlling interests and the related tax liability being borne by the holders of non-controlling interests. The increase in the effective tax rate for the three and six months ended September 30, 2025 as compared to the prior year period was mainly driven by a decrease in the tax benefit associated with net loss allocated to non-controlling interests in a period of increased pre-tax net loss, as well as an increase in tax benefits associated with the vesting of RSUs for the three and six months ended September 30, 2024.
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
As of September 30, 2025, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and six months ended September 30, 2025 and 2024. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(366,142)	$17,632	$(404,566)	$30,960
Incremental income from assumed vesting of RSUs	—	222	—	338
Incremental income from assumed vesting and exchange of Class B2 units[1]	—	—	—	364
Incremental income from assumed purchase under ESPP	—	1	—	1
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(366,142)	$17,855	$(404,566)	$31,663

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	78,561,587	68,772,051	78,206,102	67,486,964
Assumed vesting of RSUs	—	921,166	—	798,186
Assumed vesting and exchange of Class B2 units[1]	—	—	—	861,344
Assumed purchase under ESPP	—	2,098	—	1,055
Weighted-average shares of Class A common stock outstanding – Diluted	78,561,587	69,695,315	78,206,102	69,147,549

Net income (loss) per share of Class A common stock:
Basic	$(4.66)	$0.26	$(5.17)	$0.46
Diluted	$(4.66)	$0.26	$(5.17)	$0.46
_______________________________
(1)The Class B2 units fully vested in June 2024.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The calculation of diluted earnings per share excludes 39,133,716 Class B units, 931,103 Class C units and 2,810,039 Class D units of the Partnership outstanding as of September 30, 2025, and 42,482,042 Class B units, 1,041,403 Class C units and 2,239,185 Class D units of the Partnership outstanding as of September 30, 2024, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 80,674 PRSUs outstanding as of September 30, 2025 as the related performance targets have not been met as of September 30, 2025.
As the Company was in a net loss position for the three and six months ended September 30, 2025, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,067,493 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $156.3 million and $124.8 million for the three months ended September 30, 2025 and 2024, respectively, and $307.9 million and $248.5 million for the six months ended September 30, 2025 and 2024, respectively. The Company earned no incentive fees from the StepStone Funds for the three and six months ended September 30, 2025, respectively, and $0.2 million for the three and six months ended September 30, 2024, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $206.7 million and $69.8 million for the three months ended September 30, 2025 and 2024, respectively, and $320.0 million and $86.5 million for the six months ended September 30, 2025 and 2024, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $27.1 million and $13.9 million for the three months ended September 30, 2025 and 2024, respectively, and $66.8 million and $4.8 million for the six months ended September 30, 2025 and 2024, respectively.
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

	As of
	September 30, 2025	March 31, 2025
Amounts receivable from StepStone Funds	$66,770	$65,765
Amounts receivable from employees	36,008	12,919
Amounts receivable from loans	14,843	14,039
Total due from affiliates	$117,621	$92,723
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and amounts due to employee equity holders of consolidated subsidiaries, as set forth below.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	As of
	September 30, 2025	March 31, 2025
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$321,628	$313,749
Amounts payable to StepStone Funds	21,798	18,072
Amounts payable to certain employee equity holders of consolidated subsidiaries	3,526	—
Total due to affiliates	$346,952	$331,821
The Company made no payments during the three months ended September 30, 2025 and 2024, respectively, and $11.5 million and $9.8 million for the six months ended September 30, 2025 and 2024, respectively, under the Tax Receivable Agreements.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	76,761,399	39,656,954
Class A common stock issued in exchange for Class B Partnership units	523,238	(523,238)
Class A common stock issued in exchange for Class C Partnership units	34,658	—
Class A common stock issued in exchange for Class D Partnership units	1,000,337	—
Class A common stock issued for vesting of RSUs, net of shares withheld for taxes	10,798	—
Class A common stock issued for purchase of asset class non-controlling interests	756,105	—
Class A common stock issued under ESPP	37,712	—
September 30, 2025	79,124,247	39,133,716
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of September 30, 2025, no shares of preferred stock were issued or outstanding.
In September 2025, the Company issued 370,470 shares of Class A common stock to certain limited partners of the Partnership in exchange for 370,470 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 16,658 shares of Class A common stock to certain limited partners of the Partnership in exchange for 16,658 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 135,697 shares of Class A common stock to certain limited partners of the Partnership in exchange for 135,697 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
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
As of September 30, 2025, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $7.3 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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
On August 7, 2025, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock, which was paid on September 15, 2025 to holders of record as of the close of business on August 29, 2025.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$459,927	$142,547	$377,897	$102,623
Contributions	213,747	56,552	281,447	90,805
Redemption of redeemable non-controlling interests	(41,628)	—	(48,255)	—
Net income	39,659	6,525	60,616	12,196
Ending balance	$671,705	$205,624	$671,705	$205,624

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$6,906	$5,931	$6,327	$115,920
Net income	384	307	963	669
Redemption of redeemable non-controlling interests	—	—	—	(110,351)
Ending balance	$7,290	$6,238	$7,290	$6,238
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2025.
Lease Commitments
The Company leases offices in 31 cities in North America, South America, Europe, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of September 30, 2025, there were no finance leases outstanding.
In May 2025, the Company executed an agreement to lease an additional floor for its New York office. The Company expects to gain access to the office space in 2026. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $59 million over approximately 15 years.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of income (loss) were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost(1)	$4,247	$4,036	$8,244	$8,037
Variable lease cost	355	334	729	668
Sublease income	(464)	(461)	(925)	(919)
Total lease cost	$4,138	$3,909	$8,048	$7,786
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Supplemental cash flow information related to leases was as follows:

	Six Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$8,654	$7,176
Weighted-average remaining lease term for operating leases (in years)	10.3	11.0
Weighted-average discount rate for operating leases	4.7%	4.7%
As of September 30, 2025, maturities of operating lease liabilities were as follows:

Remainder of FY2026	$8,672
FY2027	16,034
FY2028	13,828
FY2029	15,909
FY2030	16,206
Thereafter	72,968
Total lease liabilities	143,617
Less: Imputed interest	(34,159)
Total operating lease liabilities	$109,458
Unfunded Capital Commitments
As of September 30, 2025 and March 31, 2025, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $115.2 million and $125.0 million, respectively. The $115.2 million and $125.0 million of unfunded commitments as of September 30, 2025 and March 31, 2025, respectively, exclude $39.2 million and $47.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $396.4 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2025 and March 31, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
16.    Subsequent Events
On November 6, 2025, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock, payable on December 15, 2025 to holders of record as of the close of business on November 28, 2025.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2025, we were responsible for approximately $771 billion of total capital, including $209 billion of AUM and $562 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 31 cities across 19 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2025, we had over 1,240 total employees, including 420 investment professionals and over 820 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $125 billion of our AUM as of September 30, 2025.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $68 billion of our AUM as of September 30, 2025.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $562 billion of our AUA and $16 billion of our AUM as of September 30, 2025.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $829 billion of client commitments through SPI Reporting as of September 30, 2025.
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
Current Events
In early 2025, financial markets experienced significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports and the weakening of the U.S. dollar against several major foreign currencies. Despite persistent elevated inflation, unemployment has remained low, and the U.S. economy has continued to grow throughout calendar year 2025.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes extensive amendments to existing tax laws applicable to businesses. The relevant provisions were included in our income tax provision for the three and six months ended September 30, 2025 and did not have a significant impact on our condensed consolidated financial statements. We will continue to evaluate the effect of the new legislation but do not expect the legislation to have a significant effect on the condensed consolidated financial statements for the full year ending March 31, 2026.
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
On October 1, 2025, the U.S. government entered a shutdown, which is ongoing. A prolonged U.S. federal government shutdown could adversely affect our operations, investments, regulatory approvals, and financial performance and could cause volatility in the capital markets which may interrupt our access to capital. We currently do not expect the shutdown to have a significant impact on our condensed consolidated financial statements.
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
In September 2025, we issued 370,470 shares of Class A common stock to certain limited partners of the Partnership in exchange for 370,470 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 16,658 shares of Class A common stock to certain limited partners of the Partnership in exchange for 16,658 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. We also issued 135,697 shares of Class A common stock to certain limited partners of the Partnership in exchange for 135,697 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.

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
The diagram below illustrates our organizational structure as of September 30, 2025.
Amounts may not sum to 100% due to rounding.
(1)The partners of the Partnership other than StepStone Group Inc. are:
•the General Partner, which holds a 100% general partner interest and no economic interests;
•certain members of management, employee and former employee owners and outside investors, all of whom own Class B units and an equivalent number of shares of Class B common stock;
•certain employee owners who own Class C units; and
•certain employee owners who own Class D units.
(2)Each share of Class A common stock is entitled to one vote and votes together with the Class B common stock as a single class, except as set forth in SSG’s amended and restated certificate of incorporation or as required by law.
(3)Each share of Class B common stock is entitled to one vote and votes together with the Class A common stock as a single class, except as set forth in SSG’s amended and restated certificate of incorporation or as required by law. The economic rights of our Class B common stock are limited to the right to be redeemed at par value.

Prior to September 18, 2025, holders of our Class B common stock controlled a majority of the voting power of our outstanding common stock because (i) each share of our Class B common stock entitled its holder to five votes on all matters to be voted on by stockholders generally, until the earliest to occur of certain ownership changes or September 18, 2025 as set forth in our then current Amended and Restated Certificate of Incorporation (the “Sunset”) and (ii) under our Amended and Restated Stockholders Agreement, dated as of September 20, 2021 (the “Stockholders Agreement”), certain Class A stockholders, Class B stockholders and Class C unitholders in the Partnership agreed to vote all of their shares of voting stock together and in accordance with the Class B Committee (as defined in the Stockholders Agreement). As a result, prior to the Sunset, we qualified as a “controlled company” within the meaning of the corporate governance rules of The Nasdaq Global Select Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. Consistent with this, until the occurrence of the Sunset, we elected not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.
However, since the occurrence of the Sunset and expiration of the Stockholders Agreement on September 18, 2025, each share of Class A common stock and Class B common stock is entitled to one vote, and we no longer qualify as a “controlled company” within the meaning of the Nasdaq rules. Under the Nasdaq rules, the Company may continue to rely on exemptions from certain corporate governance requirements during a one year “phase-in” period. The Company has taken all action necessary to comply with the Nasdaq rules that apply to non-controlled companies, including transitioning our board of directors to being composed of a majority of independent directors by September 18, 2026 (the end of the permitted “phase-in” period following loss of controlled company status under the Nasdaq rules). Additionally, as of September 18, 2025, the Compensation Committee and Nominating and Corporate Governance Committee of our board of directors each consist of a majority of independent directors. On or before September 18, 2026, we plan for these committees to be composed entirely of independent directors, and for a majority of our board of directors to consist of independent directors. Until the Company is fully subject to these requirements, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the Nasdaq rules.
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

•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.38% of average FEAUM for both the twelve months ended September 30, 2024 and 2025.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 1.03% and 1.00% of average FEAUM for the twelve months ended September 30, 2024 and 2025, respectively, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.63% and 0.63% of average FEAUM for the twelve months ended September 30, 2024 and 2025, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of September 30, 2025, we had over $100 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 225 programs.
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

Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued.
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

Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of September 30, 2025 reflects final data for the prior period (June 30, 2025), adjusted for net new client account activity through September 30, 2025. NAV data for underlying investments is as of June 30, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2025. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of September 30, 2025 reflects final data for the prior period (June 30, 2025), adjusted for net new client account activity through September 30, 2025. NAV data for underlying investments is as of June 30, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2025. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenues
Management and advisory fees, net	$215,489	$184,758	$426,662	$362,773
Performance fees:
Incentive fees	4,902	3,155	5,092	3,996
Carried interest allocations:
Realized	58,878	17,632	83,282	59,436
Unrealized	147,813	52,215	236,696	27,045
Total carried interest allocations	206,691	69,847	319,978	86,481
Legacy Greenspring carried interest allocations(1)	27,143	13,917	66,780	4,828
Total performance fees	238,736	86,919	391,850	95,305
Total revenues	454,225	271,677	818,512	458,078
Expenses
Compensation and benefits:
Cash-based compensation	100,348	82,871	196,333	161,095
Equity-based compensation	884,470	37,332	1,073,188	56,511
Performance fee-related compensation:
Realized	30,995	8,767	42,700	29,615
Unrealized	88,727	27,748	133,084	16,825
Total performance fee-related compensation	119,722	36,515	175,784	46,440
Legacy Greenspring performance fee-related compensation(1)	27,143	13,917	66,780	4,828
Total compensation and benefits	1,131,683	170,635	1,512,085	268,874
General, administrative and other	45,292	50,061	88,206	91,072
Total expenses	1,176,975	220,696	1,600,291	359,946
Other income (expense)
Investment income (loss)	(1,210)	2,051	9,302	4,646
Legacy Greenspring investment income (loss)(1)	1,313	(4,031)	4,695	(5,286)
Investment income of Consolidated Funds	46,044	8,206	67,715	15,841
Interest income	3,224	3,016	5,720	5,073
Interest expense	(4,425)	(3,512)	(8,959)	(6,502)
Other income	1,978	1,177	7,130	826
Total other income	46,924	6,907	85,603	14,598
Income (loss) before income tax	(675,826)	57,888	(696,176)	112,730
Income tax expense (benefit)	(100,336)	4,750	(108,675)	11,547
Net income (loss)	(575,490)	53,138	(587,501)	101,183
Less: Net income attributable to non-controlling interests in subsidiaries	9,242	19,125	37,859	35,740
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	1,313	(4,031)	4,695	(5,286)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(259,946)	13,580	(287,068)	26,904
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	39,659	6,525	60,616	12,196
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	384	307	963	669
Net income (loss) attributable to StepStone Group Inc.	$(366,142)	$17,632	$(404,566)	$30,960
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 2, 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Total revenues increased $182.5 million, or 67%, to $454.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The overall increase was driven by higher carried interest allocations, higher management and advisory fees, net, higher legacy Greenspring carried interest allocations, and higher incentive fees, in each case, as described below.
Management and advisory fees, net increased $30.7 million, or 17%, to $215.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was driven by new client activity and 27% growth in average FEAUM across the platform. The three months ended September 30, 2025 included retroactive fees of $0.3 million from the closings of StepStone’s infrastructure secondaries and micro venture capital primaries funds. The three months ended September 30, 2024 included retroactive fees of $14.9 million from the closings of StepStone’s Secondary Opportunities V, Real Estate Partners V, and Infrastructure Co-Investment Partners 2022 funds.
Incentive fees increased $1.7 million, or 55%, to $4.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, largely due to higher realization activity and higher incentive fees generated by certain private wealth funds.
Realized carried interest allocation revenues increased $41.2 million, or 234%, to $58.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $58.9 million, unrealized carried interest allocation revenues increased $136.8 million, or 196%, to $206.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase in unrealized carried interest allocations for the three months ended September 30, 2025 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $13.2 million, or 95%, to $27.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 as a result of higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended September 30, 2025 reflect gross realized carried interest allocations of $13.3 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $13.8 million. The three months ended September 30, 2024 reflect gross realized carried interest allocations of $11.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $2.0 million.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Total revenues increased $360.4 million, or 79%, to $818.5 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The overall increase was driven by higher carried interest allocations, higher management and advisory fees, net, higher legacy Greenspring carried interest allocations, and higher incentive fees, in each case, as described below.

Management and advisory fees, net increased $63.9 million, or 18%, to $426.7 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was driven by new client activity and 28% growth in average FEAUM across the platform. The six months ended September 30, 2025 included retroactive fees of $3.1 million from the closings of StepStone’s Real Estate Partners V, infrastructure secondaries, and micro venture capital primaries funds. The six months ended September 30, 2024 included retroactive fees of $31.5 million from the closings of StepStone’s Secondary Opportunities V, Real Estate Partners V, Infrastructure Co-Investment Partners 2022, and VC Global Partners XI funds.
Incentive fees increased $1.1 million, or 27%, to $5.1 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, largely due to higher realization activity and higher incentive fees generated by certain private wealth funds.
Realized carried interest allocation revenues increased $23.8 million, or 40%, to $83.3 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $83.3 million, unrealized carried interest allocation revenues increased $233.5 million, or 270%, to $320.0 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase in unrealized carried interest allocations for the six months ended September 30, 2025 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $62.0 million to $66.8 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024 as a result of higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The six months ended September 30, 2025 reflect gross realized carried interest allocations of $18.2 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $48.6 million. The six months ended September 30, 2024 reflect gross realized carried interest allocations of $18.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(13.7) million.
Expenses
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Total expenses increased $956.3 million, or 433%, to $1,177.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The overall increase resulted from increases in equity-based compensation, performance fee-related compensation, cash-based compensation and legacy Greenspring performance fee-related compensation, partially offset by lower general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $17.5 million, or 21%, to $100.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, due to 16% higher average headcount and increased compensation levels from merit increases in the current year period as compared to the prior year period.

Equity-based compensation increased $847.1 million to $884.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily attributable to an $847.7 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, and restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”) granted in the current year period with no comparable expense for these grants in the prior year period. These increases were partially offset by a decrease of $2.5 million in expense due to the final vesting of RSUs issued in connection with our IPO. We expect that there may be additional significant increases in equity-based compensation in future periods due to further increases in the fair value of liability classified awards, which is driven by the performance of SPW. SPW generated profitability in fiscal 2025 and in fiscal 2026 to date, and we expect that there will be an increase in the profitability generated by SPW in the future which would increase the fair value of the associated liability for the profits interest issued in SPW. As of September 30, 2025 and March 31, 2025, we had recognized $1,712.9 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Total performance fee-related compensation expense increased $83.2 million, or 228%, to $119.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $22.2 million, or 254%, to $31.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $13.2 million, or 95%, to $27.1 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The three months ended September 30, 2025 reflect gross realized performance fee-related compensation expense of $13.3 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $13.8 million. The three months ended September 30, 2024 reflect gross realized performance fee-related compensation expense of $11.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $2.0 million.
General, administrative and other expenses decreased $4.8 million, or 10%, to $45.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The overall decrease primarily reflected a $10.8 million lower expense for change in fair value for contingent consideration obligation as compared to the prior period, partially offset by increases of $1.8 million in marketing and conference expenses, $1.2 million in travel and associated costs for investment evaluation and client service, $1.0 million in professional fees and other general operating expenses.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Total expenses increased $1,240.3 million, or 345%, to $1,600.3 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The overall increase resulted from increases in equity-based compensation, performance fee-related compensation, legacy Greenspring performance fee-related compensation, and cash-based compensation, partially offset by lower general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $35.2 million, or 22%, to $196.3 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, due to 13% higher average headcount and increased compensation levels from merit increases in the current year period as compared to the prior year period.

Equity-based compensation increased $1,016.7 million to $1,073.2 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was primarily attributable to a $1,018.2 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, and RSUs and PRSUs granted in the current year period with no comparable expense for these grants in the prior year period. These increases were partially offset by a decrease of $5.0 million in expense due to the final vesting of RSUs issued in connection with our IPO.
Total performance fee-related compensation expense increased $129.3 million, or 279%, to $175.8 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting the increase in carried interest allocation revenue. Realized performance fee-related compensation increased $13.1 million, or 44%, to $42.7 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $62.0 million to $66.8 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The six months ended September 30, 2025 reflect gross realized performance fee-related compensation expense of $18.2 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $48.6 million. The six months ended September 30, 2024 reflect gross realized performance fee-related compensation expense of $18.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(13.7) million.
General, administrative and other expenses decreased $2.9 million, or 3%, to $88.2 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The overall decrease primarily reflected a $13.7 million lower expense for change in fair value for contingent consideration obligation as compared to the prior period, partially offset by increases of $3.0 million in professional fees, $2.4 million in marketing and conference expenses, $1.5 million in travel and associated costs for investment evaluation and client service, $0.9 million in information and technology expenses and other general operating expenses.
Other Income (Expense)
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Investment income decreased $3.3 million to loss of $1.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment loss decreased $5.3 million to income of $1.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The three months ended September 30, 2025 reflect gross realized investment income of $0.8 million and unrealized investment income, net of the reversal of realized investment income, of $0.5 million. The three months ended September 30, 2024 reflect gross realized investment income of $2.0 million and unrealized investment loss, net of the reversal of realized investment income, of $6.0 million.
Investment income of Consolidated Funds increased $37.8 million, or 461%, to $46.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds on higher investment balances during the current year period as compared with the prior year period.

Interest income increased $0.2 million, or 7%, to $3.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to Consolidated Funds was $1.3 million in the current year period as compared to $1.4 million in the prior year period.
Interest expense increased $0.9 million, or 26%, to $4.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was due to higher average outstanding debt balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for the current year period.
Other income increased $0.8 million, or 68%, to $2.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting the inclusion of gains related to adjustments for the Tax Receivable Agreements during the current year period, partially offset by lower net foreign currency transaction gains in the current year period as compared with the prior year period.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Investment income increased $4.7 million, or 100%, to $9.3 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment loss decreased $10.0 million to income of $4.7 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The six months ended September 30, 2025 reflect gross realized investment income of $2.5 million and unrealized investment income, net of the reversal of realized investment income, of $2.2 million. The six months ended September 30, 2024 reflected gross realized investment income of $2.9 million and unrealized investment loss, net of the reversal of realized investment income, of $8.1 million.
Investment income of Consolidated Funds increased $51.9 million, or 327%, to $67.7 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds on higher investment balances during the current year period as compared with the prior year period.
Interest income increased $0.6 million, or 13%, to $5.7 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to Consolidated Funds was $2.3 million in the current year and prior year periods.
Interest expense increased $2.5 million, or 38%, to $9.0 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was due to higher average outstanding debt balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for the current year period.
Other income increased $6.3 million, or 763%, to $7.1 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting higher net foreign currency transaction gains in the current year period as compared with the prior year period as well as the inclusion of gains related to adjustments for the Tax Receivable Agreements during the current year period.

Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 14.8% and 8.2% for the three months ended September 30, 2025 and 2024, respectively, and 15.6% and 10.2% for the six months ended September 30, 2025 and 2024, respectively. The overall effective tax rate in each of the periods described above is less than the statutory rate. For the three and six months ended September 30, 2025, this is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. For the three and six months ended September 30, 2024, this is primarily due to a portion of net income allocated to non-controlling interests and the related tax liability being borne by the holders of non-controlling interests. The increase in the effective tax rate for the three and six months ended September 30, 2025 as compared to the prior year period was mainly driven by a decrease in the tax benefit associated with net loss allocated to non-controlling interests in a period of increased pre-tax net loss, as well as an increase in tax benefits associated with the vesting of RSUs for the three and six months ended September 30, 2024.
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Income tax expense decreased $105.1 million to a benefit of $100.3 million for the three months ended September 30, 2025 as compared to expense for the three months ended September 30, 2024. The decrease in tax expense was primarily driven by pre-tax net loss for the three months ended September 30, 2025 as compared to pre-tax net income for the three months ended September 30, 2024.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Income tax expense decreased $120.2 million to a benefit of $108.7 million for the six months ended September 30, 2025 as compared to expense for the six months ended September 30, 2024. The decrease in tax expense was primarily driven by pre-tax net loss for the six months ended September 30, 2025 as compared to pre-tax net income for the six months ended September 30, 2024.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries decreased $9.9 million, or 52%, to $9.2 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly-owned by us and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
Net income attributable to non-controlling interests in subsidiaries increased $2.1 million, or 6%, to $37.9 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us, partially offset by an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.

Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $1.3 million and $(4.0) million for the three months ended September 30, 2025 and 2024, respectively, and $4.7 million and $(5.3) million for the six months ended September 30, 2025 and 2024, respectively.
Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(259.9) million and $13.6 million for the three months ended September 30, 2025 and 2024, respectively, and $(287.1) million and $26.9 million for the six months ended September 30, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $39.7 million and $6.5 million for the three months ended September 30, 2025 and 2024, respectively, and $60.6 million and $12.2 million for the six months ended September 30, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.4 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.0 million and $0.7 million for the six months ended September 30, 2025 and 2024, respectively.
Key Operating Metrics
Assets Under Management
AUM was $209 billion as of September 30, 2025, $189 billion as of March 31, 2025 and $176 billion as of September 30, 2024.
Assets Under Advisement
Assets related to our advisory accounts were $562 billion as of September 30, 2025, $520 billion as of March 31, 2025 and $506 billion as of September 30, 2024.
Fee-Earning AUM
Three Months Ended September 30, 2025
FEAUM increased approximately $5.6 billion to $132.8 billion as of September 30, 2025 as compared to June 30, 2025. During the period, FEAUM from SMAs increased approximately $1.5 billion and FEAUM from commingled funds increased approximately $4.1 billion.

Six Months Ended September 30, 2025
FEAUM increased approximately $11.4 billion to $132.8 billion as of September 30, 2025 as compared to March 31, 2025. During the period, FEAUM from SMAs increased approximately $5.0 billion and FEAUM from commingled funds increased approximately $6.4 billion.

	Three Months Ended September 30, 2025			Six Months Ended September 30, 2025
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$76,708	$50,511	$127,219	$73,174	$48,216	$121,390
Contributions(1)	2,559	3,547	6,106	5,572	5,569	11,141
Distributions(2)	(725)	(580)	(1,305)	(1,735)	(972)	(2,707)
Market value, FX and other(3)	(335)	1,106	771	1,196	1,771	2,967
Ending balance	$78,207	$54,584	$132,791	$78,207	$54,584	$132,791
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2025	March 31, 2025	September 30, 2024
FEAUM
Private equity	$69,932	$65,007	$57,136
Infrastructure	27,007	23,830	20,986
Private debt	22,443	19,517	16,975
Real estate	13,409	13,036	9,318
Total	$132,791	$121,390	$104,415

	As of
	September 30, 2025	March 31, 2025	September 30, 2024
Weighted-average fee rate(1)
Private equity(2)	0.71%	0.77%	0.80%
Real estate, infrastructure and private debt asset classes(3)	0.54%	0.51%	0.44%
Total	0.63%	0.65%	0.63%
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
Undeployed Fee-Earning Capital
As of September 30, 2025, we had $29.8 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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
Fee-Related Earnings
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
FRE increased $6.3 million, or 9%, to $78.6 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
FRE increased $15.9 million, or 11%, to $159.9 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Adjusted revenues increased $73.6 million, or 35%, to $282.3 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily reflecting increases in fee revenues and realized carried interest allocation revenues.
ANI increased $13.1 million, or 25%, to $66.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to the increase in FRE as discussed above, higher performance fee-related earnings (adjusted incentive fees, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Six Months Ended September 30, 2025 Compared to Six Months Ended September 30, 2024
Adjusted revenues increased $89.9 million, or 21%, to $519.8 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily reflecting increases in fee revenues and realized carried interest allocations.

ANI increased $4.4 million, or 4%, to $115.2 million for the six months ended September 30, 2025 as compared to the six months ended September 30, 2024, primarily due to the increase in FRE as discussed above, higher performance fee-related earnings (adjusted incentive fees, plus realized carried interest allocation revenues, less realized performance fee-related compensation), higher interest income and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
ANI	$66,709	$53,569	$115,243	$110,810

Weighted-average shares of Class A common stock outstanding – Basic	78,561,587	68,772,051	78,206,102	67,486,964
Assumed vesting of RSUs	509,007	921,166	428,850	798,186
Assumed vesting and exchange of Class B2 units(1)	—	—	—	861,344
Assumed purchase under ESPP	—	2,098	—	1,055
Exchange of Class B units in the Partnership(2)	39,500,159	45,212,921	39,553,919	45,518,634
Exchange of Class C units in the Partnership(2)	947,580	1,626,812	953,768	1,737,720
Exchange of Class D units in the Partnership(2)	2,944,261	2,239,185	3,235,592	2,239,185
Adjusted weighted-average shares	122,462,594	118,774,233	122,378,231	118,643,088

ANI per share	$0.54	$0.45	$0.94	$0.93
_______________________________
(1)The Class B2 units fully vested in June 2024.
(2)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Total revenues	$454,225	$271,677	$818,512	$458,078
Unrealized carried interest allocations	(147,813)	(52,215)	(236,696)	(27,045)
Deferred incentive fees	671	2,445	671	2,451
Legacy Greenspring carried interest allocations	(27,143)	(13,917)	(66,780)	(4,828)
Management and advisory fee revenues for the Consolidated Funds(1)	1,972	723	3,539	1,222
Incentive fees for the Consolidated Funds(2)	430	75	563	75
Adjusted revenues	$282,342	$208,788	$519,809	$429,953
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
GAAP management and advisory fees, net	$215,489	$184,758	$426,662	$362,773
Management and advisory fee revenues for the Consolidated Funds(1)	1,972	723	3,539	1,222
Fee revenues	$217,461	$185,481	$430,201	$363,995

GAAP incentive fees	$4,902	$3,155	$5,092	$3,996
Adjustments(2)	1,101	2,520	1,234	2,526
Adjusted incentive fees	$6,003	$5,675	$6,326	$6,522

GAAP interest income	$3,224	$3,016	$5,720	$5,073
Interest income earned by the Consolidated Funds(3)	(1,273)	(1,363)	(2,271)	(2,270)
Adjusted interest income	$1,951	$1,653	$3,449	$2,803

GAAP other income	$1,978	$1,177	$7,130	$826
Adjustments(4)	(1,073)	(1,082)	(5,232)	(1,154)
Adjusted other income (loss)	$905	$95	$1,898	$(328)
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
(4)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss) and the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Income (loss) before income tax	$(675,826)	$57,888	$(696,176)	$112,730
Net income attributable to non-controlling interests in subsidiaries(1)	(27,645)	(17,812)	(58,370)	(36,763)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	(1,313)	4,031	(4,695)	5,286
Unrealized carried interest allocations	(147,813)	(52,215)	(236,696)	(27,045)
Unrealized performance fee-related compensation	88,727	27,748	133,084	16,825
Unrealized investment (income) loss	3,726	(430)	(5,846)	(1,610)
Impact of Consolidated Funds	(43,864)	(9,267)	(68,271)	(16,998)
Deferred incentive fees	671	2,445	671	2,451
Equity-based compensation(2)	880,154	34,947	1,064,663	51,732
Amortization of intangibles	10,207	10,250	20,414	20,500
Tax Receivable Agreements adjustments through earnings	(1,302)	—	(1,302)	—
Non-core items(3)	99	11,349	785	15,486
Pre-tax ANI	85,821	68,934	148,261	142,594
Income taxes(4)	(19,112)	(15,365)	(33,018)	(31,784)
ANI	66,709	53,569	115,243	110,810
Income taxes(4)	19,112	15,365	33,018	31,784
Realized carried interest allocations	(58,878)	(17,632)	(83,282)	(59,436)
Realized performance fee-related compensation	30,995	8,767	42,700	29,615
Realized investment income	(2,516)	(1,621)	(3,456)	(3,036)
Adjusted incentive fees(5)	(6,003)	(5,675)	(6,326)	(6,522)
Adjusted interest income(6)	(1,951)	(1,653)	(3,449)	(2,803)
Interest expense	4,425	3,512	8,959	6,502
Adjusted other (income) loss(7)	(905)	(95)	(1,898)	328
Net income attributable to non-controlling interests in subsidiaries(1)	27,645	17,812	58,370	36,763
FRE	$78,633	$72,349	$159,879	$144,005
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $10.1 million and $2.3 million for the three months ended September 30, 2025 and 2024, respectively, and $18.6 million and $2.9 million for the six months ended September 30, 2025 and 2024, respectively. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $17.5 million and $15.6 million for the three months ended September 30, 2025 and 2024, respectively, and $39.8 million and $33.9 million for the six months ended September 30, 2025 and 2024, respectively.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($24 thousand and $0.1 million for the three months ended

September 30, 2025 and 2024, respectively, and $0.6 million and $0.8 million for the six months ended September 30, 2025 and 2024, respectively), unrealized amounts associated with cash-based incentive awards tracked to investment funds ($17 thousand and $34 thousand for the three and six months ended September 30, 2025, respectively), loss on change in fair value for contingent consideration obligation ($0.1 million and $10.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $13.8 million for the six months ended September 30, 2025 and 2024, respectively), compensation paid to certain employees as part of an acquisition earn-out ($0.3 million and $0.8 million for the three and six months ended September 30, 2024, respectively) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three and six months ended September 30, 2025 and 2024, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(6)Reflects the removal of interest income earned by the Consolidated Funds.
(7)Reflects the removal of the impact of consolidation of the Consolidated Funds and amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($1.3 million for the three and six months ended September 30, 2025).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through June 30, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2025;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2025 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	14.0%	1.5x	Core/Core+ fund investments	6.9%	1.4x	Core/debt - all strategies	7.0%	Primaries	7.7%
Secondaries	14.5%	1.4x	Value-add/opportunistic fund investments	8.1%	1.3x	Core+/value-add - primary fund investments	10.5%	Direct lending	7.1%
Co-investments(7)	15.2%	1.6x	Real estate debt fund investments	5.4%	1.2x	Core+/value-add - secondary fund investments	8.3%	Opportunistic	8.4%
			Value-add/opportunistic secondaries & co-investments	9.0%	1.2x	Core+/value-add - co-investments	11.7%	Co-investments/secondaries	9.5%
								Direct lending	8.2%
								Opportunistic	11.2%
								Customized Managed Accounts	(*)
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of June 30, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2025. For investment returns where NAV data is not available by the business day occurring on or after 100 days following June 30, 2025, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 3,100 investments totaling $219.8 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 242 client-directed private equity investments, totaling $33.5 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).

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
(5)Real estate includes 494 investments totaling $86.9 billion of capital commitments and excludes (i) 97 client-directed real estate investments, totaling $16.3 billion of capital commitments, (ii) 17 secondary/co-investment core/core+ or credit investments, totaling $1.1 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.
(6)Infrastructure includes 317 investments totaling $67.0 billion of capital commitments and excludes (i) eight infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 46 client-directed infrastructure investments, totaling $11.0 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 1,642 investments totaling $62.9 billion of capital commitments and excludes (i) 46 client-directed debt investments, totaling $3.9 billion of capital commitments, (ii) 50 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. *Net IRRs are not aggregated and shown for customized managed accounts (which include capacity-negotiated GP co-investment accounts and GP primary managed accounts) totaling $34.6 billion of committed capital, as the investment objective of those investments are customized to the respective client’s investment target on multiple-on-committed-capital (“MOCC”) and can differ significantly.

Liquidity and Capital Resources
Sources and Uses of Liquidity
We generate cash primarily from management and advisory fees and performance fees. We have historically managed our liquidity and capital resource needs through (a) cash generated from our operating activities, (b) realizations from investment activities, (c) borrowings, interest payments and repayments under credit agreements, senior note issuances and other borrowing arrangements, (d) funding capital commitments to our funds, and (e) funding our growth initiatives, including capital expenditures for property, equipment, and acquisitions to expand into new businesses.
As of September 30, 2025, we had $230.4 million of cash, cash equivalents and restricted cash ($366.7 million including Consolidated Funds) and $1,944.1 million of investments in StepStone Funds, including $1,733.9 million of accrued carried interest allocations, against $269.9 million in debt obligations, net of debt issuance costs, and $891.5 million in accrued carried interest-related compensation payable.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) performance fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, and to make investments in the StepStone Funds. We believe we will have sufficient ability to meet our liquidity and capital resources requirements for the next 12 months through cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2025	2024
Net cash provided by operating activities	$62,523	$103,866
Net cash used in investing activities	(21,575)	(34,089)
Net cash provided by (used in) financing activities	43,419	(23,623)
Effect of exchange rate changes	(7,463)	(3,085)
Net increase in cash, cash equivalents and restricted cash	$76,904	$43,069
Operating Activities
Operating activities provided $62.5 million and $103.9 million of cash for the six months ended September 30, 2025 and 2024, respectively. For the six months ended September 30, 2025 and 2024, respectively, these amounts primarily consisted of the following:

•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and fair value adjustment for acquisition-related contingent consideration), of $243.0 million and $190.2 million;
•net change in operating assets and liabilities of $48.0 million and $14.6 million;
•adjustments for unrealized investment income from Consolidated Funds of $66.3 million and $15.6 million;
•net purchases of investments of Consolidated Funds of $166.5 million and $86.0 million; and
•net change in operating assets and liabilities of Consolidated Funds of $4.3 million and $0.7 million.
Investing Activities
Investing activities used $21.6 million and $34.1 million of cash for the six months ended September 30, 2025 and 2024, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $21.2 million and $20.3 million;
•net (contributions to) distributions from investments in legacy Greenspring entities of $1.1 million and $(12.0) million; and
•purchases of fixed assets of $1.4 million and $1.9 million.
Financing Activities
Financing activities provided (used) $43.4 million and $(23.6) million of cash for the six months ended September 30, 2025 and 2024, respectively, and primarily consisted of the following:
•net borrowings on revolving credit facility of $0 million and $25.0 million;
•deferred financing costs of $0 million and $1.8 million;
•proceeds from capital contributions from non-controlling interests of $1.6 million and $0 million;
•distributions to non-controlling interests of $112.9 million and $78.4 million;
•purchase of non-controlling interests of $10.3 million and $5.4 million;
•redemption of redeemable non-controlling interests of $0 million and $13.0 million;
•proceeds from capital contributions to legacy Greenspring entities of $0.8 million and $18.7 million;
•distributions to non-controlling interests in legacy Greenspring entities of $4.4 million and $9.7 million;
•dividends paid to common stockholders of $72.3 million and $40.1 million;
•payments for taxes related to the net settlement of RSUs of $0 million and $1.1 million;

•proceeds from issuance of Class A common stock under ESPP of $1.7 million and $1.1 million;
•payments to related parties under the Tax Receivable Agreements of $11.5 million and $9.8 million;
•proceeds from borrowings on fund credit facility of $17.5 million and $0 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $281.4 million and $90.8 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $48.3 million and $0 million.
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
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2025 was 6.40%.
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
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2025, we had outstanding letters of credit totaling $10.1 million.

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
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of September 30, 2025, the outstanding balance on the Fund Credit Facility was $17.5 million and is presented within other liabilities of Consolidated Funds in the condensed consolidated balance sheets. The outstanding borrowings under the Fund Credit Facility mature in March 2026.
Borrowings under the Fund Credit Facility bear interest at a variable rate per annum. Borrowings in USD will bear interest at the applicable federal funds target rate (upper range) plus a margin of 250 basis points. Borrowings in GBP will bear interest at the Bank of England base rate plus a margin of 250 basis points. Borrowings in EUR will bear interest at the European Central Bank main refinancing rate plus a margin of 250 basis points. The weighted-average interest rate in effect for the Fund Credit Facility as of September 30, 2025 was 6.75%.
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
As of September 30, 2025, we were in compliance with the covenants under our various debt agreements.
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
In September 2025, we issued 370,470 shares of Class A common stock to certain limited partners of the Partnership in exchange for 370,470 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 16,658 shares of Class A common stock to certain limited partners of the Partnership in exchange for 16,658 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. We also issued 135,697 shares of Class A common stock to certain limited partners of the Partnership in exchange for 135,697 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On November 6, 2025, we announced a dividend of $0.28 per share of Class A common stock, payable on December 15, 2025 to holders of record at the close of business on November 28, 2025.

The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 15, 2025	0.24
Total dividends paid in FY2025		$1.08

First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Total dividends paid in FY2026		$0.92
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

Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of September 30, 2025, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability under the Private Wealth Transaction was $427.2 million and $1,708.8 million, respectively. We believe that we will be able to meet the cash requirements for settlement of the liability through our ability to obtain future financing. See note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.
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
Our management fee and advisory fee revenue is only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. As of September 30, 2025, and March 31, 2025, NAV-based management fees represented approximately 18% and 14%, respectively, of total net management and advisory fees. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2025 and March 31, 2025, would result in an approximate decrease to annual management fees of $15.0 million and $11.2 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2025 and March 31, 2025, we had $21.4 million and $22.3 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2025, and March 31, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $396.4 million and $355.0 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2026 that are potentially subject to clawback.

•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of September 30, 2025 and March 31, 2025, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $21.0 million and $18.4 million, respectively.
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
Interest Rate Risk
As of September 30, 2025 and March 31, 2025, we had $175.0 million outstanding under our Notes and $100.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate and the Notes accrue interest at a fixed rate of 5.52%. As of September 30, 2025 and March 31, 2025, we estimate that interest expense would increase by $2.8 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $230.4 million and $245.3 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of September 30, 2025 and March 31, 2025, we estimate that interest income would increase by $2.3 million and $2.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Controls over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
The table below summarizes the terms of “Rule 10b5-1 trading arrangements,” as defined in Item 408 of Regulation S-K, adopted, modified or terminated by our executive officers or directors during the period covered by this quarterly report on Form 10-Q. All of the trading arrangements listed below are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan(1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Jose Fernandez	Co-Chief Operating Officer and Director	Plan adopted August 11, 2025	Plan terminates December 31, 2025	211,210
_______________________________
(1)Each plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Certificate of Amendment to the Certificate of Incorporation	8-K	3.1	9/11/2025	001-39510
3.2	Certificate of Amendment to the Certificate of Incorporation	8-K	3.1	9/19/2025	001-39510
3.3	Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.2	9/19/2025	001-39510
3.4	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income (Loss); (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
						X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2025.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)