Form 10-Q
period 2025-12-31
StepStone Group Inc.
filed 2026-02-05
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of February 3, 2026, there were 80,143,962 shares of the registrant’s Class A common stock, par value $0.001, and 39,017,716 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$266,075	$244,791
Restricted cash	564	502
Fees and accounts receivable	79,669	80,871
Due from affiliates	334,942	92,723
Investments:
Investments in funds	292,994	183,694
Accrued carried interest allocations	1,835,862	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	670,631	629,228
Deferred income tax assets	583,565	382,886
Lease right-of-use assets, net	84,016	91,841
Other assets and receivables	61,058	62,869
Intangibles, net	233,251	263,872
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	111,377	44,511
Investments, at fair value	105,150	415,011
Other assets	1,758	17,688
Total assets	$5,241,454	$4,586,693
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$87,118	$89,731
Accrued compensation and benefits	2,404,228	736,695
Accrued carried interest-related compensation	960,513	757,968
Legacy Greenspring accrued carried interest-related compensation(1)	536,484	495,739
Due to affiliates	354,610	331,821
Lease liabilities	106,497	113,519
Debt obligations	270,246	269,268
Liabilities of Consolidated Funds:
Other liabilities	2,305	17,580
Total liabilities	4,722,001	2,812,321
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	171,870	377,897
Redeemable non-controlling interests in subsidiaries	7,914	6,327
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 80,135,346 and 76,761,399 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	80	77
Class B common stock, $0.001 par value, 125,000,000 authorized; 39,017,716 and 39,656,954 issued and outstanding as of December 31, 2025 and March 31, 2025, respectively	39	40
Additional paid-in capital	486,542	421,057
Accumulated deficit	(866,331)	(242,546)
Accumulated other comprehensive income	876	728
Total StepStone Group Inc. stockholders’ equity	(378,794)	179,356
Non-controlling interests in subsidiaries	948,365	1,056,510
Non-controlling interests in legacy Greenspring entities(1)	134,147	133,489
Non-controlling interests in the Partnership	(364,049)	20,793
Total stockholders’ equity	339,669	1,390,148
Total liabilities and stockholders’ equity	$5,241,454	$4,586,693
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	December 31, 2025	March 31, 2025
Assets
Cash and cash equivalents	$97,495	$75,769
Restricted cash	564	502
Fees and accounts receivable	68,821	66,692
Due from affiliates	279,840	43,830
Investments in funds	72,517	47,362
Legacy Greenspring investments in funds and accrued carried interest allocations	670,631	629,228
Deferred income tax assets	275	275
Lease right-of-use assets, net	16,406	18,307
Other assets and receivables	15,976	16,859
Assets of Consolidated Funds:
Cash and cash equivalents	111,377	44,511
Investments, at fair value	105,150	415,011
Other assets	1,758	17,688
Total assets	$1,440,810	$1,376,034

Liabilities
Accounts payable, accrued expenses and other liabilities	$33,049	$29,484
Accrued compensation and benefits	2,230,033	699,015
Legacy Greenspring accrued carried interest-related compensation	536,484	495,739
Due to affiliates	20,782	18,072
Lease liabilities	17,332	18,814
Liabilities of Consolidated Funds:
Other liabilities	2,305	17,580
Total liabilities	$2,839,985	$1,278,704
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues
Management and advisory fees, net	$239,932	$190,840	$666,594	$553,613
Performance fees:
Incentive fees	207,954	22,369	213,046	26,365
Carried interest allocations:
Realized	46,703	24,282	129,985	83,718
Unrealized	101,985	93,325	338,681	120,370
Total carried interest allocations	148,688	117,607	468,666	204,088
Legacy Greenspring carried interest allocations(1)	(10,063)	8,207	56,717	13,035
Total performance fees	346,579	148,183	738,429	243,488
Total revenues	586,511	339,023	1,405,023	797,101
Expenses
Compensation and benefits:
Cash-based compensation	107,114	85,203	303,447	246,298
Equity-based compensation	468,808	486,418	1,541,996	542,929
Performance fee-related compensation:
Realized	122,215	25,477	164,915	55,092
Unrealized	69,050	49,670	202,134	66,495
Total performance fee-related compensation	191,265	75,147	367,049	121,587
Legacy Greenspring performance fee-related compensation(1)	(10,063)	8,207	56,717	13,035
Total compensation and benefits	757,124	654,975	2,269,209	923,849
General, administrative and other	50,640	43,130	138,846	134,202
Total expenses	807,764	698,105	2,408,055	1,058,051
Other income (expense)
Investment income	9,829	1,064	19,131	5,710
Legacy Greenspring investment income (loss)(1)	(527)	1,167	4,168	(4,119)
Investment income of Consolidated Funds	21,282	15,037	88,997	30,878
Interest income	2,455	2,559	8,175	7,632
Interest expense	(5,123)	(3,008)	(14,082)	(9,510)
Other income (loss)	(1,312)	(2,452)	5,818	(1,626)
Total other income	26,604	14,367	112,207	28,965
Loss before income tax	(194,649)	(344,715)	(890,825)	(231,985)
Income tax benefit	(32,214)	(57,552)	(140,889)	(46,005)
Net loss	(162,435)	(287,163)	(749,936)	(185,980)
Less: Net income attributable to non-controlling interests in subsidiaries	24,562	27,226	62,421	62,966
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(527)	1,167	4,168	(4,119)
Less: Net loss attributable to non-controlling interests in the Partnership	(82,207)	(134,760)	(369,275)	(107,856)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	18,564	10,905	79,180	23,101
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	624	314	1,587	983
Net loss attributable to StepStone Group Inc.	$(123,451)	$(192,015)	$(528,017)	$(161,055)

Net loss per share of Class A common stock:
Basic	$(1.55)	$(2.61)	$(6.72)	$(2.32)
Diluted	$(1.55)	$(2.61)	$(6.72)	$(2.32)
Weighted-average shares of Class A common stock:
Basic	79,465,039	73,687,289	78,627,273	69,561,254
Diluted	79,465,039	73,687,289	78,627,273	69,561,254
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2, 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(162,435)	$(287,163)	$(749,936)	$(185,980)
Other comprehensive income (loss):
Foreign currency translation adjustment	(153)	210	(953)	3
Total other comprehensive income (loss)	(153)	210	(953)	3
Comprehensive loss before non-controlling interests	(162,588)	(286,953)	(750,889)	(185,977)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	24,500	27,268	62,034	62,913
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	(527)	1,167	4,168	(4,119)
Less: Comprehensive loss attributable to non-controlling interests in the Partnership	(82,239)	(134,697)	(369,479)	(107,837)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	18,564	10,905	79,180	23,101
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	624	314	1,587	983
Comprehensive loss attributable to StepStone Group Inc.	$(123,510)	$(191,910)	$(528,379)	$(161,018)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at September 30, 2025	$79	$39	$485,919	$(720,431)	$935	$927,728	$134,551	$(282,029)	$546,791
Net income (loss)	—	—	—	(123,451)	—	24,562	(527)	(82,207)	(181,623)
Other comprehensive loss	—	—	—	—	(59)	(62)	—	(32)	(153)
Contributed capital	—	—	—	—	—	614	338	—	952
Equity-based compensation	—	—	3,230	—	—	179	—	1,728	5,137
Distributions	—	—	—	—	—	(4,656)	(215)	(7,853)	(12,724)
Dividends declared	—	—	—	(22,449)	—	—	—	—	(22,449)
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	1	—	(1)	—	—	—	—	—	—
Purchase of non-controlling interests	—	—	13	—	—	—	—	7	20
Equity reallocation between controlling and non-controlling interests	—	—	(6,337)	—	—	—	—	6,337	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	3,718	—	—	—	—	—	3,718
Balance at December 31, 2025	$80	$39	$486,542	$(866,331)	$876	$948,365	$134,147	$(364,049)	$339,669

Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	$133,489	$20,793	$1,390,148
Net income (loss)	—	—	—	(528,017)	—	62,421	4,168	(369,275)	(830,703)
Other comprehensive loss	—	—	—	—	(362)	(387)	—	(204)	(953)
Contributed capital	—	—	—	—	—	2,194	1,148	1	3,343
Equity-based compensation	—	—	9,056	—	—	543	—	4,984	14,583
Distributions	—	—	—	—	—	(55,942)	(4,658)	(69,421)	(130,021)
Dividends declared	—	—	—	(95,768)	—	—	—	—	(95,768)
Class A common stock issued under ESPP	—	—	1,113	—	—	—	—	615	1,728
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	2	(1)	(2)	—	—	—	—	—	(1)
Purchase of non-controlling interests	—	—	(6,553)	—	—	—	—	(3,766)	(10,319)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—		—
Equity reallocation between controlling and non-controlling interests	—	—	64,240	—	510	(116,974)	—	52,224	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(2,368)	—	—	—	—	—	(2,368)
Balance at December 31, 2025	$80	$39	$486,542	$(866,331)	$876	$948,365	$134,147	$(364,049)	$339,669
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

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(749,936)	$(185,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,292	34,087
Unrealized carried interest allocations and investment income	(366,386)	(121,324)
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	(39,860)	54,718
Unrealized performance fee-related compensation	201,826	66,495
Unrealized legacy Greenspring performance fee-related compensation	38,271	(43,793)
Amortization of deferred financing costs	978	521
Equity-based compensation	1,437,539	529,788
Change in deferred income taxes	(168,607)	(57,563)
Fair value adjustment for acquisition-related contingent consideration	—	16,062
Adjustments to reconcile net loss to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(87,538)	(28,149)
Purchases of investments of Consolidated Funds	(229,273)	(165,967)
Proceeds from sale of investments of Consolidated Funds	3,397	5,492
Changes in operating assets and liabilities:
Fees and accounts receivable	(10,782)	(6,752)
Due from affiliates	(239,616)	(29,059)
Other assets and receivables	14,287	(6,575)
Accounts payable, accrued expenses and other liabilities	(1,728)	(4,714)
Accrued compensation and benefits	244,577	72,980
Due to affiliates	2,266	1,797
Lease right-of-use assets, net and lease liabilities	803	(368)
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	16,175	(588)
Other liabilities and payables	(11,004)	343
Net cash provided by operating activities	89,681	131,451
Cash flows from investing activities
Contributions to investments	(47,182)	(47,011)
Distributions received from investments	11,635	9,218
Contributions to investments in legacy Greenspring entities	(1,148)	(19,247)
Distributions received from investments in legacy Greenspring entities	2,078	22,803
Net cash derecognized from deconsolidation of fund	(52,365)	—
Purchases of property and equipment	(1,858)	(2,435)
Other investing activities	—	1
Net cash used in investing activities	(88,840)	(36,671)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$2,195	$7,078
Purchase of non-controlling interests	(10,319)	(5,398)
Redemption of redeemable non-controlling interests	—	(12,968)
Proceeds from revolving credit facility	75,000	25,000
Proceeds from issuance of Class A common stock of shares under ESPP	1,728	1,115
Proceeds from issuance of notes payable	—	175,000
Deferred financing costs	—	(5,401)
Payments on revolving credit facility	(75,000)	(175,000)
Distributions to non-controlling interests	(125,363)	(96,928)
Proceeds from capital contributions to legacy Greenspring entities	1,148	19,247
Distributions to non-controlling interests in legacy Greenspring entities	(4,658)	(29,609)
Dividends paid to common stockholders	(94,423)	(57,579)
Payments for taxes related to net settlement of RSUs	—	(1,123)
Payments to related parties under Tax Receivable Agreements	(12,565)	(9,819)
Other financing activities	(1)	(5)
Cash flows from financing activities of Consolidated Funds:
Proceeds from borrowings on fund credit facility	17,500	7,872
Payments on fund credit facility	(17,500)	—
Contributions from redeemable non-controlling interests in Consolidated Funds	391,250	169,943
Redemptions of redeemable non-controlling interests in Consolidated Funds	(53,793)	(8,845)
Net cash provided by financing activities	95,199	2,580
Effect of foreign currency exchange rate changes	(7,828)	(168)
Net increase in cash, cash equivalents and restricted cash	88,212	97,192
Cash, cash equivalents and restricted cash at beginning of period	289,804	182,312
Cash, cash equivalents and restricted cash at end of period	$378,016	$279,504

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,345	$808
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(2,368)	3,244
Settlement of non-controlling interests related to awards of carried interest allocations	—	54,977
Equity issued for redemption of redeemable non-controlling interests	—	97,383
Equity issued for purchase of non-controlling interests	160,876	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$266,075	$223,103
Restricted cash	564	720
Cash and cash equivalents of Consolidated Funds	111,377	55,681
Total cash, cash equivalents and restricted cash	$378,016	$279,504
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock and Class B common stock is entitled to one vote. As of December 31, 2025, SSG held approximately 65.7% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

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
Accounting for Differing Fiscal Periods
The StepStone Funds primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended December 31, 2025, the Company used the September 30, 2025 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of September 30, 2025, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended December 31, 2025.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Current Events
In the second half of 2025, financial markets continued to experience significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports and the weakening of the U.S. dollar against several major foreign currencies. Despite elevated levels of inflation, slowing global growth and elevated long-term rates, unemployment has remained low, and the U.S. economy has continued to grow throughout calendar year 2025.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes extensive amendments to existing tax laws applicable to businesses. The relevant provisions were included in the Company’s income tax provision for the three and nine months ended December 31, 2025 and did not have a significant impact on the Company’s condensed consolidated financial statements. The Company will continue to evaluate the effect of the new legislation but does not expect the legislation to have a significant effect on the condensed consolidated financial statements for the full year ending March 31, 2026.
The Company is continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been, and may continue to be, adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and the Company’s condensed consolidated financial statements.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which is 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of December 31, 2025.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and nine months ended December 31, 2025 and 2024.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. During fiscal 2025, the Company adopted the StepStone Group LP Evergreen Fund Incentive Plan, under which grants of share unit (“Evergreen Fund Units”) awards entitle the holder to receive shares of one of the Company’s evergreen investment funds, or the cash value thereof, following vesting. The Evergreen Fund Units are accounted for as cash-based incentive awards. During the year ended March 31, 2025, the Company granted Evergreen Fund Unit awards valued at $2.0 million to certain employees of the Company which vest over four years in equal installments subject to continued service through the vesting date. The Company recognized $0.1 million and $0.4 million of expense related to cash-based incentive awards for the three and nine months ended December 31, 2025, respectively. There was no expense recognized related to cash-based incentive awards for the three and nine months ended December 31, 2024.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	December 31, 2025	March 31, 2025
Foreign currency translation adjustments	$208	$92
Unrealized gain on defined benefit plan, net	668	636
Accumulated other comprehensive income	$876	$728
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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended December 31,		Nine Months Ended December 31,
Management and Advisory Fees, Net	2025	2024	2025	2024
Focused commingled funds(1)	$143,298	$104,891	$387,310	$316,598
SMAs	75,226	66,245	217,290	185,014
Advisory and other services	18,295	17,458	54,493	47,134
Fund reimbursement revenues	3,113	2,246	7,501	4,867
Total management and advisory fees, net	$239,932	$190,840	$666,594	$553,613
_______________________________
(1)Includes income-based incentive fees of $6.0 million and $2.1 million for the three months ended December 31, 2025 and 2024, respectively, and $15.7 million and $4.6 million for the nine months ended December 31, 2025 and 2024, respectively.

	Three Months Ended December 31,		Nine Months Ended December 31,
Incentive Fees	2025	2024	2025	2024
SMAs	$—	$—	$4,853	$3,675
Focused commingled funds	207,954	22,369	208,193	22,690
Total incentive fees	$207,954	$22,369	$213,046	$26,365

	Three Months Ended December 31,		Nine Months Ended December 31,
Carried Interest Allocations	2025	2024	2025	2024
SMAs	$63,558	$74,419	$283,735	$133,705
Focused commingled funds	85,130	43,188	184,931	70,383
Total carried interest allocations	$148,688	$117,607	$468,666	$204,088

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended December 31,		Nine Months Ended December 31,
Legacy Greenspring Carried Interest Allocations	2025	2024	2025	2024
SMAs	$213	$198	$641	$468
Focused commingled funds	(10,276)	8,009	56,076	12,567
Total legacy Greenspring carried interest allocations(1)	$(10,063)	$8,207	$56,717	$13,035
_______________________________
(1)The three months ended December 31, 2025 and 2024 reflect the net effect of gross realized carried interest allocations of $0.3 million and $38.3 million, respectively, and the nine months ended December 31, 2025 and 2024 reflect the net effect of gross realized carried interest allocations of $18.4 million and $56.8 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
For the three and nine months ended December 31, 2025, the increase in incentive fees was primarily driven by higher incentive fees generated by StepStone’s Private Venture and Growth Fund.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues(1)	2025	2024	2025	2024
United States	$370,743	$142,367	$703,809	$312,178
Non-U.S. countries	215,768	196,656	701,214	484,923
Total revenues	$586,511	$339,023	$1,405,023	$797,101
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and nine months ended December 31, 2025 and 2024, no individual client represented 10% or more of the Company’s net management and advisory fees. For the three and nine months ended December 31, 2025, two commingled funds represented 10% or more of the Company’s incentive fees. For the three and nine months ended December 31, 2024, one commingled fund represented 10% or more of the Company’s incentive fees.
For the three and nine months ended December 31, 2025, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees. The Company had incentive fees attributable to the United States and Luxembourg, which represented 10% or more of the Company’s incentive fees. For the three months ended December 31, 2024, the Company had management and advisory fee revenues attributable to the United States and Luxembourg, each of which represented 10% or more of the Company’s net management and advisory fees. For the nine months ended December 31, 2024, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees. For the three and nine months ended December 31, 2024, the Company had incentive fees attributable to the United States, which represented 10% or more of the Company’s incentive fees.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2025 and March 31, 2025, the Company had $24.6 million and $26.8 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the nine months ended December 31, 2025, the Company had recognized $4.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2025.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $1,440.8 million and $1,376.0 million as of December 31, 2025 and March 31, 2025, respectively. The liabilities of the consolidated VIEs totaled $2,840.0 million and $1,278.7 million as of December 31, 2025 and March 31, 2025, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of December 31, 2025 and March 31, 2025, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	December 31, 2025	March 31, 2025
Investments in funds	$280,840	$176,339
Legacy Greenspring investments in funds	134,147	133,489
Due from affiliates, net	56,058	47,693
Less: Amounts attributable to non-controlling interests in subsidiaries	29,625	26,465
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	134,147	133,489
Maximum exposure to loss	$307,273	$197,567
5.    Investments
The Company’s investments consist of equity method investments primarily related to (i) investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest and (ii) investments of Consolidated Funds. The Company’s equity interest in its equity method investments in the StepStone Funds typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income (loss) in the condensed consolidated statements of income (loss). Investment income attributable to the Consolidated Funds is recorded in investment income of Consolidated Funds. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests is recorded in legacy Greenspring investment income (loss) in the condensed consolidated statements of income (loss).

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	December 31, 2025	March 31, 2025
Investments in funds(1)	$292,994	$183,694
Accrued carried interest allocations	1,835,862	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	670,631	629,228
Total equity method investments	$2,799,487	$2,308,586
_______________________________
(1)The Company’s investments in funds were $338.2 million and $275.7 million as of December 31, 2025 and March 31, 2025, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $134.1 million and $133.5 million and carried interest allocations of $536.5 million and $495.7 million as of December 31, 2025 and March 31, 2025, respectively.
The Company recognized equity method income of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Carried interest allocations	$148,688	$117,607	$468,666	$204,088
Investment income	9,829	1,064	19,131	5,710
Legacy Greenspring carried interest allocations	(10,063)	8,207	56,717	13,035
Legacy Greenspring investment income (loss)	(527)	1,167	4,168	(4,119)
Total equity method income	$147,927	$128,045	$548,682	$218,714
The increase in carried interest allocations for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity and infrastructure funds. The increase in carried interest allocations for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The decrease in legacy Greenspring carried interest allocations for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 was primarily attributable to net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized appreciation in the prior year period. The increase in legacy Greenspring carried interest allocations for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2025 and March 31, 2025, the Company’s investment in one SMA represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 13% and 15%, respectively, of the total accrued carried interest allocations balance as of those dates. As of December 31, 2025 and March 31, 2025, the Company’s investments in each of three commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 53% and 47%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of December 31, 2025 and March 31, 2025, $960.5 million and $758.0 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of December 31, 2025 and March 31, 2025, $536.5 million and $495.7 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $134.1 million and $133.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of December 31, 2025 and March 31, 2025, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	December 31, 2025	March 31, 2025	December 31, 2025	March 31, 2025
Investments of Consolidated Funds:
Debt securities (cost of $1.9 million and $0 million as of December 31, 2025 and March 31, 2025, respectively)	$1,915	$—	2%	—%
Equity securities (cost of $0 million and $60.0 million as of December 31, 2025 and March 31, 2025, respectively)	—	70,178	—%	17%
Partnership and LLC interests (cost of $85.3 million and $257.0 million as of December 31, 2025 and March 31, 2025, respectively)	103,235	344,833	98%	83%
Total investments of Consolidated Funds	$105,150	$415,011	100%	100%
As of December 31, 2025 and March 31, 2025, no individual investment had a fair value greater than 5% of the Company’s total assets. During the three months ended December 31, 2025, the Company deconsolidated an investment fund that was previously consolidated in the Company’s results as it was determined that the Company no longer held a controlling financial interest. As the Company continues to hold financial interests in the fund, the investment is accounted for under the equity method and is classified as a related party transaction. See note 12 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table summarizes the net realized and unrealized gains from investment activities of the Consolidated Funds:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Investment Income of Consolidated Funds:
Net realized gains on investments	$61	$2,458	$1,458	$2,729
Net unrealized gains on investments	21,221	12,579	87,539	28,149
Total investment income of Consolidated Funds	$21,282	$15,037	$88,997	$30,878
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis.
Financial Instruments of the Company
As of December 31, 2025 and March 31, 2025, respectively, the Company held no financial instruments within the fair value hierarchy measured at fair value on a recurring basis.
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
Financial Instruments of Consolidated Funds

	As of December 31, 2025
	Level I	Level II	Level III	Total
Assets
Debt securities	$—	$—	$1,915	$1,915
Total assets	$—	$—	$1,915	$1,915

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	As of March 31, 2025
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$63,664	$63,664
Partnership and LLC interests	—	—	866	866
Total assets	$—	$—	$64,530	$64,530
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and nine months ended December 31, 2025 and 2024.
During the three months ended December 31, 2025, the Company deconsolidated an investment fund that was previously consolidated in the Company’s results as it was determined that the Company no longer held a controlling financial interest. The related investments previously presented as Level III were derecognized due to the deconsolidation of the fund.
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of December 31, 2025 and March 31, 2025, investments with a combined fair value of $103.2 million and $350.5 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value. As of December 31, 2025 and March 31, 2025, investments with a combined fair value of $1.9 million and $64.5 million, respectively, were classified as Level III investments. Depending on the valuation methodology applied, the significant unobservable input used to value these investments classified as Level III investments may include the enterprise value to revenue multiple, discounts to recent transaction prices or recent round of financing, or the yield method.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Financial Instruments of Consolidated Funds
Balance, beginning of period:	$79,776	$27,471	$64,530	$13,694
Transfers into Level III	—	—	—	9,289
Transfers out of Level III	—	—	—	(4,332)
Purchases	—	14,543	10,805	23,363
Change in fair value	—	421	4,441	421
Deconsolidation of fund - Level III derecognition	(77,861)	—	(77,861)	—
Balance, end of period:	$1,915	$42,435	$1,915	$42,435

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$—	$421	$4,441	$421

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
Intangible assets, net consists of the following:

	As of
	December 31, 2025	March 31, 2025
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(215,401)	(184,780)
Intangible assets, net	$233,251	$263,872
Amortization expense related to intangible assets was $10.2 million and $10.3 million for the three months ended December 31, 2025 and 2024, respectively, and $30.6 million and $30.8 million for the nine months ended December 31, 2025 and 2024, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of loss.
At December 31, 2025, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2026	$10,207
FY2027	40,759
FY2028	40,759
FY2029	40,759
FY2030	40,759
Thereafter	60,008
Total	$233,251
The carrying value of goodwill was $580.5 million as of December 31, 2025 and March 31, 2025. The Company determined there was no indication of goodwill impairment as of December 31, 2025 and March 31, 2025.
8. Debt Obligations
The Company’s debt obligations consist of the following:

	As of
	December 31, 2025	March 31, 2025
Series A senior notes	$175,000	$175,000
Revolver	100,000	100,000
Total remaining principal	275,000	275,000
Less: Debt issuance costs	(4,754)	(5,732)
Total debt obligations	$270,246	$269,268

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
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of December 31, 2025 and March 31, 2025, respectively, the carrying value of the Notes, net of debt issuance costs, approximated fair value.
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
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of December 31, 2025 was 6.02%.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2025, the Company had outstanding letters of credit totaling $10.1 million.
Debt Obligations of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to the Company.
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of December 31, 2025, there were no outstanding borrowings under the Fund Credit Facility.
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
As of December 31, 2025, the Company was in compliance with the covenants under its various debt agreements.
9.    Equity-Based Compensation
Restricted Stock Units
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2025	1,024,007	$42.28
Granted	69,234	$59.71
Vested	(13,728)	$48.64
Forfeited	(10,809)	$(37.29)
Balance as of December 31, 2025	1,068,704	$43.37
Performance-Based Restricted Stock Units
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2025	69,870	$53.67
Granted	10,804	$57.85
Vested	—	$—
Forfeited	—	$—
Balance as of December 31, 2025	80,674	$54.23
As of December 31, 2025, $42.9 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.0 years.

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
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. The fair value of the liability classified awards is based on the contractual redemption price. The contractual transaction price is calculated based on the adjusted net income of SPW multiplied by an adjusted trading multiple for the Company’s Class A common stock, and then increased or reduced for certain other specified items. A third-party valuation specialist assisted the Company with the fair value estimate for the awards. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW, a discount rate and an adjusted trading multiple. The Company applied a discount rate of 31% and 34% as of December 31, 2025 and March 31, 2025, respectively, and an adjusted trading multiple of 20.0x as of December 31, 2025 and March 31, 2025, respectively.
The Company recognized $463.7 million and $483.5 million during the three months ended December 31, 2025 and 2024, respectively, and $1,527.4 million and $529.0 million during the nine months ended December 31, 2025 and 2024, respectively, of expense related to liability classified awards within equity-based compensation expense in the condensed consolidated statements of loss. For the three months ended December 31, 2025 and 2024, the Company paid $11.0 million and $2.3 million, respectively, related to the settlement of liability classified awards. For the nine months ended December 31, 2025 and 2024, the Company paid $26.1 million and $3.0 million, respectively, related to the settlement of liability classified awards. As of December 31, 2025 and March 31, 2025, the Company had recognized $2,165.6 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. The offering periods run from April 1 to September 30, and October 1 to March 31 each year. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three months ended December 31, 2025 and 2024, no shares were purchased under the ESPP as purchases typically occur in September and March. During the nine months ended December 31, 2025 and 2024, 37,712 shares and 38,096 shares, respectively, were purchased under the ESPP. As of December 31, 2025, the Company has 2,092,481 shares of Class A common stock reserved for future issuances under the ESPP.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
10.    Income Taxes
In connection with the exchanges of Class B and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended December 31, 2025, the Company recorded an increase to the deferred tax asset of $18.5 million and an increase in the valuation allowance of $0.8 million. Additionally, a corresponding Tax Receivable Agreements liability of $13.6 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $1.1 million and $17 thousand during the three months ended December 31, 2025 and 2024, respectively, and payments of $12.6 million and $9.8 million during the nine months ended December 31, 2025 and 2024, respectively, under the Tax Receivable Agreements. As of December 31, 2025, the Company’s total Tax Receivable Agreements liability was $334.3 million. See note 12 for more information on the Tax Receivable Agreements.
During the three and nine months ended December 31, 2025, the Company recognized an expense within equity-based compensation expense in the condensed consolidated statements of loss to remeasure the profits interests issued in SPW which are accounted for as liability classified awards. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax asset by $56.7 million and $207.0 million during the three and nine months ended December 31, 2025, respectively. See note 9 for more information.
The Company’s effective income tax rate was 16.5% and 16.7% for the three months ended December 31, 2025 and 2024, respectively and 15.8% and 19.8% for the nine months ended December 31, 2025 and 2024, respectively. The overall effective tax rate in each of the periods described above is less than the statutory rate. For the three and nine months ended December 31, 2025 and 2024, this is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. The decrease in the effective tax rate for the nine months ended December 31, 2025 as compared to the prior year period was mainly driven by an increase in the tax expense associated with net loss allocated to non-controlling interests in a period of increased pre-tax net loss.
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
As of December 31, 2025, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and nine months ended December 31, 2025 and 2024. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to StepStone Group Inc. – Basic	$(123,451)	$(192,015)	$(528,017)	$(161,055)
Net loss attributable to StepStone Group Inc. – Diluted	$(123,451)	$(192,015)	$(528,017)	$(161,055)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	79,465,039	73,687,289	78,627,273	69,561,254
Weighted-average shares of Class A common stock outstanding – Diluted	79,465,039	73,687,289	78,627,273	69,561,254

Net loss per share of Class A common stock:
Basic	$(1.55)	$(2.61)	$(6.72)	$(2.32)
Diluted	$(1.55)	$(2.61)	$(6.72)	$(2.32)
Diluted earnings per share of Class A common stock is computed by dividing net loss attributable to SSG, giving consideration to the reallocation of net income between holders of Class A common stock and non-controlling interests, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive securities, if any.
Shares of the Company’s Class B common stock do not share in the earnings or losses attributable to SSG and therefore are not participating securities. As a result, a separate presentation of basic and diluted earnings per share of Class B common stock under the two-class method has not been included.
The calculation of diluted earnings per share excludes 39,017,716 Class B units, 931,103 Class C units and 1,917,870 Class D units of the Partnership outstanding as of December 31, 2025, and 40,127,254 Class B units, 965,761 Class C units and 1,536,970 Class D units of the Partnership outstanding as of December 31, 2024, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 80,674 PRSUs outstanding as of December 31, 2025 as the related performance targets have not been met as of December 31, 2025.
As the Company was in a net loss position for the three and nine months ended December 31, 2025, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,068,704 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $172.2 million and $121.2 million for the three months ended December 31, 2025 and 2024, respectively, and $480.0 million and $369.8 million for the nine months ended December 31, 2025 and 2024, respectively. The Company earned incentive fees from the StepStone Funds of $208.0 million for the three and nine months ended December 31, 2025, respectively, and $22.3 million and $22.5 million for the three and nine months ended December 31, 2024, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $148.7 million and $117.6 million for the three months ended December 31, 2025 and 2024, respectively, and $468.7 million and $204.1 million for the nine months ended December 31, 2025 and 2024, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $(10.1) million and $8.2 million for the three months ended December 31, 2025 and 2024, respectively, and $56.7 million and $13.0 million for the nine months ended December 31, 2025 and 2024, respectively.
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

	As of
	December 31, 2025	March 31, 2025
Amounts receivable from StepStone Funds	$280,894	$65,765
Amounts receivable from employees	38,901	12,919
Amounts receivable from loans	15,147	14,039
Total due from affiliates	$334,942	$92,723
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and amounts due to employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	December 31, 2025	March 31, 2025
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$334,272	$313,749
Amounts payable to StepStone Funds	19,812	18,072
Amounts payable to certain employee equity holders of consolidated subsidiaries	526	—
Total due to affiliates	$354,610	$331,821
The Company made payments of $1.1 million and $17 thousand during the three months ended December 31, 2025 and 2024, respectively, and $12.6 million and $9.8 million for the nine months ended December 31, 2025 and 2024, respectively, under the Tax Receivable Agreements.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	76,761,399	39,656,954
Class A common stock issued in exchange for Class B Partnership units	639,238	(639,238)
Class A common stock issued in exchange for Class C Partnership units	34,658	—
Class A common stock issued in exchange for Class D Partnership units	1,892,506	—
Class A common stock issued for vesting of RSUs, net of shares withheld for taxes	13,728	—
Class A common stock issued for purchase of asset class non-controlling interests	756,105	—
Class A common stock issued under ESPP	37,712	—
December 31, 2025	80,135,346	39,017,716
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of December 31, 2025, no shares of preferred stock were issued or outstanding.
In December 2025, the Company issued 116,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 116,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 892,169 shares of Class A common stock to certain limited partners of the Partnership in exchange for 892,169 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.

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
As of December 31, 2025, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $7.9 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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
On November 6, 2025, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock, which was paid on December 15, 2025 to holders of record as of the close of business on November 28, 2025.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$671,705	$205,624	$377,897	$102,623
Contributions	109,803	79,138	391,250	169,943
Redemption of redeemable non-controlling interests	(5,538)	(8,845)	(53,793)	(8,845)
Net income	18,564	10,905	79,180	23,101
Deconsolidation of consolidated fund	(622,664)	—	(622,664)	—
Ending balance	$171,870	$286,822	$171,870	$286,822
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Beginning balance	$7,290	$6,238	$6,327	$115,920
Net income	624	314	1,587	983
Redemption of redeemable non-controlling interests	—	—	—	(110,351)
Ending balance	$7,914	$6,552	$7,914	$6,552
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of December 31, 2025.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Lease Commitments
The Company leases offices in 31 cities in North America, South America, Europe, Middle East, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of December 31, 2025, there were no finance leases outstanding.
In May 2025, the Company executed an agreement to lease an additional floor for its New York office. The Company expects to gain access to the office space in 2026. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $59 million over approximately 15 years.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of loss were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating lease cost(1)	$4,252	$3,991	$12,496	$12,028
Variable lease cost	343	309	1,072	977
Sublease income	(464)	(461)	(1,388)	(1,380)
Total lease cost	$4,131	$3,839	$12,180	$11,625
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$12,988	$11,298
Weighted-average remaining lease term for operating leases (in years)	10.1	10.9
Weighted-average discount rate for operating leases	4.7%	4.7%

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of December 31, 2025, maturities of operating lease liabilities were as follows:

Remainder of FY2026	$4,343
FY2027	16,050
FY2028	13,844
FY2029	15,922
FY2030	16,219
Thereafter	72,982
Total lease liabilities	139,360
Less: Imputed interest	(32,863)
Total operating lease liabilities	$106,497
Unfunded Capital Commitments
As of December 31, 2025 and March 31, 2025, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $116.5 million and $125.0 million, respectively. The $116.5 million and $125.0 million of unfunded commitments as of December 31, 2025 and March 31, 2025, respectively, exclude $31.7 million and $47.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of December 31, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $419.6 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of December 31, 2025 and March 31, 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.

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
16.    Subsequent Events
On February 5, 2026, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock, payable on March 13, 2026 to holders of record as of the close of business on February 27, 2026.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of December 31, 2025, we were responsible for approximately $811 billion of total capital, including $220 billion of AUM and $591 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 31 cities across 19 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of December 31, 2025, we had over 1,275 total employees, including over 420 investment professionals and over 850 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $130 billion of our AUM as of December 31, 2025.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $73 billion of our AUM as of December 31, 2025.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $591 billion of our AUA and $16 billion of our AUM as of December 31, 2025.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $871 billion of client commitments through SPI Reporting as of December 31, 2025.
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
Current Events
In the second half of 2025, financial markets continued to experience significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports and the weakening of the U.S. dollar against several major foreign currencies. Despite elevated levels of inflation, slowing global growth and elevated long-term rates, unemployment has remained low, and the U.S. economy has continued to grow throughout calendar year 2025.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States, which includes extensive amendments to existing tax laws applicable to businesses. The relevant provisions were included in our income tax provision for the three and nine months ended December 31, 2025 and did not have a significant impact on our condensed consolidated financial statements. We will continue to evaluate the effect of the new legislation but do not expect the legislation to have a significant effect on the condensed consolidated financial statements for the full year ending March 31, 2026.
We are continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been, and may continue to be, adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2025.
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

In December 2025, we issued 116,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 116,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 892,169 shares of Class A common stock to certain limited partners of the Partnership in exchange for 892,169 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
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
The diagram below illustrates our organizational structure as of December 31, 2025.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.38% of average FEAUM for both the twelve months ended December 31, 2024 and 2025.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 1.03% and 1.01% of average FEAUM for the twelve months ended December 31, 2024 and 2025, respectively, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.64% and 0.63% of average FEAUM for the twelve months ended December 31, 2024 and 2025, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of December 31, 2025, we had over $105 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 225 programs.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of December 31, 2025 and March 31, 2025, no material amounts for potential clawback obligations had been accrued.
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
Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of December 31, 2025 reflects final data for the prior period (September 30, 2025), adjusted for net new client account activity through December 31, 2025. NAV data for underlying investments is as of September 30, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2025. When NAV data is not available by the business day occurring on or after 100 days following September 30, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of December 31, 2025 reflects final data for the prior period (September 30, 2025), adjusted for net new client account activity through December 31, 2025. NAV data for underlying investments is as of September 30, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2025. When NAV data is not available by the business day occurring on or after 100 days following September 30, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.

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
During the three months ended December 31, 2025, we deconsolidated an investment fund that was previously consolidated in our results as it was determined that we no longer held a controlling financial interest.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Revenues
Management and advisory fees, net	$239,932	$190,840	$666,594	$553,613
Performance fees:
Incentive fees	207,954	22,369	213,046	26,365
Carried interest allocations:
Realized	46,703	24,282	129,985	83,718
Unrealized	101,985	93,325	338,681	120,370
Total carried interest allocations	148,688	117,607	468,666	204,088
Legacy Greenspring carried interest allocations(1)	(10,063)	8,207	56,717	13,035
Total performance fees	346,579	148,183	738,429	243,488
Total revenues	586,511	339,023	1,405,023	797,101
Expenses
Compensation and benefits:
Cash-based compensation	107,114	85,203	303,447	246,298
Equity-based compensation	468,808	486,418	1,541,996	542,929
Performance fee-related compensation:
Realized	122,215	25,477	164,915	55,092
Unrealized	69,050	49,670	202,134	66,495
Total performance fee-related compensation	191,265	75,147	367,049	121,587
Legacy Greenspring performance fee-related compensation(1)	(10,063)	8,207	56,717	13,035
Total compensation and benefits	757,124	654,975	2,269,209	923,849
General, administrative and other	50,640	43,130	138,846	134,202
Total expenses	807,764	698,105	2,408,055	1,058,051
Other income (expense)
Investment income	9,829	1,064	19,131	5,710
Legacy Greenspring investment income (loss)(1)	(527)	1,167	4,168	(4,119)
Investment income of Consolidated Funds	21,282	15,037	88,997	30,878
Interest income	2,455	2,559	8,175	7,632
Interest expense	(5,123)	(3,008)	(14,082)	(9,510)
Other income (loss)	(1,312)	(2,452)	5,818	(1,626)
Total other income	26,604	14,367	112,207	28,965
Loss before income tax	(194,649)	(344,715)	(890,825)	(231,985)
Income tax benefit	(32,214)	(57,552)	(140,889)	(46,005)
Net loss	(162,435)	(287,163)	(749,936)	(185,980)
Less: Net income attributable to non-controlling interests in subsidiaries	24,562	27,226	62,421	62,966
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(527)	1,167	4,168	(4,119)
Less: Net loss attributable to non-controlling interests in the Partnership	(82,207)	(134,760)	(369,275)	(107,856)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	18,564	10,905	79,180	23,101
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	624	314	1,587	983
Net loss attributable to StepStone Group Inc.	$(123,451)	$(192,015)	$(528,017)	$(161,055)
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 2, 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Total revenues increased $247.5 million, or 73%, to $586.5 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The overall increase was driven by higher incentive fees, higher management and advisory fees, net, and higher carried interest allocations, partially offset by a reversal of legacy Greenspring carried interest allocations in the current period as compared to positive legacy Greenspring carried interest allocations in the prior year period, in each case, as described below.
Management and advisory fees, net increased $49.1 million, or 26%, to $239.9 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was driven by new client activity, 24% growth in average FEAUM across the platform and higher income-based incentive fees. The three months ended December 31, 2025 included retroactive fees of $1.1 million from the closings of StepStone’s infrastructure secondaries and multi-strategy global venture capital funds. The three months ended December 31, 2024 included retroactive fees of $9.7 million from the closings of StepStone’s Real Estate Partners V, Tactical Growth Fund IV and Infrastructure Co-Investment Partners 2022 funds.
Incentive fees increased $185.6 million, or 830%, to $208.0 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, largely due to higher incentive fees generated by StepStone’s Private Venture and Growth Fund (“SPRING”).
Realized carried interest allocation revenues increased $22.4 million, or 92%, to $46.7 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $46.7 million, unrealized carried interest allocation revenues increased $31.1 million, or 26%, to $148.7 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase in unrealized carried interest allocations for the three months ended December 31, 2025 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity and infrastructure funds.
Legacy Greenspring carried interest allocation revenues decreased $18.3 million to $(10.1) million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024 as a result of net unrealized depreciation in the fair value of certain underlying fund investments in the current year period as compared to net unrealized appreciation in the prior year period. The three months ended December 31, 2025 reflect gross realized carried interest allocations of $0.3 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(10.3) million. The three months ended December 31, 2024 reflect gross realized carried interest allocations of $38.3 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(30.1) million.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Total revenues increased $607.9 million, or 76%, to $1,405.0 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The overall increase was driven by higher carried interest allocations, higher incentive fees, higher management and advisory fees, net, and higher legacy Greenspring carried interest allocations, in each case, as described below.

Management and advisory fees, net increased $113.0 million, or 20%, to $666.6 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was driven by new client activity, 26% growth in average FEAUM across the platform and higher income-based incentive fees. The nine months ended December 31, 2025 included retroactive fees of $3.5 million from the closings of StepStone’s Real Estate Partners V, infrastructure secondaries and multi-strategy global venture capital funds. The nine months ended December 31, 2024 included retroactive fees of $36.8 million from the closings of StepStone’s Secondary Opportunities V, Real Estate Partners V, Infrastructure Co-Investment Partners 2022, Tactical Growth Fund IV and VC Global Partners XI funds.
Incentive fees increased $186.7 million, or 708%, to $213.0 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, largely due to higher incentive fees generated by SPRING.
Realized carried interest allocation revenues increased $46.3 million, or 55%, to $130.0 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $130.0 million, unrealized carried interest allocation revenues increased $264.6 million, or 130%, to $468.7 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase in unrealized carried interest allocations for the nine months ended December 31, 2025 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues increased $43.7 million, or 335%, to $56.7 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024 as a result of higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The nine months ended December 31, 2025 reflect gross realized carried interest allocations of $18.4 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $38.3 million. The nine months ended December 31, 2024 reflect gross realized carried interest allocations of $56.8 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $(43.8) million.
Expenses
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Total expenses increased $109.7 million, or 16%, to $807.8 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The overall increase resulted from increases in performance fee-related compensation, cash-based compensation, and general, administrative and other expenses, partially offset by decreases in legacy Greenspring performance fee-related compensation and equity-based compensation, in each case, as described below.
Cash-based compensation increased $21.9 million, or 26%, to $107.1 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, due to 18% higher average headcount, increased compensation levels from merit increases and higher income-based incentive fee compensation in the current year period as compared to the prior year period.

Equity-based compensation decreased $17.6 million, or 4%, to $468.8 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily attributable to a $19.8 million decrease in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, partially offset by increases in expenses for restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”) granted in the current year period with no comparable expense for these grants in the prior year period. We expect that there may be additional significant increases in equity-based compensation in future periods due to further increases in the fair value of liability classified awards, which is driven by the performance of SPW. SPW generated profitability in fiscal 2025 and in fiscal 2026 to date, and we expect that there will be an increase in the profitability generated by SPW in the future which would increase the fair value of the associated liability for the profits interest issued in SPW. As of December 31, 2025 and March 31, 2025, we had recognized $2,165.6 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Total performance fee-related compensation expense increased $116.1 million, or 155%, to $191.3 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting the increase in carried interest allocation and incentive fee revenues. Realized performance fee-related compensation increased $96.7 million, or 380%, to $122.2 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting higher realization activity and higher incentive fees from SPRING.
Legacy Greenspring performance fee-related compensation expense decreased $18.3 million to $(10.1) million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The three months ended December 31, 2025 reflect gross realized performance fee-related compensation expense of $0.3 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(10.3) million. The three months ended December 31, 2024 reflect gross realized performance fee-related compensation expense of $38.3 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(30.1) million.
General, administrative and other expenses increased $7.5 million, or 17%, to $50.6 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The overall increase primarily reflected $2.4 million in travel and associated costs for investment evaluation and client service, $2.0 million in marketing and conference expenses, $1.8 million in information and technology expense, $1.2 million in professional fees, $1.0 million in platform fees, $1.0 million in human resources and recruiting expenses and other general operating expenses, partially offset by a $2.4 million lower expense for change in fair value for contingent consideration obligation as compared to the prior period.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Total expenses increased $1,350.0 million, or 128%, to $2,408.1 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The overall increase resulted from increases in equity-based compensation, performance fee-related compensation, cash-based compensation, legacy Greenspring performance fee-related compensation, and general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $57.1 million, or 23%, to $303.4 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, due to 16% higher average headcount, increased compensation levels from merit increases and higher income-based incentive fee compensation in the current year period as compared to the prior year period.

Equity-based compensation increased $999.1 million, or 184%, to $1,542.0 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was primarily attributable to a $998.4 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, and RSUs and PRSUs granted in the current year period with no comparable expense for these grants in the prior year period. These increases were partially offset by a decrease of $5.0 million in expense due to the final vesting of RSUs issued in connection with our IPO.
Total performance fee-related compensation expense increased $245.5 million, or 202%, to $367.0 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting the increase in carried interest allocation and incentive fee revenues. Realized performance fee-related compensation increased $109.8 million, or 199%, to $164.9 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting higher realization activity and higher incentive fees from SPRING.
Legacy Greenspring performance fee-related compensation expense increased $43.7 million, or 335%, to $56.7 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The nine months ended December 31, 2025 reflect gross realized performance fee-related compensation expense of $18.4 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $38.3 million. The nine months ended December 31, 2024 reflect gross realized performance fee-related compensation expense of $56.8 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $(43.8) million.
General, administrative and other expenses increased $4.6 million, or 3%, to $138.8 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The overall increase primarily reflected $4.2 million in professional fees, $4.0 million in travel and associated costs for investment evaluation and client service, $3.3 million in marketing and conference expenses, $2.6 million in information and technology expense, $2.1 million in platform fees, $1.3 million in occupancy costs and other general operating expenses, partially offset by a $16.1 million lower expense for change in fair value for contingent consideration obligation as compared to the prior period.
Other Income (Expense)
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Investment income increased $8.8 million, or 824%, to $9.8 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment income decreased $1.7 million to loss of $0.5 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The three months ended December 31, 2025 reflect gross realized investment income of $38 thousand and unrealized investment loss, net of the reversal of realized investment income, of $0.6 million. The three months ended December 31, 2024 reflect gross realized investment income of $3.9 million and unrealized investment loss, net of the reversal of realized investment income, of $2.8 million.
Investment income of Consolidated Funds increased $6.2 million, or 42%, to $21.3 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.

Interest income decreased $0.1 million, or 4%, to $2.5 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to the impact of deconsolidation of one of the Consolidated Funds during the current year period, partially offset by higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to Consolidated Funds was $4 thousand in the current year period as compared to $0.9 million in the prior year period.
Interest expense increased $2.1 million, or 70%, to $5.1 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The increase was due to higher average outstanding debt balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for the current year period.
Other loss decreased $1.1 million, or 46%, to $1.3 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting lower net foreign currency transaction losses in the current year period as compared with the prior year period.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Investment income increased $13.4 million, or 235%, to $19.1 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment loss decreased $8.3 million to income of $4.2 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The nine months ended December 31, 2025 reflect gross realized investment income of $2.6 million and unrealized investment income, net of the reversal of realized investment income, of $1.6 million. The nine months ended December 31, 2024 reflected gross realized investment income of $6.8 million and unrealized investment loss, net of the reversal of realized investment income, of $10.9 million.
Investment income of Consolidated Funds increased $58.1 million, or 188%, to $89.0 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $0.5 million, or 7%, to $8.2 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period, partially offset by the impact of deconsolidation of one of the Consolidated Funds during the current year period. Interest income attributable to Consolidated Funds was $2.3 million in the current year period as compared to $3.2 million in the prior year period.
Interest expense increased $4.6 million, or 48%, to $14.1 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase was due to higher average outstanding debt balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for the current year period.
Other income (loss) increased $7.4 million to income of $5.8 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting net foreign currency transaction gains in the current year period as compared with net foreign currency transaction losses in the prior year period as well as the inclusion of gains of $1.3 million related to adjustments for the Tax Receivable Agreements during the current year period.

Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 16.5% and 16.7% for the three months ended December 31, 2025 and 2024, respectively, and 15.8% and 19.8% for the nine months ended December 31, 2025 and 2024, respectively. The overall effective tax rate in each of the periods described above is less than the statutory rate. For the three and nine months ended December 31, 2025 and 2024, this is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. The decrease in the effective tax rate for the nine months ended December 31, 2025 as compared to the prior year period was mainly driven by an increase in the tax expense associated with net loss allocated to non-controlling interests in a period of increased pre-tax net loss.
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Income tax benefit decreased $25.3 million, or 44%, to $32.2 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease in income tax benefit was primarily driven by the decrease in pre-tax net loss for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Income tax benefit increased $94.9 million, or 206%, to $140.9 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The increase in income tax benefit was primarily driven by the increase in pre-tax net loss for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries decreased $2.7 million, or 10%, to $24.6 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024. The decrease was primarily attributable to a decrease in income generated by our consolidated subsidiaries not wholly-owned by us due to significant retroactive fees in the prior year period that did not reoccur in the current year period and an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
Net income attributable to non-controlling interests in subsidiaries decreased $0.5 million, or 1%, to $62.4 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024. The decrease was primarily attributable to an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries, partially offset by an increase in income generated by our consolidated subsidiaries not wholly-owned by us.

Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $(0.5) million and $1.2 million for the three months ended December 31, 2025 and 2024, respectively, and $4.2 million and $(4.1) million for the nine months ended December 31, 2025 and 2024, respectively.
Net Loss Attributable to Non-Controlling Interests in the Partnership
Net loss attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net loss attributable to non-controlling interests in the Partnership was $82.2 million and $134.8 million for the three months ended December 31, 2025 and 2024, respectively, and $369.3 million and $107.9 million for the nine months ended December 31, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $18.6 million and $10.9 million for the three months ended December 31, 2025 and 2024, respectively, and $79.2 million and $23.1 million for the nine months ended December 31, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.6 million and $0.3 million for the three months ended December 31, 2025 and 2024, respectively, and $1.6 million and $1.0 million for the nine months ended December 31, 2025 and 2024, respectively.
Key Operating Metrics
Assets Under Management
AUM was $220 billion as of December 31, 2025, $189 billion as of March 31, 2025 and $179 billion as of December 31, 2024.
Assets Under Advisement
Assets related to our advisory accounts were $591 billion as of December 31, 2025, $520 billion as of March 31, 2025 and $519 billion as of December 31, 2024.
Fee-Earning AUM
Three Months Ended December 31, 2025
FEAUM increased approximately $5.8 billion to $138.6 billion as of December 31, 2025 as compared to September 30, 2025. During the period, FEAUM from SMAs increased approximately $2.1 billion and FEAUM from commingled funds increased approximately $3.6 billion.

Nine Months Ended December 31, 2025
FEAUM increased approximately $17.2 billion to $138.6 billion as of December 31, 2025 as compared to March 31, 2025. During the period, FEAUM from SMAs increased approximately $7.2 billion and FEAUM from commingled funds increased approximately $10.0 billion.

	Three Months Ended December 31, 2025			Nine Months Ended December 31, 2025
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$78,207	$54,584	$132,791	$73,174	$48,216	$121,390
Contributions(1)	2,627	3,245	5,872	8,199	8,814	17,013
Distributions(2)	(1,117)	(547)	(1,664)	(2,852)	(1,519)	(4,371)
Market value, FX and other(3)	611	941	1,552	1,807	2,712	4,519
Ending balance	$80,328	$58,223	$138,551	$80,328	$58,223	$138,551
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	December 31, 2025	March 31, 2025	December 31, 2024
FEAUM
Private equity	$73,193	$65,007	$62,811
Infrastructure	27,897	23,830	23,411
Private debt	23,882	19,517	17,882
Real estate	13,579	13,036	10,062
Total	$138,551	$121,390	$114,166

	As of
	December 31, 2025	March 31, 2025	December 31, 2024
Weighted-average fee rate(1)
Private equity(2)	0.72%	0.77%	0.77%
Real estate, infrastructure and private debt asset classes(3)	0.53%	0.51%	0.47%
Total	0.63%	0.65%	0.64%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ended on each period presented, and is inclusive of any retroactive fees for such period.
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
Undeployed Fee-Earning Capital
As of December 31, 2025, we had $32.7 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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
Fee-Related Earnings
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
FRE increased $15.1 million, or 20%, to $89.2 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
FRE increased $31.0 million, or 14%, to $249.1 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses, and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended December 31, 2025 Compared to Three Months Ended December 31, 2024
Adjusted revenues increased $250.6 million, or 103%, to $494.5 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily reflecting increases in adjusted incentive fees, fee revenues and realized carried interest allocation revenues.
ANI increased $27.2 million, or 52%, to $79.9 million for the three months ended December 31, 2025 as compared to the three months ended December 31, 2024, primarily due to the increase in FRE as discussed above, higher performance fee-related earnings (adjusted incentive fees, plus realized carried interest allocation revenues, less realized performance fee-related compensation) and higher interest income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Nine Months Ended December 31, 2025 Compared to Nine Months Ended December 31, 2024
Adjusted revenues increased $340.5 million, or 51%, to $1,014.3 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily reflecting increases in adjusted incentive fees, fee revenues and realized carried interest allocations.

ANI increased $31.6 million, or 19%, to $195.1 million for the nine months ended December 31, 2025 as compared to the nine months ended December 31, 2024, primarily due to the increase in FRE as discussed above, higher performance fee-related earnings, higher interest income and higher realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and nine months ended December 31, 2025 and 2024.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
(in thousands, except share and per share amounts)
ANI	$79,858	$52,659	$195,101	$163,469

Weighted-average shares of Class A common stock outstanding – Basic	79,465,039	73,687,289	78,627,273	69,561,254
Assumed vesting of RSUs	590,042	491,014	482,776	695,423
Assumed vesting and exchange of Class B2 units(1)	—	—	—	573,185
Assumed purchase under ESPP	—	—	—	702
Exchange of Class B units in the Partnership(2)	39,094,629	41,729,937	39,400,266	44,251,143
Exchange of Class C units in the Partnership(2)	931,103	1,016,737	946,186	1,496,518
Exchange of Class D units in the Partnership(2)	2,509,417	2,010,202	2,992,654	2,162,580
Adjusted weighted-average shares	122,590,230	118,935,179	122,449,155	118,740,805

ANI per share	$0.65	$0.44	$1.59	$1.38
_______________________________
(1)The Class B2 units fully vested in June 2024.
(2)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.

Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Total revenues	$586,511	$339,023	$1,405,023	$797,101
Unrealized carried interest allocations	(101,985)	(93,325)	(338,681)	(120,370)
Deferred incentive fees	(1,544)	—	(873)	2,451
Legacy Greenspring carried interest allocations	10,063	(8,207)	(56,717)	(13,035)
Management and advisory fee revenues for the Consolidated Funds(1)	1,201	992	4,740	2,214
Incentive fees for the Consolidated Funds(2)	254	5,422	817	5,497
Adjusted revenues	$494,500	$243,905	$1,014,309	$673,858
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

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
GAAP management and advisory fees, net	$239,932	$190,840	$666,594	$553,613
Management and advisory fee revenues for the Consolidated Funds(1)	1,201	992	4,740	2,214
Fee revenues	$241,133	$191,832	$671,334	$555,827

GAAP incentive fees	$207,954	$22,369	$213,046	$26,365
Adjustments(2)	(1,290)	5,422	(56)	7,948
Adjusted incentive fees	$206,664	$27,791	$212,990	$34,313

GAAP interest income	$2,455	$2,559	$8,175	$7,632
Interest income earned by the Consolidated Funds(3)	(4)	(887)	(2,275)	(3,157)
Adjusted interest income	$2,451	$1,672	$5,900	$4,475

GAAP other income (loss)	$(1,312)	$(2,452)	$5,818	$(1,626)
Adjustments(4)	660	1,883	(4,572)	729
Adjusted other income (loss)	$(652)	$(569)	$1,246	$(897)
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

The table below shows a reconciliation of loss before income tax to ANI and FRE.

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2025	2024	2025	2024
Loss before income tax	$(194,649)	$(344,715)	$(890,825)	$(231,985)
Net income attributable to non-controlling interests in subsidiaries(1)	(115,887)	(32,765)	(174,257)	(69,528)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	527	(1,167)	(4,168)	4,119
Unrealized carried interest allocations	(101,985)	(93,325)	(338,681)	(120,370)
Unrealized performance fee-related compensation	69,050	49,670	202,134	66,495
Unrealized investment (income) loss	(8,268)	656	(14,114)	(954)
Impact of Consolidated Funds	(18,944)	(6,892)	(87,215)	(23,890)
Deferred incentive fees	(1,544)	—	(873)	2,451
Equity-based compensation(2)	464,124	483,958	1,528,787	535,690
Amortization of intangibles	10,207	10,250	30,621	30,750
Tax Receivable Agreements adjustments through earnings	—	—	(1,302)	—
Non-core items(3)	106	2,094	891	17,580
Pre-tax ANI	102,737	67,764	250,998	210,358
Income taxes(4)	(22,879)	(15,105)	(55,897)	(46,889)
ANI	79,858	52,659	195,101	163,469
Income taxes(4)	22,879	15,105	55,897	46,889
Realized carried interest allocations	(46,703)	(24,282)	(129,985)	(83,718)
Realized performance fee-related compensation	122,215	25,477	164,915	55,092
Realized investment income	(1,560)	(1,720)	(5,016)	(4,756)
Adjusted incentive fees(5)	(206,664)	(27,791)	(212,990)	(34,313)
Adjusted interest income(6)	(2,451)	(1,672)	(5,900)	(4,475)
Interest expense	5,123	3,008	14,082	9,510
Adjusted other (income) loss(7)	652	569	(1,246)	897
Net income attributable to non-controlling interests in subsidiaries(1)	115,887	32,765	174,257	69,528
FRE	$89,236	$74,118	$249,115	$218,123
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $97.5 million and $14.1 million for the three months ended December 31, 2025 and 2024, respectively, and $116.1 million and $17.0 million for the nine months ended December 31, 2025 and 2024, respectively. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $18.4 million and $18.7 million for the three months ended December 31, 2025 and 2024, respectively, and $58.1 million and $52.6 million for the nine months ended December 31, 2025 and 2024, respectively.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($47 thousand and $12 thousand for the three months ended

December 31, 2025 and 2024, respectively, and $0.7 million and $0.8 million for the nine months ended December 31, 2025 and 2024, respectively), unrealized amounts associated with cash-based incentive awards tracked to investment funds ($34 thousand for the nine months ended December 31, 2025), loss on change in fair value for contingent consideration obligation ($0.1 million and $2.5 million for the three months ended December 31, 2025 and 2024, respectively, and $0.2 million and $16.3 million for the nine months ended December 31, 2025 and 2024, respectively), compensation paid to certain employees as part of an acquisition earn-out ($(0.4) million and $0.4 million for the three and nine months ended December 31, 2024, respectively) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.3% applied to pre-tax ANI for the three and nine months ended December 31, 2025 and 2024, which is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(6)Reflects the removal of interest income earned by the Consolidated Funds.
(7)Reflects the removal of the impact of consolidation of the Consolidated Funds and amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($1.3 million for the nine months ended December 31, 2025).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through September 30, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of September 30, 2025;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of September 30, 2025 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY			REAL ESTATE			INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,2,4)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,5)	NET IRR(3)	NET TVM(3)	INVESTMENT STRATEGY(1,4,6)	NET IRR(3)	INVESTMENT STRATEGY(1,4,8)	NET IRR(3)
Primaries	13.8%	1.5x	Core/Core+ fund investments	6.9%	1.4x	Core/debt - all strategies	7.0%	Primaries	7.7%
Secondaries	14.4%	1.4x	Value-add/opportunistic fund investments	8.0%	1.3x	Core+/value-add - primary fund investments	10.4%	Direct lending	7.0%
Co-investments(7)	15.0%	1.5x	Real estate debt fund investments	5.1%	1.1x	Core+/value-add - secondary fund investments	8.2%	Opportunistic	8.3%
			Value-add/opportunistic secondaries & co-investments	8.6%	1.2x	Core+/value-add - co-investments	11.4%	Co-investments/secondaries	9.5%
								Direct lending	8.1%
								Opportunistic	11.5%
								Customized Managed Accounts	(*)
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of September 30, 2025, as reported by underlying managers up to the business day occurring on or after 100 days following September 30, 2025. For investment returns where NAV data is not available by the business day occurring on or after 100 days following September 30, 2025, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Private equity includes 3,216 investments totaling $228.0 billion of capital commitments and excludes (i) two advisory co-investments, totaling $100.0 million of capital commitments, (ii) 240 client-directed private equity investments, totaling $33.3 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. Private equity includes buyout, venture capital, growth equity, fund-of-funds, and energy focused strategies. StepStone’s venture capital and growth equity strategy is composed of a) venture capital and growth equity focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital and growth equity investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).

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
iii.Co-investments management fee: 100 basis points of net committed capital for private equity and real estate; 90 and 50 basis points of net committed capital for infrastructure co-investments and direct asset management investments, respectively; 65 basis points of net asset value for private debt; 200 basis points of net invested capital for the StepStone VC Platform.
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
(5)Real estate includes 509 investments totaling $91.2 billion of capital commitments and excludes (i) 100 client-directed real estate investments, totaling $16.8 billion of capital commitments, (ii) 19 secondary/co-investment core/core+ or credit investments, totaling $1.1 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.
(6)Infrastructure includes 332 investments totaling $69.9 billion of capital commitments and excludes (i) eight infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 46 client-directed infrastructure investments, totaling $11.0 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(7)Co-investments include venture capital and growth equity direct investments for private equity.
(8)Private debt includes 1,764 investments totaling $66.8 billion of capital commitments and excludes (i) 48 client-directed debt investments, totaling $4.3 billion of capital commitments, (ii) 50 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. *Net IRRs are not aggregated and shown for customized managed accounts (which include capacity-negotiated GP co-investment accounts and GP primary managed accounts) totaling $35.1 billion of committed capital, as the investment objective of those investments are customized to the respective client’s investment target on multiple-on-committed-capital (“MOCC”) and can differ significantly.

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
As of December 31, 2025, we had $266.6 million of cash, cash equivalents and restricted cash ($378.0 million including Consolidated Funds) and $2,128.9 million of investments in StepStone Funds, including $1,835.9 million of accrued carried interest allocations, against $270.2 million in debt obligations, net of debt issuance costs, and $960.5 million in accrued carried interest-related compensation payable.
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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Nine Months Ended December 31,
(in thousands)	2025	2024
Net cash provided by operating activities	$89,681	$131,451
Net cash used in investing activities	(88,840)	(36,671)
Net cash provided by financing activities	95,199	2,580
Effect of exchange rate changes	(7,828)	(168)
Net increase in cash, cash equivalents and restricted cash	$88,212	$97,192
Operating Activities
Operating activities provided $89.7 million and $131.5 million of cash for the nine months ended December 31, 2025 and 2024, respectively. For the nine months ended December 31, 2025 and 2024, respectively, these amounts primarily consisted of the following:

•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and fair value adjustment for acquisition-related contingent consideration), of $388.1 million and $293.0 million;
•net change in operating assets and liabilities of $9.8 million and $27.3 million;
•adjustments for unrealized investment income from Consolidated Funds of $87.5 million and $28.1 million;
•net purchases of investments of Consolidated Funds of $225.9 million and $160.5 million; and
•net change in operating assets and liabilities of Consolidated Funds of $5.2 million and $(0.2) million.
Investing Activities
Investing activities used $88.8 million and $36.7 million of cash for the nine months ended December 31, 2025 and 2024, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $35.5 million and $37.8 million;
•net distributions from investments in legacy Greenspring entities of $0.9 million and $3.6 million;
•net cash derecognized from deconsolidation of fund of $52.4 million and $0 million; and
•purchases of fixed assets of $1.9 million and $2.4 million.
Financing Activities
Financing activities provided $95.2 million and $2.6 million of cash for the nine months ended December 31, 2025 and 2024, respectively, and primarily consisted of the following:
•net repayments on revolving credit facility of $0 million and $150.0 million;
•proceeds from issuance of notes payable of $0 million and $175.0 million;
•deferred financing costs of $0 million and $5.4 million;
•proceeds from capital contributions from non-controlling interests of $2.2 million and $7.1 million;
•distributions to non-controlling interests of $125.4 million and $96.9 million;
•purchase of non-controlling interests of $10.3 million and $5.4 million;
•redemption of redeemable non-controlling interests of $0 million and $13.0 million;
•proceeds from capital contributions to legacy Greenspring entities of $1.1 million and $19.2 million;
•distributions to non-controlling interests in legacy Greenspring entities of $4.7 million and $29.6 million;

•dividends paid to common stockholders of $94.4 million and $57.6 million;
•payments for taxes related to the net settlement of RSUs of $0 million and $1.1 million;
•proceeds from issuance of Class A common stock under ESPP of $1.7 million and $1.1 million;
•payments to related parties under the Tax Receivable Agreements of $12.6 million and $9.8 million;
•net borrowings on fund credit facility of $0 million and $7.9 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $391.3 million and $169.9 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $53.8 million and $8.8 million.
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
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of December 31, 2025 was 6.02%.
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

We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of December 31, 2025, we had outstanding letters of credit totaling $10.1 million.
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
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of December 31, 2025, there were no outstanding borrowings under the Fund Credit Facility.
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
As of December 31, 2025, we were in compliance with the covenants under our various debt agreements.
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
In December 2025, we issued 116,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 116,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 892,169 shares of Class A common stock to certain limited partners of the Partnership in exchange for 892,169 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.

Dividend and Distribution Policy
On February 5, 2026, we announced a dividend of $0.28 per share of Class A common stock, payable on March 13, 2026 to holders of record at the close of business on February 27, 2026.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 15, 2025	0.24
Total dividends paid in FY2025		$1.08

First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Third quarter	December 15, 2025	0.28
Total dividends paid in FY2026		$1.20
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

Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of December 31, 2025, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability under the Private Wealth Transaction was $521.0 million and $2,084.1 million, respectively. We believe that we will be able to meet the cash requirements for settlement of the liability through our ability to obtain future financing. See note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.
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
Our management fee and advisory fee revenues have historically been only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. For the last twelve months ended December 31, 2025 and March 31, 2025, NAV-based management fees represented approximately 21% and 14%, respectively, of total net management and advisory fees. The increase in the proportion of NAV-based management fees relative to total net management and advisory fees is due, in large part, to growth of our private wealth funds, which have higher average contractual fee rates that are based on NAV. We estimate that a 10% decline in market values of the investments held in our funds as of December 31, 2025 and March 31, 2025, would result in an approximate decrease to annual management fees of $18.0 million and $11.2 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of December 31, 2025 and March 31, 2025, we had $21.4 million and $22.3 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of December 31, 2025, and March 31, 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $419.6 million and $355.0 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2026 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of December 31, 2025 and March 31, 2025, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $29.3 million and $18.4 million, respectively.
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
Interest Rate Risk
As of December 31, 2025 and March 31, 2025, we had $175.0 million outstanding under our Notes and $100.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate and the Notes accrue interest at a fixed rate of 5.52%. As of December 31, 2025 and March 31, 2025, we estimate that interest expense would increase by $2.8 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $266.6 million and $245.3 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of December 31, 2025 and March 31, 2025, we estimate that interest income would increase by $2.7 million and $2.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.

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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.2	9/19/2025	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
10.1†	StepStone Group Inc. Deferred Compensation Plan					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X
†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2026.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)