Form 10-K
period 2026-03-31
StepStone Group Inc.
filed 2026-05-27
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
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

The aggregate market value of Class A common stock held by non-affiliates of the registrant on September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5,111.5 million, based on the closing price of $65.31 as reported by the Nasdaq Stock Market. As of May 20, 2026, there were 80,706,668 shares of the registrant’s Class A common stock and 38,637,761 shares of the registrant’s Class B common stock, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this annual report on Form 10-K where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
We are subject to risks related to our business, including risks related to: (i) the identification and availability of suitable investment opportunities for our clients; (ii) poor investment performance; (iii) investments we make on behalf of clients or we recommend to our clients not correlating with performance of an investment in our Class A common stock; (iv) competition for access to investment funds and other investments; (v) ability of third-party clients to remove us as the general partner and to terminate the investment period under certain circumstances; (vi) our ability to retain our senior leadership team and attract additional qualified investment professionals; (vii) our failure to appropriately manage conflicts of interest; (viii) obligations to clients and other third parties that may conflict with stockholders’ interests; (ix) increases in interest rates or decreases in the availability of credit may affect the StepStone Funds’ ability to achieve attractive rates of return due to dependence on leverage by certain funds and portfolio companies; (x) StepStone Funds clients with commitment-based structures not satisfying their contractual obligation to fund capital calls when requested; (xi) compliance with investment guidelines set by clients; (xii) subjective valuation methodologies; (xiii) our ability to maintain our desired fee structure; (xiv) having to pay back “clawback” or “contingent repayment” obligations if and when they are triggered under the governing agreements of our funds; (xv) investments in high-risk, illiquid assets; (xvi) undiversified investments; (xvii) banking system volatility; (xviii) investments in funds and companies that we do not control; (xix) risk management strategies and procedures; (xx) due diligence we undertake in connection with investments; (xxi) restrictions on our ability to collect and analyze data regarding our clients’ investments; (xxii) dependence on the reliability of our proprietary data and technology platforms and other data processing systems; (xxiii) a compromise or corruption of our systems or that of our vendors containing confidential information; (xxiv) cybersecurity risks; (xxv) emerging and changing technology and corresponding regulations, including artificial intelligence; (xxvi) employee misconduct; (xxvii) our professional reputation and legal liability; (xxviii) our non-U.S. operations; (xxix) investments of the StepStone Funds in certain jurisdictions that may be subject to heightened risks; (xxx) revenues from our real estate asset class being subject to the risks inherent in the ownership and operation of real estate and the construction and development of real estate; (xxxi) the exposure of our real estate asset class to commercial real estate values and commercial real estate loans; (xxxii) investments we make on behalf of clients or we recommend to our clients in infrastructure assets; (xxxiii) the substantial growth of our business in recent years that may be difficult to sustain; (xxxiv) entering into new lines of business; (xxxv) long-term agreements that provide for us to acquire all the equity interests of our asset class entities that we do not currently own; (xxxvi) our option agreement with respect to SPW; (xxxvii) acquisitions of new businesses or assets; (xxxviii) current or future indebtedness; and (xxxix) using custodians, counterparties, administrators and other agents.
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

We are subject to risks related to our organizational structure, including risks related to: (i) our transition from being a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards to a non-controlled company and not affording the same protections to our stockholders as those afforded to stockholders of non-controlled companies unless and until we are fully compliant with Nasdaq’s corporate governance requirements for such companies; (ii) SSG’s dependence on distributions from the Partnership to pay any dividends, if declared, taxes and other expenses, including payments under the Tax Receivable Agreements; (iii) the IRS potentially challenging the tax basis step-ups and other tax benefits we receive in connection with our IPO and the related transactions and in connection with additional acquisitions of Partnership units; (iv) in certain circumstances, acceleration and/or significant excess of payments due under each Tax Receivable Agreement, as compared to the actual tax benefits, if any, that SSG actually realizes; (v) potentially substantial distributions to us and the existing partners of the Partnership that the Partnership will be required to make in certain circumstances; (vi) funding withholding tax upon certain exchanges of Class B or Class D units into shares of Class A common stock by non-U.S. holders; (vii) tax and other liabilities attributable to our pre-IPO investors as a result of certain reorganization transactions; (viii) SSG not being permitted to deduct its distributive share of compensation expense pursuant to regulations issued under Section 162(m) of the Code to the extent that the compensation was paid by the Partnership to certain of SSG’s covered employees; (ix) being deemed an “investment company” under the Investment Company Act of 1940 as a result of our ownership of the Partnership or the General Partner; (x) a change of control of our company; (xi) conflicts arising from members of our senior leadership team holding their economic interest through other entities; (xii) our reliance on our equity ownership, governance rights and other contractual arrangements to control certain of our consolidated subsidiaries that are not wholly owned; (xiii) distributions made by the Partnership and limits on our ability to use the cash we receive in such distributions; (xiv) the dual class structure of our common stock; and (xv) our ability to pay dividends to stockholders.
We are subject to general risks, including risks related to: (i) the fact that the market price of our Class A common stock has been volatile; (ii) anti-takeover provisions in our charter documents and under Delaware law; and (iii) our forum selection provisions.

PART I
Item 1. Business.
Our Company
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2026, we were responsible for approximately $885 billion of total capital, including $233 billion of AUM and $652 billion of AUA.
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
•Our global-and-local approach. With offices in 31 cities across 19 countries on five continents, we have built a global operating platform, organically and via acquisition, with strong local teams that possess valuable regional insights and deep-rooted relationships. This allows us to combine the advantages of having a knowledgeable on-the-ground presence with the benefits of operating as a global organization.
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
•Our large and experienced team. Since our inception, we have focused on recruiting and retaining the best talent. As of April 1, 2026, 117 partners led the firm, with an average of over 20 years of investment or industry experience. As of March 31, 2026, we had over 1,310 total employees, including approximately 420 investment professionals and approximately 890 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
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
During the year ended March 31, 2026, we reviewed over 4,700 investment opportunities and conducted over 5,700 meetings with fund managers across multiple geographies and all four asset classes. During the last three years ended December 31, 2025, we allocated an average of $75 billion annually in capital to private markets on behalf of our clients, excluding legacy funds, feeder funds and research-only, non-advisory services.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $136 billion of our AUM as of March 31, 2026.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $81 billion of our AUM as of March 31, 2026.
•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Advisory relationships comprised $652 billion of our AUA and $16 billion of our AUM as of March 31, 2026.

•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $900 billion of client commitments through SPI Reporting as of March 31, 2026.
Our Competitive Strengths
Truly Global Scale with Local Teams
Since our founding, we have invested and continue to invest significant time and resources building a global platform that we believe is well positioned to benefit from the continued growth and globalization of the private markets. Today, we have investment and implementation professionals in 31 cities across 19 countries on five continents.
Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Each of our offices follows a local staffing model, with local professionals who possess valuable insights, language proficiency and client relationships specific to that market. As of March 31, 2026, approximately 45% of our investment professionals were based outside the United States. We believe our focus on hiring local talent, supported by a deep bench of experienced investment professionals, has been critical in helping us attract a blue-chip, global client base.
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
As a result, we are able to offer a full suite of investment solutions to our clients, not only by assisting them with building customized private markets portfolios, but also offering other value-add services such as strategic planning and research, portfolio repositioning, and portfolio monitoring and reporting. We believe our value proposition as a full-service firm also helps us strengthen and grow our client relationships. As of March 31, 2026, 34% of our advisory clients also had an AUM relationship with us, and we advised or managed assets in more than one asset class for 34% of our clients, supporting our total capital responsibility growth.
Our focus on offering full-service, customized solutions to our clients is reflected in our business composition. As of March 31, 2026, we had 402 bespoke SMAs and focused commingled funds. For the year ended March 31, 2026, approximately 59% of our management and advisory fees were generated from focused commingled funds, 32% from SMAs, 8% from advisory and data services and 1% from fund reimbursement revenues.
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

PRIVATE EQUITY			REAL ESTATE
$120B(1)	$76B	$341B	$20B(1)	$13B	$190B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	180+			85+
Investment professionals			Investment professionals

INFRASTRUCTURE			PRIVATE DEBT
$48B(1)	$31B	$95B	$46B(1)	$25B	$26B
AUM	FEAUM	AUA	AUM	FEAUM	AUA
	75+			75+
Investment professionals			Investment professionals
_____________________________
Note: Amounts may not sum to total due to rounding. Data presented as of March 31, 2026. AUM/AUA reflects final data for the prior period (December 31, 2025), adjusted for net new client account activity through March 31, 2026. Does not include post-period investment valuation or cash activity. Net asset value (“NAV”) data for underlying investments is as of December 31, 2025, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2025. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our dedicated in-house business development, marketing and client relations teams, comprising over 230 professionals in offices across 16 countries, maintain an active and transparent dialogue with our diverse and global client base. Consistent with our staffing model on the investment side, we ensure local clients are interfacing with business development professionals who have local expertise.
Preeminent Data and Analytics with Proprietary Software
Our data-driven, research-focused approach has been core to our investment philosophy since inception, which we believe is one of our biggest competitive strengths. Our data are organized around our proprietary software systems:
•SPI Research monitors investment opportunities and is used by our investment professionals as an investment decision making tool. As of March 31, 2026, SPI Research contained information on more than 19,000 fund managers, 52,000 funds, 139,000 companies, and 293,000 investments. SPI Research initially augmented our own due diligence, investment and portfolio construction processes. In response to growing industry demand for private markets intelligence, we subsequently developed an interface for direct client access. Through SPI Research, our clients can access detailed, regularly updated information on managers through an intuitive, web-based user interface. Our research professionals utilize this technology to collect and develop qualitative and quantitative perspectives on investment opportunities.

•SPI Reporting monitors the performance of our clients’ investments and allows users, including our clients, to generate detailed analytics. SPI Reporting is used extensively by our StepStone Portfolio Analytics & Reporting (“SPAR”) team to provide customized portfolio analytics and reporting on the performance of our clients’ investments.
We also have a number of additional proprietary tools that we use and license in service of our clients, including our SPI Pacing tool that enables clients to forecast liquidity needs, our daily valuation engine that facilitates asset management solutions offering periodic subscription or liquidity (such as the mass affluent and defined contribution plan markets), sustainability reporting dashboards that allow our clients, if they so desire, to monitor their portfolio against these non-financial metrics, and a secondary pricing engine that drives operating leverage in our evaluation of larger and more complex transactions. The combination of SPI Research, SPI Reporting, and our other tools offers an end-to-end software technology and data solution that delivers significantly more information than most private markets investors have available, providing us with a meaningful advantage in our investment, due diligence and client relations efforts. Data science within private markets has historically been difficult due to the lack of standardization and the labor-intensive process of collecting and processing information. We have a dedicated Data Analytics & Technology Solutions (“DATS”) team, which manages and continues to develop our SPI Research and SPI Reporting platforms (and our additional proprietary tools built on these platforms) and supports our efforts to be a market leader in an area that is essential to evaluating private markets.
Investment Performance Track Record
We believe our track record is a key point of differentiation to our clients. The table below shows our performance summary by asset class as of December 31, 2025. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Performance” below for more information and explanatory footnotes.

PRIVATE EQUITY BUYOUT*		VENTURE CAPITAL & GROWTH EQUITY		REAL ESTATE		INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3,4)	NET IRR(2)	INVESTMENT STRATEGY(1,3,5)	NET IRR(2)	INVESTMENT STRATEGY(1,3,6)	NET IRR(2)	INVESTMENT STRATEGY(1,3,7)	NET IRR(2)	INVESTMENT STRATEGY(1,3,9)	NET IRR(2)
Primaries	14.1%	Primaries	14.4%	Core/core+ fund investments	6.8%	Core/debt - all strategies	6.8%	Primaries	7.8%
Secondaries	17.6%	Secondaries	14.5%	Value-add/opportunistic fund investments	7.9%	Core+/value-add - primary fund investments	10.6%	Direct lending	7.1%
Co-investments	16.2%	Directs/co-investments	16.2%	Real estate debt fund investments	5.1%	Core+/value-add - secondary fund investments	8.1%	Opportunistic	8.4%
				Value-add/opportunistic secondaries & co-investments	9.0%	Core+/value-add - co-investments(8)	11.2%	Co-investments/secondaries	9.5%
								Direct lending	8.3%
								Opportunistic	10.9%
								Customized managed accounts	(*)
We attribute our investment performance track record to numerous factors, including our scale and global reach, our selective investment process powered by our technology and data advantage and our experienced investment teams. Together, these attributes allow us to source highly attractive investment opportunities with a compelling risk-adjusted return profile for our clients’ diverse investment objectives. Our track record has attracted clients seeking exposure to investments with varying risk and return objectives and, in turn, allowed us to successfully and consistently grow assets across our platform.

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
We believe our revenue model has the following important attributes:
Sustainable and recurring management and advisory fees
Our management and advisory fees grew from $285 million in fiscal 2021 to $926 million in fiscal 2026, representing a 27% compounded annual growth rate.
Highly predictable with strong visibility into near-term growth
Our SMAs and focused commingled funds typically have an eight to 18-year maturity at inception, including extensions. As of March 31, 2026, we had $40.1 billion of committed but undeployed fee-earning capital, which we expect to generate management fees when deployed or activated.
Diverse
As of March 31, 2026, we had 528 revenue-generating asset management and advisory programs and therefore are not dependent upon or concentrated in any single investment vehicle or client. For the year ended March 31, 2026, no single client contributed more than 5% of our total management and advisory fees and two commingled funds each contributed more than 5% of our total incentive fees. Our top 10 clients, which contribute to 65 separate mandates and commitments to commingled funds, comprise 17% of our total management and advisory fees.
Upside from performance fees
As of March 31, 2026, we had over 250 investment programs with the potential to earn performance fees, consisting of over $115 billion in committed capital. As of March 31, 2026, our accrued carried interest allocations balance, which we view as a backlog of future carried interest allocation revenue, was $2,037 million. Approximately 59% of current accrued carried interest allocations is from StepStone Fund vintages of 2020 or prior.
Led by a Seasoned Team of Professionals Whose Interests Are Aligned with Clients and Our Stockholders
We believe our biggest asset is our people, and therefore we focus on consistently recruiting the best people, many of whom are proven leaders in their areas of expertise. As of April 1, 2026, 117 partners led the firm, with an average of over 20 years of investment or industry experience. As of March 31, 2026, over two-thirds of our employees have equity interests in us in the form of direct equity interests and/or restricted stock units under our 2020 Long-Term Incentive Plan (“LTIP”), and more than 200 employees are eligible to participate in our carried interest allocations in one or more of the asset classes.

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
Deploy already raised committed capital. As of March 31, 2026, we had $40.1 billion of capital not yet deployed across our various investment vehicles, which we expect to generate management fees when invested or activated.
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
Monetize Our Data and Analytics Capabilities
In addition to enabling StepStone's asset management and advisory solutions, our proprietary data and technology platform, SPI by StepStone, includes a suite of applications that are made available directly to our clients. We typically deliver these capabilities as part of broader client mandates, and we also monetize certain tools and datasets through standalone licenses and data distribution partnerships.

SPI Research is our private markets intelligence database, containing the qualitative and quantitative insights from StepStone's approximately 420 investment professionals. We primarily provide SPI Research in connection with asset management and full-service advisory mandates, and we also license it on a standalone basis, including an “advisory-like” arrangement that combines platform access with limited advisory support. This has allowed us to support the private markets activities of clients that are too small to participate in our full-service advisory offerings.
SPI Reporting is used by clients post-investment to monitor the performance and exposures of their private market portfolios. SPI Reporting is typically bundled with SPAR, which is a managed service that gathers, validates, and maintains private markets fund reporting data and related portfolio information that can be resource intensive for clients to administer internally. See “Portfolio Analytics and Reporting—SPI Reporting Platform” below for more information.
SPI Pacing is a portfolio cash flow, investment allocation and liquidity forecasting tool that is used by investors to create customized commitment plans to assist in reaching allocations targets and manage liquidity in private market portfolios.
SPI Benchmarking includes a collection of data products and analytical tools that leverage StepStone's vast proprietary data sourced across its business. These individual data products are available to all market participants, providing better intelligence and transparency across different segments of private markets.
StepStone has also established strategic partnerships with industry leaders in different segments of financial services that have unique data assets and distribution channels. Together with StepStone’s capabilities, these partners help deliver innovative data solutions tailored to private markets stakeholders. Representative data distributions partnerships include agreements with Kroll, FTSE Russell, and PitchBook.
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
Our co-investment program benefits from the access to fund managers we have through our scale and the over 5,700 meetings and calls that we conduct with fund managers on an annual basis. In each of these meetings and calls, we follow a protocol of inquiring about co-investments and monitoring compliance with the protocol through an automated tracking system.
Portfolio Analytics and Reporting
StepStone Portfolio Analytics & Reporting
StepStone's Portfolio Analytics & Reporting service, known as SPAR, is an investment monitoring and reporting solution that provides institutional investors with end-to-end private markets data management, portfolio monitoring, and reporting capabilities. Designed to support informed decision making, SPAR functions as a fully integrated operational partner, combining an experienced global team, rigorous data management processes, and proprietary analytical tools to give clients continuous transparency into their private markets portfolios.
Data Monitoring
At the core of SPAR is a disciplined data monitoring process that captures, validates, and maintains investment data across private markets asset classes. SPAR collects documents from general partners through a centralized intake portal, logs and organizes them using standardized conventions, then processes the data. The data are reconciled against general partner, client, and/or custodian records to ensure accuracy and integrity.
SPI Reporting Platform
Processed data flows directly into SPI Reporting, a web-based monitoring and reporting platform accessible on a continuous basis. The platform tracks over 100 data points per investment, including daily cash flow activity, quarterly valuations, and underlying asset-level detail, and provides interactive dashboards covering capital activity, performance, public and private benchmarking, and portfolio exposures. Users can analyze performance at the investment and underlying asset level by custom attributes, apply data filters, and run grouped or granular reports with export capability. The platform also supports portfolio analytics including return J-curves, cash flow activity over time, multi-period internal rates of return, and time-weighted rates of return. SPI Reporting is integrated with SPI Pacing and SPI Research, allowing clients to manage allocations and access StepStone's broader research platform. The system is developed and maintained by StepStone's in-house DATS team of over 30 engineers.

Client Service
SPAR's dedicated client service team serves as the primary point of contact for each account, managing onboarding, training, and ongoing support. The team coordinates client and portfolio manager investment monitoring support across StepStone, delivers tailored periodic reporting packages, and handles ad hoc data requests – all subject to quality review prior to delivery. Global coverage spans major regions, ensuring clients receive consistent, timely service regardless of geography.
Investment Risk Management
Given the nature and scale of the business, Investment Committees (“ICs”) and Portfolio and Risk Management Committees (“PRMCs”) have been established for each asset class. Additionally, a Global Allocation Committee (“GAC”) oversees multi-asset class matters, particularly capital markets assumptions, providing a holistic view of risk and portfolio exposure across asset classes and alignment with overall investment objectives and risk management strategies. Each of the PRMCs and ICs provide oversight of portfolio and investment risk, respectively. Our risk management process focuses on risk identification, measurement, treatment/mitigation, monitoring and management/reporting, with particular risk assessments tailored by asset class and individual client.
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
•Became a member of the Sustainability Accounting Standards Board (“SASB”) and its successor the International Sustainability Standards Board;
•Enhanced our governance framework by creating asset class RI workgroups and a dedicated corporate RI Workgroup in 2019;
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
•Implemented a standalone stewardship policy in 2022 reflecting our continued emphasis on stewardship practices in our investments. Accepted as a signatory to the UK Stewardship Code in 2023 and again in 2024;
•Were elected as a representative to the ESG Data Convergence Initiative Steering Committee in 2024 and continue to serve in this role; and

•Continued to evolve our investment practices by deepening our focus on financially material issues, including physical climate risk, AI and technology governance, and supply chain considerations.
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
Co-investments
With respect to our co-investments, we complete an RI assessment at both the manager and asset level. We use several tools to complete the latter, including information from the manager and company, along with industry-specific SASB materiality standards, and for specific sectors information from GRESB. Post investment, we monitor the co-investment’s performance focusing on material financial and RI factors. The majority of this monitoring is conducted through an annual questionnaire and regular engagement with the fund manager supplemented by Limited Partner Advisory Committees of which we are a member. In cases where we hold a board or observer seat at the fund, we seek to be active in advocating for material issues as standard agenda items.
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
Modern Slavery
We have processes in place to address the applicable regulatory obligations in certain jurisdictions where we operate related to modern slavery, which includes forced or compulsory labor, human trafficking, child labor, restrictions on freedom of association, unsafe or unhealthy working conditions, and the use of physical punishment, coercion, or abusive disciplinary practices. Within our vendor due diligence process, we query and evaluate for this topic seeking to identify any substantive supply chain risks. Further, to align with applicable regulations, this topic is also considered within our investment due diligence and monitoring processes.
Our Clients
We believe the value proposition we offer across our asset management, advisory, data, portfolio monitoring and reporting services has resulted in strong relationships with our clients. Our client base includes some of the world’s largest public and private pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals globally. During the year ended March 31, 2026, more than half of our management and advisory fees came from clients based outside of the United States, reflecting the strength and breadth of our relationships within the global investor community.
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
Clients seeking a large-scale asset management engagement typically prefer an SMA rather than commitment to a focused commingled fund. SMAs and directly-managed assets represented approximately $136 billion of our AUM as of March 31, 2026.

Focused Commingled Funds
We organize and manage commingled funds that invest in primary, secondary and co-investment funds managed by third-party managers focused in our areas of expertise. Our focused commingled funds invest across a variety of private market strategies, which enables our clients to efficiently participate in these specialized strategies for which they otherwise may not be able to access due to the high minimum investment requirements. Focused commingled funds represented $81 billion of our AUM as of March 31, 2026.
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
Advisory and Data Services
Depending on the mandate, advisory and data services may include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice, and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platform, SPI by StepStone. Advisory mandates generally include StepStone’s SPAR service, which is a managed service for monitoring and reporting on private market investments. Our SPAR service typically includes licensed access to SPI Reporting, our proprietary portfolio reporting application that provides investors with customizable performance, exposure, and benchmarking analysis. Our advisory relationships comprised $652 billion of our AUA and $16 billion of our AUM as of March 31, 2026.
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
In May 2024, the SEC adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that expanded the scope of the regulation and mandate notification to clients and customers in the event of certain privacy breaches. We were required to comply with these amendments by December 2025. The amendments include new and operationally challenging notification and timing requirements, as well as expanded obligations relating to oversight of service providers. The SEC has also adopted disclosure rules related to cybersecurity applicable to public companies. In addition, in 2024, FinCEN and the SEC adopted rules that would require investment advisers to establish formal anti-money laundering and customer identification programs and to file suspicious activity reports. On December 31, 2025, FinCEN and the SEC issued a statement delaying the implementation of the rule from January 1, 2026 to January 1, 2028, and are evaluating potential further changes to the rule.
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
On March 30, 2026, the U.S. Department of Labor (“DOL”) introduced a proposed rule which, though applicable to the selection of any designated investment alternatives, is expected to facilitate an ability for individuals to allocate a portion of their 401(k) investments in alternative assets, such as private equity and private credit, as well as real estate. Central to the proposal is a process-based “safe harbor,” which grants plan fiduciaries the presumption of fulfilling their duty of prudence under ERISA, provided they “objectively, thoroughly, and analytically” evaluate six specific factors outlined in the rule: performance, fees, liquidity, valuation, performance benchmarks, and complexity. By adhering to this framework when making investment decisions, fiduciaries are presumed to have met ERISA’s prudence standard, thereby helping to mitigate the legal risks often associated with offering alternative investments. The proposed rule, if adopted, is expected to result in greater interest by employers in adding plan investment options with private markets exposure.
AI and Information Technology-Related Regulation
Governmental authorities in the United States and foreign jurisdictions have increased their focus on the use of artificial intelligence (“AI”), proposing, adopting or considering laws and regulations that may require governance, transparency, risk management and other controls in connection with the development or use of AI systems. In the United States, the SEC has established a task force and is evaluating the need for rules and regulations. If enacted, such rules could add to the compliance risks and burdens of using this technology. Regulation (EU) 2024/1689, the European Union's Artificial Intelligence Act ("EU AI Act"), entered into force on August 1, 2024 and established a legal framework for the development and use of artificial intelligence systems in the European Union. Compliance with such requirements, and the potential for enhanced liability or regulatory enforcement related to AI, could increase our costs and complexity and adversely affect our business.

Foreign Regulation
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, European Union (“EU”), the European Economic Area (“EEA”) and certain of the individual member states of each of the EU and EEA (including Ireland and Luxembourg), Switzerland, Japan, Korea, Singapore, Canada, Saudi Arabia, Mexico and Chile, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”), the EU Alternative Investment Fund Managers Directive II (“AIFMD II”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. AIFMD II entered into force in the EU on April 15, 2024 and member states have two years to implement the rules into national law, which we expect to occur in 2026. As implemented, AIFMD II may impose additional requirements or restrictions on certain alternative investment funds (including with respect to liquidity management and, for certain strategies, loan origination activities) and could increase the complexity and cost of conducting our business in the EU and EEA. Our EU-based subsidiary, StepStone Group Europe Alternative Investments Limited (“SGEAIL”), engages in regulated activities within the EU. SGEAIL is authorized by the Central Bank of Ireland pursuant to AIFMD and UCITS and authorized to provide MiFID II top up services. Switzerland and individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation.
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
Regulation (EU) 2022/2554 on digital operational resilience for the financial sector (“DORA”) establishes a harmonized and comprehensive digital operational resilience framework across the EU financial sector by requiring a wide range of financial entities, including asset managers and investment firms, to manage their information and communication technology (“ICT”) risks in a robust and effective way through internal governance, control and risk frameworks. DORA also requires financial institutions to report major ICT-related incidents to regulatory authorities and undertake digital operational resilience testing. DORA came into force on January 17, 2025.

Regulation (EU) 2024/1689 sets forth harmonized rules on artificial intelligence (the “EU AI Act”) and establishes a harmonized, risk-based regulatory framework across the European Union for the development, placing on the market, and use of artificial intelligence systems. The EU AI Act applies to providers, deployers, importers, and distributors of AI systems, including entities established outside the EU where AI outputs are used within the Union (extraterritorial effect). It introduces a tiered system of obligations based on risk; prohibiting certain AI practices, while also imposing stringent requirements on high-risk AI systems, including those used in employment and recruitment contexts, such as risk management, data governance, transparency, and human oversight. The EU AI Act aims to ensure that AI systems are safe, transparent, and respect fundamental rights, while supporting innovation and the effective functioning of the EU single market. The Regulation entered into force on August 1, 2024, with phased implementation, including the application of prohibited practices from February 2025 and full application from August 1, 2026. In parallel, the European Commission is progressing the Digital Omnibus IV package, which is expected to streamline and align overlapping obligations across EU digital legislation, including the AI Act, to enhance regulatory coherence and supervisory coordination. The Digital Omnibus IV package purports to extend the deadline for implementation from August 2026 to December 2027, however this remains in trilogue negotiations within the EU.
For more information regarding regulatory risks, see Part I, Item 1A “Risk Factors” of this Form 10-K, including “Risk Factors—Risks Related to Our Industry—We operate in an industry subject to numerous regulations and any failure to comply with government regulations to which we are subject could adversely affect us” and “—Evolving laws and government regulations could adversely affect us.”
Human Capital
Our People and Culture
Our core beliefs include “People Matter” and “Empowered Team.” We recognize our people are our biggest asset and their enthusiasm, hard work and dedication make everything that we do possible. We emphasize integrity, transparency, collaboration, entrepreneurialism, and respect for all, driving how we interact with one another, our clients and investors, sponsors, vendors and service providers, and the community at large. These values are embraced by StepStone’s team and lead to high satisfaction for employees. We measure employee satisfaction and engagement through a variety of surveys.
As of March 31, 2026, we had over 1,310 employees globally, including approximately 420 investment professionals and approximately 890 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.
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
StepStone prides itself on growing talent from within, designing well-structured training programs and creating development opportunities for all which are crucial in supporting the firm’s growth. We believe that a strong, performance-oriented culture is the foundation for a stable organization that will attract and retain industry-leading talent. We offer our team members the benefit of a collegial, intellectually challenging environment where they are empowered to exercise their creativity. We also leverage AI to support and enhance our human capital capabilities globally and to enable more efficient, scalable human capital operations. We believe that further AI deployment will drive additional efficiencies which will empower employees to focus on highly strategic value-added contributions.
We have a number of programs and resources to support and offer development to our employees. Our sponsorship program seeks to identify high-potential employees in mid-level roles, and partners them with one of the firm’s partners, who serves as a sponsor, as well as an executive coach, and is intended to support participants in advancing their professional development and leadership skills. Our mentor program provides interested employees with structured access to one of their more senior colleagues who provide guidance and career advice. New employees also have the opportunity to connect with an onboarding mentor to support their integration into the firm. StepStone also recognizes that different developmental outcomes are needed as employees progress throughout their careers, specifically in the transition period from individual contributors to people managers. To help ease this transition, we provide a series of manager workshops, for new and mid-level managers.
Total Rewards
We strive to provide a competitive total rewards package.
Our compensation approach is performance-based and determined by considering a combination of firm and individual performance. Cash compensation, in the forms of base salary, bonus and revenue share, is just one of several core elements of total rewards that we offer our team members. We also offer competitive health and wellness benefits, volunteer time off, and company contributions to employees’ retirement plans. We provide benefits such as paid parental leave, parental leave coaching for managers and employees, paying for travel for newborns and caretakers when the employee has business required travel, paid shipping of breast milk, and wellness rooms for new parents at our offices. As a public company, we are able to diversify our employee ownership by providing equity grants to certain employees. Our LTIP provides us the ability to offer a variety of equity-based awards, and our employee stock purchase plan allows us to offer equity for purchase at an attractive discount to the market price through payroll deductions, in each case, to further incentivize our employees. We also maintain a plan under which certain of our employees are granted equity in certain of our evergreen funds. In addition, we award annually a portion of carried interest allocations earned by us to certain employees.

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
While interest rates were at historically low levels for an extended period, interest rates and the rate of inflation have since increased significantly. Although rates have declined from peak levels, interest rates have remained relatively elevated and these economic factors may also reduce credit availability, all of which may adversely affect the ability of the StepStone Funds to achieve attractive rates of return and adversely affect the value of our carried interest. In prior periods, we have recorded significant losses on unrealized carried interest allocations, which illustrate the sensitivity of carried interest to changes in valuations, interest rates, and credit conditions.
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
In addition, as part of broader industry dynamics, certain private credit and other products that offer investors periodic liquidity (including through redemption, repurchase or tender offer features), including in the private wealth market, may experience increased investor liquidity requests during periods of market stress or higher interest rates. Such elevated liquidity requests, whether in our products or in competing products, could adversely affect investor sentiment toward such strategies and our ability to fundraise, and could contribute to increased liquidity requests across our products that offer periodic investor liquidity. Elevated liquidity requests could also adversely affect performance and reduce AUM, which could reduce our management fees and ability to earn incentive fees and carried interest, and could materially and adversely affect our business, financial condition and results of operations. Furthermore, recent comments by the head of the SEC’s Division of Enforcement indicate the division is more closely monitoring the private credit markets, which could result in heightened regulatory scrutiny of our private credit activities.
Clients in the StepStone Funds with commitment-based structures may not satisfy their contractual obligation to fund capital calls when requested, which could adversely affect a fund’s operations and performance.
Clients make capital commitments to StepStone Funds with commitment-based structures, and we are entitled to call capital at any time during prescribed periods that can extend for several years into the future. We depend on clients fulfilling their commitments when we call capital from them in order for those funds to consummate investments and otherwise pay their obligations when due. Any client that does not fund a capital call may be subject to penalties, potentially including forfeiting a significant amount of its existing investment in that fund. However, if a client has invested little or no capital, for instance early in the life of a fund, then the forfeiture penalty may not be a significant deterrent to default. Failures or delays in funding capital calls may occur more frequently in the future, as a result of recent increases in interest rates, decreases in equity values and dislocations in the banking sector, or in the event of a continued economic slowdown. In addition, changes to asset allocation policies or new laws or regulations resulting from declines in public equity markets may restrict or prohibit investors from investing in new or successor StepStone Funds or funding existing commitments. If clients fail to satisfy a significant amount of capital calls for any particular fund or funds, the operation and performance of those funds could be materially and adversely affected.

Our failure to comply with investment guidelines set by our clients could result in damage awards against us or a reduction in AUM, either of which would cause our earnings to decline and adversely affect our business.
When clients retain us to manage assets on their behalf, they specify certain guidelines regarding investment allocation and strategy that we are required to observe in the management of their portfolios. Our failure to comply with these guidelines and other limitations could result in clients terminating their investment management agreement with us, as these agreements generally are terminable without cause on 30 to 90 days’ notice. Clients could also sue us for breach of contract and seek to recover damages from us. In addition, such guidelines may restrict our ability to pursue allocations or strategies that we believe would generate favorable investment returns, which could result in underperformance of, or losses to, a client account. Even when we comply with all applicable investment guidelines, a client may be dissatisfied with its investment performance or our services or fees and may terminate their SMAs or advisory accounts or be unwilling to commit new capital to the StepStone Funds or advisory accounts. Any of these events could cause a reduction to AUM and consequently cause our earnings to decline and materially and adversely affect our business, financial condition and results of operations.
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
Generally, if at the termination of a fund and in certain cases at interim points in the life of a fund, the fund has not achieved investment returns that exceed the preferred return threshold or we have received net profits over the life of the fund in excess of our allocable share under the applicable partnership agreement, we will be obligated to repay an amount equal to the excess of amounts previously distributed to us over the amounts to which we are ultimately entitled. This obligation is known as a “clawback” or contingent repayment obligation. Our carried interest is generally determined at the end of the period on a hypothetical liquidation basis. As of March 31, 2026, if the funds were liquidated at their fair values, no material amounts would have been subject to contingent repayment by us. We cannot assure you that we will not incur a contingent repayment obligation in the future. Although a contingent repayment obligation is split among the various obligors, with each responsible for only its respective share, the governing agreements of the StepStone Funds generally provide that, to the extent another party who received a distribution does not fund its respective share, we are required to fund any additional amount beyond the amount of carried interest actually allocated to us, up to the entire amount of the relevant contingent repayment obligation. We may need to use or reserve cash to repay such contingent repayment obligations instead of using the cash for other purposes.
Our investment management activities may involve investments in high-risk, illiquid assets, and we may lose, or our clients may lose, some or all of the amounts invested in these activities or fail to realize any profits from these activities for a considerable period of time.
The investments made by the StepStone Funds and recommended by our advisory services include high-risk, illiquid assets. We have made, and expect to continue to make, principal investments alongside our clients, as the general partner, in existing and future StepStone Funds. The StepStone Funds invest capital in private markets funds that make investments in equity or debt securities that are not publicly traded. Even where such securities are publicly traded, many of these funds may be prohibited by contract or applicable securities laws from selling such investments for a period of time. Accordingly, the private markets funds in which we and our clients invest capital may not be able to sell investments when they desire and therefore may not be able to realize the full value of such investments. Particularly in the case of securities, such funds will generally not be able to sell these securities publicly unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available. Furthermore, large holdings of publicly traded equity securities can often be disposed of only over a substantial period of time, exposing the investment returns to risks of downward movement in market prices during the disposition period. Investing in private markets funds is risky, and we may lose some or the entire amount of our investment or the investment made by the StepStone Funds. Poor investment performance could lead clients to terminate their agreements with us and/or result in negative reputational effects, either of which could materially and adversely affect our business, financial condition and results of operations.
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
We collect, process and store rapidly increasing volumes of highly sensitive data, including our proprietary business information and intellectual property, information relating to third party managers and their investment opportunities which we consider, and personally identifiable information of our employees, our clients and others, in our data centers and on our networks, including in our client portal, and with our vendors, service providers and government agencies. SPI Reporting includes funds, direct investments and co-investments that we monitor and report on for the StepStone Funds and advisory accounts, and our client portal contains confidential client information. The secure processing, maintenance and transmission of this information are critical to our operations. A significant actual or potential theft, loss, corruption, exposure, fraudulent use or misuse of client, employee or other personally identifiable or proprietary business data, whether by third parties or as a result of employee malfeasance or otherwise, non-compliance with our contractual or other legal obligations regarding such data or intellectual property or a violation of our privacy and security policies with respect to such data could result in significant remediation and other costs, fines, litigation or regulatory actions against us and significant reputational harm. Such events could damage our business relationships and adversely affect our business, financial condition and results of operations.
Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.
The frequency and sophistication of the cybersecurity threats and incidents we face continue to increase, including as a result of the advancement of AI, which malicious actors can use to create new, more sophisticated and more frequent attacks and to facilitate impersonation of personnel and third parties. As a result, we face a heightened risk of a cybersecurity incident or disruption with respect to sensitive information resulting from an attack by computer hackers, foreign governments or cyber terrorists. Our reputation and our ability to operate and expand our business depend on computer hardware and software systems, including our proprietary data and technology platforms, our client portal, and other data processing systems, which can be vulnerable to security breaches or other cyber incidents. Our funds’ portfolio companies rely on similar systems and face similar risks, and such funds may invest in strategic assets having a national or regional profile or in infrastructure assets that face a greater risk of attack. Cybersecurity incidents may be an intentional attack, such as a phishing, vishing or social engineering attack, hacker attack, ransomware or cyber extortion, virus or worm, or an unintentional event and could involve bad actors gaining unauthorized access to our information systems or those of our service providers for purposes of misappropriating assets, disclosing or modifying sensitive or confidential information, corrupting data or causing operational disruption. Cyber-criminals can attempt to redirect payments required to be paid at the closings of our investments to unauthorized accounts, which we or the services providers we retain, such as paying agents and escrow agents, may not be able to detect or protect against. In recent years, there has been a significant increase in ransomware and other hacking attempts by cyber-criminals, including of our service providers. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making such attacks and other cybersecurity incidents more difficult to detect, contain, and mitigate, including through the use of AI-facilitated impersonation and AI-related cyber events that are more automated, targeted and coordinated. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by others, including by our service providers.
We have implemented processes, procedures and internal controls designed to mitigate cybersecurity risks and cybersecurity incidents. However, these measures, as well as our increased awareness of the nature and extent of a risk of a cybersecurity incident, do not guarantee that a cyber-incident will not occur or that our financial results or operations will not be adversely affected by such an incident. Cyber-incident techniques change frequently, may not immediately be recognized and can originate from a wide variety of sources. We devote significant levels of funding and resources to comply with evolving cybersecurity regulations, including the SEC rules applicable to public companies, the SEC’s amendments to Regulation S-P with which we were required to comply by December 2025 (which impose operationally challenging notification requirements, deadlines and additional written policy and oversight expectations), as well as those rules proposed by the SEC with respect to investment advisers, and to monitor and enhance our information security procedures and controls. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience.
We also face cybersecurity risks associated with sensitive information provided to third parties. We rely on third-party service providers for certain aspects of our business, including for certain information systems and technology, as well as administration of, and legal services for, the StepStone Funds. Additionally, each of the jurisdictions in which we operate may require us to provide sensitive information to government agencies, including biographical, financial and tax information relating to our personnel or investments. The information systems of government agencies have previously been compromised and we believe they continue to be targets for cyber-criminals. Third-party service providers and their vendors are also susceptible to, and have experienced, cyber and security threats and incidents. Any interruption or deterioration in the performance of these government agencies or third-party service providers, intentional or unintentional information security incidents caused by their personnel, failures of their information systems and technology or cyber and security breaches could, and have, put our sensitive information at risk or result in the shutdown of a service provider, and indemnification by, or insurance coverage of, such service providers may not be sufficient to cover any damage or loss, which could impair the quality of the funds’ operations and harm our reputation, thereby adversely affecting our business, financial condition and results of operations. We may also need to expend additional resources to adapt our cybersecurity program to the evolving security landscape and to investigate and remediate vulnerabilities or other identified risks.
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
The result of these adverse incidents can include the inability to provide services to our clients, damage to our client or third party manager relationships, other disruptions of our business, corruption or modifications to our data, fraudulent transfers or requests for transfers of money, liability for stolen assets or information, increased cybersecurity protection and insurance costs and litigation, which could adversely affect our business, financial condition or results of operations.

Risk related to emerging and changing technology and corresponding regulations, including AI, could impact our results of operations or financial condition.
Our future success depends, in part, on our ability to anticipate and respond effectively to the risk of, and the opportunity presented by, digital disruption and other technology change. These may include new applications based on artificial intelligence, machine learning, or new approaches to data mining.
Risks related to AI, including our use of third-party products incorporating artificial intelligence, include the generation of factually incorrect or biased results, also known as hallucinations, data security vulnerabilities, potential IP infringement, mishandling of confidential, proprietary, or private information, and potentially problematic third-party license terms. The legal and regulatory landscape governing the use of AI is rapidly evolving in multiple jurisdictions, including the United States, the European Union and the United Kingdom. In the United States, the SEC has established a task force and is evaluating the need for rules and regulations. Future rules or guidance, as well as evolving examination and enforcement priorities, could increase the compliance risks and costs associated with using this technology. In the European Union, the EU Artificial Intelligence Act introduces a risk-based regulatory framework for AI systems that may affect our operations or those of our service providers. Non-compliance with these evolving AI regulations could subject us to regulatory enforcement actions, fines, reputational harm and increased compliance costs.
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

Investments of the StepStone Funds in certain jurisdictions may be subject to heightened risks, which may adversely affect our business, financial condition and results of operations.
A portion of the investments of the StepStone Funds and advisory accounts include private markets funds that are located in, or invest in portfolio companies located in, countries that are subject to heightened risks. Such investments may involve risks related to (i) currency exchange matters, including exchange rate fluctuations with respect to the foreign currency in which the investments are denominated, and costs associated with conversion of investment proceeds and income from one currency to another; (ii) regulations pertaining to investments and investment managers in such countries; (iii) differences in the capital markets of such countries, including, in some cases, the absence of uniform accounting, auditing, financial reporting and legal standards, practices and disclosure requirements and less government supervision and regulation; (iv) certain economic, social and political risks, including exchange control regulations and restrictions on foreign investments and repatriation of capital, and the risks of political, economic or social instability, or armed conflicts; and (v) the possible imposition of taxes with respect to such investments or confiscatory taxation. These risks could adversely affect the investment performance of the StepStone Funds and advisory accounts, which would adversely affect our business, financial condition and results of operations.
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
The substantial growth of our business has placed, and if it continues, will continue to place, significant demands on our infrastructure, our investment team and other employees, and will increase our expenses. We will need to continue to invest in our human resources and our infrastructure as a result of the increasingly complex investment management industry, increasing sophistication of clients and our expansion into new jurisdictions. In addition, our private wealth platform has and will require ongoing development of new infrastructure. Legal and regulatory developments, including increasing levels of regulation outside of the United States, also contribute to the increasing level of our expenses. The future growth of our business will depend, among other things, on our ability to maintain the appropriate infrastructure and staffing levels to sufficiently address our growth and may require us to incur significant additional expenses and commit additional senior management and operational resources. We may face significant challenges in maintaining adequate financial and operational controls as well as implementing new or updated information and financial systems and procedures. Training, managing and appropriately sizing our work force and other components of our business on a timely and cost-effective basis also poses challenges. In addition, our efforts to retain or attract qualified investment or operational professionals may result in significant additional expenses.

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
Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, or from which we are currently exempt, and may lead to increased litigation and regulatory risk. In addition, certain aspects of our cost structure, such as costs for compensation, occupancy and equipment rentals, communication and information technology services, and depreciation and amortization will be largely fixed, and we may not be able to timely adjust these costs to match fluctuations in revenue related to growing our business or entering into new lines of business. In addition, changes in rules and regulations that reduce risks in certain lines of business may increase competition in those markets, reducing our ability to earn sufficient fees. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our business, financial condition and results of operations could be materially and adversely affected.
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
As of March 31, 2026, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability in the event of a call or put was $564.4 million and $2,257.6 million, respectively. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.
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
The global financial markets and business climate have recently deteriorated and may continue to deteriorate, including due to continued rising interest rates, ongoing high inflation, reduced availability of credit, regional and international bank failures, changes in laws and regulation, trade policies, such as tariffs or other protectionist measures and retaliatory measures, terrorism or political uncertainty, war (including the ongoing Russia-Ukraine and Middle East conflicts), and potential recession. For example, while inflation in the U.S. has stabilized, it remains higher than pandemic levels and could increase. In addition, heightened competition for workers, supply chain issues, tariffs and rising energy and commodity prices have contributed to increasing wages and other inputs, which may put pressure on the profit margins of portfolio companies within our private market funds. Additionally, volatility and disruption in the equity and credit markets, including the concentration of public-market valuations in a limited number of sectors such as AI-related companies or those companies whose strategies are more directly and negatively affected by AI, can adversely affect the portfolio companies in which private markets funds invest and adversely affect the investment performance of the StepStone Funds and advisory accounts.

The extent and impact of any sanctions imposed in connection with geopolitical conflicts may also cause additional financial market volatility and impact the global economy. For example, sanctions related to Russia’s invasion of Ukraine or potential measures targeting other regions can disrupt global trade and supply chains. Additionally, recently the U.S. has instituted new economic and trade sanctions against China, in response to which China issued countermeasures against U.S. companies. The restrictions on investment in and trade with China may have a negative effect on some of our portfolio companies along with creating weakness in the global economy. The recent escalations of conflicts in the Middle East have the potential to negatively affect supply chains beyond oil and gas, also affecting many derivative and byproducts such as fertilizer, helium, sulfur, etc., negatively impacting portfolio companies in various industries. In addition, heightened geopolitical tensions in the Taiwan Strait and other regions could result in significant disruption to global supply chains, particularly with respect to semiconductors and other business-critical products, which could adversely affect portfolio company operations and valuations.
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

A major public health crisis could severely disrupt the global financial markets and business climate and adversely affect our business, financial condition and results of operations.
A major public health crisis can have unpredictable and adverse impacts on global, national and local economies. Disruptions to commercial activity (such as the imposition of quarantines or travel restrictions) or, more generally, a failure to contain or effectively manage a public health crisis, has, and may in the future, adversely impact our business activity and that of the StepStone Funds. For example, such disruptions have adversely affected, and in the future could again adversely affect, our ability to effectively identify, monitor, make or dispose of investments. Additionally, any future public health crisis could contribute to extreme volatility in financial markets. Such volatility could adversely affect the business of StepStone and the StepStone Funds and the portfolio companies in which they invest, all of which could have material and adverse effect on our performance.
We operate in an industry subject to numerous regulations and any failure to comply with government regulations to which we are subject could adversely affect us.
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
The SEC has continued its close scrutiny of the asset management and private equity industries, focusing on private equity fees, expense allocations, investment allocations, client disclosures, broken-deal expenses, conflicts of interest, valuation practices and other fiduciary obligations. The lack of readily ascertainable market prices for many of the investments made by the StepStone Funds or the funds in which we invest could subject our valuation policies and processes to increased scrutiny by the SEC. The SEC has also focused on the “retailization” of private equity. Although it supports expanding retail investor access to private equity and other private markets products, it has emphasized that such access should occur through regulated structures and with enhanced safeguards for less sophisticated investors. As we continue to grow our distribution of funds targeted at private wealth investors we may face increased regulatory and compliance risk.

In May 2024, the SEC adopted amendments to Regulation S-P (the privacy regulations applicable to financial institutions, including investment advisers) that expanded the scope of the regulation and mandate notification to clients and customers in the event of privacy breaches. These amendments, with which we were required to comply by December 2025, impose operationally challenging notification requirements and deadlines, and require additional written policies and oversight procedures. The SEC has also adopted disclosure rules related to cybersecurity applicable to public companies. In addition, the SEC and FinCEN jointly adopted a new rule requiring investment advisers to adopt formal anti-money laundering and customer identification programs. In June 2025, the U.S. Department of Justice adopted a rule restricting certain bulk sensitive personal data transfers and access involving countries of concern, which may further increase our compliance obligations. Bringing our firm into compliance with these new rules (and any others adopted by the SEC or other governmental authorities), could result in a significant increase in the compliance risks and regulatory burden of operating our business.
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
As noted in “Business—Regulatory Environment—Foreign Regulation,” we provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. We continue to assess the impact of evolving regulatory developments outside of the United States on our business including, but not limited to, the revised EU regime for alternative investment fund managers, the new EU anti-money laundering and counter-terrorist financing regime, EU rules relating to digital operational resilience for the financial sector (including the EU Digital Operational Resilience Act (“DORA”)), the U.K. Data (Use and Access) Act 2025, and the new EU framework for the collation and publication of sustainability information in annual reporting. These and other evolving privacy, cybersecurity and AI regimes may increase our compliance burden and affect our distribution and operations.
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
Our private wealth investment platform is subject to additional regulatory requirements that could adversely impact its profitability. We have been expanding our offerings to individual investors, including through our private wealth platform, and intend to continue doing so. Expanding our product offerings to individual investors may subject us to increased litigation, regulatory enforcement and compliance risks, given that individual investors are generally afforded greater regulatory protections than institutional investors, may have less sophistication or experience with private markets investments, and may be more likely to bring claims or complaints. The operational complexity, administration and accounting requirements associated with servicing individual investors, including in non-U.S. jurisdictions, may also be greater than those for institutional investors. Certain U.S. funds we offer to private wealth investors are registered investment companies or business development companies under the Investment Company Act (the “Registered Funds”) and we expect that additional funds we offer will also be Registered Funds under the Investment Company Act or applicable laws in other jurisdictions. The Investment Company Act and the rules thereunder contain detailed parameters for the organization and operation of our Registered Funds. Among other things, the Investment Company Act and the rules thereunder limit or prohibit transactions with affiliates, impose limitations on the issuance of debt and equity securities, generally prohibit the issuance of options and impose stringent governance and board independence requirements. In addition, we depend on third parties to assist us in complying with regulatory obligations with respect to our Registered Funds. With respect to non-traded products offered to individual investors, we may be subject to risk arising from increased participation in share repurchase programs or tender offers, which could adversely affect fund liquidity and our ability to manage such products effectively.
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
Ongoing political developments could adversely impact our investment management and investment advisory businesses. The financial services industry is currently experiencing an uncertain political and regulatory environment, under the current U.S. presidential administration. The administration has signaled its intent to revisit and potentially roll back certain regulatory initiatives enacted under the previous administration while simultaneously increasing scrutiny on areas such as foreign investment, national security, and the use of emerging technologies. The current administration and the current leadership of the SEC have indicated that they intend to modify or repeal certain regulations perceived as burdensome to private fund advisers, particularly those related to sustainability investing and cybersecurity. However, the administration has also proposed new rules aimed at increasing transparency and accountability, such as expanded disclosure requirements for private fund advisers and enhanced oversight of investment practices involving artificial intelligence and digital assets. The SEC and other regulatory bodies are expected to propose additional changes in the future. Any such changes, including with modifications, whether enacted under current or future leadership, could have a significant effect on private funds and private fund advisers and their operations, including increasing compliance burdens and regulatory costs, restrictions on the ability to receive expense, indemnification and other cost reimbursements, and heightened risk of regulatory enforcement action such as public sanctions, restrictions on activities, fines and reputational damage.

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
On March 30, 2026, the DOL proposed a rule establishing a process based “safe harbor” for plan fiduciaries selecting designated investment alternatives for participant directed defined contribution plans. If adopted, the rule could facilitate an ability for individuals to allocate a portion of their 401(k) investments in alternative assets, such as private equity and private credit, as well as real estate. However, we may encounter significant competition from products tailored for 401(k) plan distribution, and if we, or our service providers, cannot meet plan fiduciaries’ process expectations, or if products designed for this channel underperform or do not meet plan participants’ investment needs, plan fiduciaries may exclude or remove such offerings from investment options, which could negatively impact our business, financial condition and results of operations.
Future changes to tax laws or our effective tax rate could materially adversely affect our company and reduce net returns to our stockholders.
Our tax treatment is subject to the enactment of, or changes in, tax laws, regulations and treaties, or the interpretation thereof, tax policy initiatives and reforms under consideration and the practices of tax authorities in jurisdictions in which we operate, including those related to the Base Erosion and Profit Shifting (“BEPS”) Project

of the Organisation for Economic Co-Operation and Development (“OECD”), the European Commission’s state aid investigations and other initiatives. Such changes may include (but are not limited to) the taxation of operating income, investment income, dividends received or (in the specific context of withholding tax) dividends paid, or the taxation of partnerships and other passthrough entities. In addition, the Group of Twenty, the OECD, the U.S. Congress and Treasury Department and other government agencies in jurisdictions where we and our affiliates do business have focused on issues related to the taxation of multinational corporations, including, but not limited to, transfer pricing, country-by-country reporting and base erosion. The OECD has finalized guidelines under the Pillar Two framework that recommend certain multinational enterprises be subject to a minimum 15% tax rate, effective from 2024, and many jurisdictions have enacted, or are in the process of enacting, rules intended to implement these standards. In January 2026, the OECD Inclusive Framework released a “Side-by-Side Package,” which is intended to facilitate coordination of the Pillar Two global minimum tax with existing U.S. and other domestic tax regimes and includes, among other items, a permanent simplified effective tax rate safe harbor, an extension of the transitional country-by-country reporting safe harbor and a substance-based tax incentive safe harbor. In addition, all member states of the European Union have enacted Pillar Two rules. The United States has not adopted domestic Pillar Two rules, and the current U.S. administration has signaled opposition to aspects of Pillar Two, including the “undertaxed profits rule” (“UTPR”), which some foreign jurisdictions may apply in a manner that could increase the tax burden and compliance requirements of U.S.-parented groups. Foreign jurisdictions’ implementation of the UTPR could raise compliance complications for us and our operating entities and investments. This minimum tax and several of the proposed measures are potentially relevant to some of our operating entities and investments and could have an adverse tax impact on our funds, investors and/or our funds’ portfolio companies. As a result, the tax laws in the United States and other countries in which we and our affiliates do business could change on a prospective or retroactive basis, and any such changes could have an adverse effect on our worldwide tax liabilities, business, financial condition and results of operations. Some member countries have been moving forward on the BEPS agenda but, because timing of implementation and the specific measures adopted will vary among participating states, significant uncertainty remains regarding the impact of BEPS proposals. If implemented, these proposals could result in a loss of tax treaty benefits and increased taxes on income from our operations and/or investments. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our financial position and overall or effective tax rates in the future in countries where we have operations, reduce post-tax returns to our stockholders, and increase the complexity, burden and cost of tax compliance.
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
In addition, we are subject to the UK Economic Crime and Corporate Transparency Act 2023 (“ECCTA”), which makes fundamental changes to the UK’s approach to tackling financial crime. Most significantly, ECCTA introduces new law governing the attribution of criminal liability to corporate entities, which came into force on December 26, 2023, and a new corporate offense of failure to prevent fraud, which came into force on September 1, 2025. Guidance relating to the offense of failure to prevent fraud was published on November 6, 2024. Our compliance policies and procedures will need to be reviewed and updated in order to ensure we have appropriate systems and controls in place to cover these changes to the law. If appropriate systems and controls are not properly implemented, or if we fail to comply with any of the regulations that we are subject to, we could be subject to enforcement actions, which may materially and adversely affect our business prospects, financial condition and results of operations.
Regulation of investment advisers outside the United States could adversely affect our ability to operate our business.
We provide investment advisory and other services and raise funds in a number of countries and jurisdictions outside the United States. In a number of these countries and jurisdictions, which include the UK, the EU, the EEA, Switzerland, Japan, Korea, Canada, Colombia, Chile, Mexico, Saudi Arabia, and Singapore, our operations, and in some cases our personnel, are subject to regulatory oversight and affirmative requirements. These requirements variously relate to registration, licenses for our personnel, periodic inspections, the provision and filing of periodic reports, and obtaining certifications and other approvals. In the EU, we are subject to the EU Alternative Investment Fund Managers Directive (“AIFMD”) and the Undertakings for Collective Investment in Transferable Securities Directive (“UCITS”) under which we are subject to regulatory requirements regarding, among other things, registration for marketing activities, the structure of remuneration for certain of our personnel and reporting obligations. Switzerland and the individual member states of the EU have imposed additional requirements that may include internal arrangements with respect to risk management, liquidity risks, asset valuations, and the establishment and security of depository and custodial requirements. In certain other jurisdictions, we are subject to various securities and other laws relating to fundraising and other matters. As we expand into additional countries and jurisdictions, we may become subject to additional regulatory oversight and related compliance obligations. Failure to maintain compliance with applicable laws and regulations could result in regulatory intervention, adversely affect our business or ability to provide services to our clients and harm our reputation. In certain jurisdictions, including emerging markets jurisdictions, StepStone believes it operates appropriately under exceptions to applicable financial regulations. If, however, a regulator disagrees with our approach or interpretations, we could be subject to sanctions or fines and related reputational harm, or be limited in our ability to access such markets.
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
In recent years, certain investors have placed increasing importance on sustainability implications of private markets investments to which they commit capital. Certain investors have also demonstrated increased advocacy with respect to existing investments, including by urging asset managers to take certain actions that could adversely affect the value of an investment, or refrain from taking certain actions that could improve the value of an investment. At times, clients have conditioned future capital commitments on the taking or refraining from taking of such actions. Such clients’ focus and advocacy related to sustainability and similar matters may constrain investment opportunities we evaluate for them. In addition, institutional clients may decide to not commit capital to future fundraises as a result of their assessment of our approach to and consideration of the sustainability-related cost of investments made by us. Conversely, certain investors have raised concerns as to whether the incorporation of sustainability-related factors in the investment and portfolio management process may be inconsistent with the fiduciary duty to maximize returns for investors. Anti-“ESG” sentiment has gained momentum across the United States, with several states having enacted or proposed “anti-ESG” policies, legislation or issued related legal opinions. For example, (i) boycott bills target financial institutions that “boycott” or “discriminate against” companies in certain industries and prohibit state entities from doing business with such institutions and/or investing the state’s assets (including pension plan assets) through such institutions; and (ii) ESG investment prohibitions require that state entities or managers/administrators of state investments make investments based solely on pecuniary factors without consideration of ESG factors. If fund investors subject to such legislation viewed our funds or sustainability practices as being in contradiction of such “anti-ESG” policies, legislation or legal opinions, even though such view or perception may not be accurate, we may not be able to maintain or increase the size of our funds or raise sufficient capital for new funds, which may adversely affect our revenues. In addition, a failure to successfully manage sustainability-related expectations may adversely affect our reputation or erode stakeholder trust.
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
Sustainability and corporate responsibility matters have also been the subject of increased focus by regulators, including in the EU, the UK and the U.S. For example, the European Commission has adopted regulations as part of a package of legislative measures arising from its Action Plan on Sustainable Finance, which include, without limitation: (a) The Disclosure Regulation EU 2019/2088 regarding the introduction of transparency and disclosure obligations for investors, funds and asset managers in relation to sustainability, which took effect beginning on March 10, 2021 and (b) The Taxonomy Regulation EU 2020/852 regarding the introduction of EU-wide taxonomy of environmentally sustainable activities, which entered into force on July 12, 2020. These and other proposals have resulted in the Non-Financial Disclosure Regulation, EU Taxonomy Regulation and the EU Sustainable Finance Disclosure Regulation. These legislative developments require additional disclosures to clients with respect to sustainability and corporate responsibility factors, which may increase our compliance obligations and expenses, and could lead clients to not commit or recommit capital in our funds. Our EU-based business, as well as any global product sales into the EU, is subject to these requirements. In November 2023, the UK Financial Conduct Authority (“FCA”) published final rules on its Sustainable Disclosure Requirements (“SDR”), introducing new rules and guidance for asset managers to make mandatory disclosures at both the manager and product levels, which aim to address potential greenwashing risks through the introduction of sustainable investment labels, disclosure requirements and restrictions on the use of sustainability-related terms in product naming and marketing, as well as through the introduction of disclosures consistent with the recommendations of the Financial Stability Board’s Task Force on Climate-related Financial Disclosures (“TCFD”). The FCA has stated that it intends to further expand the SDR and labelling rules in the future. Further, the UK is expected to create UK Sustainability Disclosure Standards (“UK SDS”) based on the sustainable disclosure standards developed by the International Sustainability Standards Board (“ISSB”). In the likely event that divergent sustainable investing disclosure obligations arise between the U.S., UK and the EU, this may also present an increased compliance risk if we are required to comply with different regulatory standards. In the U.S., the SEC adopted climate-related disclosure rules for public companies; however, such rules have been subject to litigation, and the SEC has elected to end its defense of such rules and stayed their implementation. Furthermore, the SEC recently indicated that it has initiated steps to rescind the rules. Additionally, California enacted SB 253 and SB 261, which impose climate reporting requirements, including requirements related to greenhouse gas emissions and climate-related financial risk. Certain provisions of these California statutes have been the subject of judicial challenge, including an injunction issued with respect to SB 261, and the ultimate scope and enforceability of these requirements remain uncertain. Other states have proposed similar legislation, although the current U.S. presidential administration has identified deregulation of greenhouse gas emissions as a priority, including at the state level.
Additionally, a lack of harmonization globally in relation to sustainability and corporate responsibility-related legal and regulatory reform, combined with ongoing revisions in many of the regulations noted above, leads to a risk of fragmentation in group level priorities across global jurisdictions. This may create conflicts across our global business which could risk inhibiting our future implementation of, and compliance with, rapidly developing standards and requirements. In addition, our brand and reputation are associated with our public commitments to various corporate ESG initiatives, including our goals for sustainability. Any failure or perceived failure to achieve our disclosed commitments could harm our reputation and adversely affect our client relationships or our recruitment and retention efforts. Moreover, positions we take or do not take on social issues may be unpopular with some of our employees or with our clients or potential clients, which may in the future impact our ability to attract or retain employees or clients. While we strive to implement sustainability practices, there can be no assurance that we will be able to identify all sustainability and corporate responsibility issues or will be able to successfully implement our sustainability and corporate responsibility policies. In addition, the use of sustainability and corporate responsibility metrics in the investment process could be subjective and they are not subject to uniform standards, and, as such, there is no guarantee that we will be able to accurately assess and measure the sustainability and corporate responsibility risks and compliance of its investments and potential investments. Sustainability-based exclusionary criteria could result in a StepStone Fund foregoing opportunities to make certain investments when it might otherwise be advantageous to do so, and/or selling certain investments due to their sustainability and corporate responsibility characteristics when it might be disadvantageous to do so. Devoting additional resources to sustainability and corporate responsibility matters could increase the amount of expenses we or our investments are required to bear. For example, collecting, measuring, and reporting sustainability and corporate responsibility information and metrics can be costly, difficult and time consuming, is subject to evolving reporting standards, and can present numerous operational, reputational, financial, legal and other risks. If we do not successfully manage expectations across these varied stakeholder interests, it could erode stakeholder trust, impact our reputation, and constrain our investment opportunities. Given increased U.S. and European legal and regulatory focus on sustainability and corporate responsibility matters, failure to comply with applicable legal and regulatory changes may attract increased regulatory scrutiny of our business, and could result in fines and/or other sanctions being levied against us.
Risks Related to Our Organizational Structure
We were previously a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, as a result, we qualified for, and relied on, exemptions from certain corporate governance requirements. As of September 18, 2025, we are no longer a “controlled company” under Nasdaq rules and are required to comply with Nasdaq’s applicable corporate governance requirements no later than September 18, 2026. Unless and until we are fully compliant with such requirements, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
Prior to September 18, 2025, we qualified as a “controlled company” within the meaning of the corporate governance standards of the Nasdaq Global Select Market, and, consequently, we previously qualified for, and relied on, certain exemptions from corporate governance requirements, including the requirements that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors. However, as of September 18, 2025, we are no longer a controlled company and thus these exemptions are no longer available to us, and we are required to come into compliance with Nasdaq’s corporate governance requirements no later than September 18, 2026.
We do not currently satisfy all of Nasdaq’s corporate governance requirements applicable to non-controlled companies, and, accordingly, we must take actions to achieve compliance by September 18, 2026. We currently do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors, and our directors will not be nominated or selected entirely by independent directors. Accordingly, unless and until we have fully implemented changes necessary to comply with Nasdaq’s corporate governance requirements, you will not have the same protections afforded to stockholders of companies that are subject to, and compliant with, all of the corporate governance requirements of the Nasdaq Global Select Market.

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
The Partnership is expected to continue to be treated as a partnership for U.S. federal income tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income will be allocated to partners, including SSG. Pursuant to the StepStone Limited Partnership Agreement, the Partnership will make tax distributions to its partners, including SSG, which generally will be pro rata based on the ownership of Partnership units, calculated using an assumed tax rate, to help each of the partners to pay taxes on that partner’s allocable share of the Partnership’s net taxable income. Under applicable tax rules, the Partnership is required to allocate net taxable income disproportionately to its partners in certain circumstances. Because tax distributions will be determined based on the partner who is allocated the largest amount of taxable income on a per unit basis and on an assumed tax rate that is the highest possible rate applicable to any partner, but will be made pro rata based on ownership of Partnership units, the Partnership will be required to make tax distributions that, in the aggregate, will likely exceed the amount of taxes that it would have paid if it were taxed on its net income at the assumed rate. In addition, changes to the deductibility of compensation under Section 162(m), including rules that may expand the scope of covered employees and aggregation across affiliated groups, could reduce deductible compensation and increase taxable income allocable to the Partnership and SSG, which could increase the amount of required tax distributions.
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
Section 162(m) of the Code disallows the deduction by any publicly held corporation of applicable employee compensation paid with respect to any covered employee to the extent that such compensation for the taxable year exceeds $1,000,000. A “covered employee” means any employee of the taxpayer if the employee (a) is the principal executive officer (“PEO”) or principal financial officer (“PFO”) of the taxpayer at any time during the taxable year, or was an individual acting in such a capacity, (b) was among the three highest compensated officers for the taxable year (other than the PEO and PFO) required to be disclosed in the proxy statement, (c) was among the five next highest compensated employees for the taxable year beginning with taxable years beginning after December 31, 2026, or (d) was a covered employee of the taxpayer (or any predecessor) for any preceding taxable year beginning after December 31, 2016 (other than as a result of clause (c) above). Pursuant to the regulations with respect to Section 162(m) of the Code issued by the IRS, SSG will not be permitted to deduct its distributive share of compensation expense allocated to it, to the extent that such distributive share plus the amount of any compensation paid directly by SSG exceeds $1,000,000 with respect to a covered employee, even if the Partnership, rather than SSG, pays the compensation to SSG’s covered employees. In addition, for tax years beginning after December 31, 2025, changes to affiliated group aggregation rules may increase the number of individuals whose compensation is subject to the $1,000,000 limitation, which could increase the amount of compensation expense that is non-deductible to SSG. Accordingly, to the extent that SSG is disallowed a deduction for its distributive share of compensation expense under Section 162(m) of the Code, it may result in additional U.S. federal income tax liability for SSG and/or reduce cash available for distribution to SSG’s stockholders or for the payment of other expenses and obligations of SSG.
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

A change of control of our company could result in an assignment of our investment advisory agreements.
Under the Investment Advisers Act, each of the investment advisory agreements for the funds and other accounts we manage must provide that it may not be assigned without the consent of the particular fund or other client. An assignment may occur under the Investment Advisers Act if, among other things, the Partnership undergoes a change of control. As of September 18, 2025, the Class B common stock no longer has the right to control the appointment of directors or to direct the vote on all matters that are submitted to our stockholders for a vote. If a third party acquired a sufficient number of shares to be able, alone or with others, to control the appointment of directors and other matters submitted to our stockholders for a vote, there could be deemed a change of control of the Partnership, and thus an assignment. If such an assignment occurs, we cannot be certain that the Partnership will be able to obtain the necessary consents from our funds and other clients, which could cause us to lose the management fees and performance fees we earn from such funds and other clients.
Because members of our senior leadership team hold their economic interest through other entities, conflicts of interest may arise between them and the holders of our Class A common stock or with us.
Certain members of our senior leadership team hold significant economic interest in the Partnership directly, and as a result, they may have interests that do not align with, or conflict with, those of the holders of Class A common stock or with us. For example, members of our senior leadership team will have different tax positions from Class A common stockholders, which could influence their decisions regarding whether and when to dispose of assets, whether and when to incur new or refinance existing indebtedness, and whether and when to terminate either Tax Receivable Agreement and accelerate the obligations thereunder. In addition, the structuring of future transactions and investments may take into consideration the partners’ tax considerations even where no similar benefit would accrue to us.
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
We have a dual class structure, with shares of Class A common stock and Class B common stock outstanding. Although our Class B common stock currently has one vote per share, and therefore does not provide its holders with a disproportionate voting multiple relative to our Class A common stock, certain stockholder advisory firms, institutional investors and other market participants may nonetheless disfavor, or have policies that discourage investment in, companies with multiple classes of common stock. As a result, the dual class structure of our common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure and may result in large institutional investors not purchasing shares of our Class A common stock. Any actions or publications by stockholder advisory firms or institutional investors critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.
We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law. In addition, any repurchases of our Class A common stock are discretionary and may be limited by applicable legal requirements and other considerations.
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

In addition, we may, from time to time, repurchase shares of our Class A common stock pursuant to repurchase authorizations, including our stock repurchase program adopted in March 2026 authorizing the repurchase of up to $100 million of our Class A common stock. The timing and amount of any repurchases are determined at the discretion of our management based on business, economic and market conditions, including the availability of capital, other capital allocation alternatives and prevailing stock prices, as well as applicable legal requirements and other considerations. The stock repurchase program may be modified, suspended or discontinued at any time, and does not obligate us to acquire any amount of stock. Any stock repurchases could reduce the cash available for dividends and other corporate purposes.
General Risk Factors
The market price of our Class A common stock has been, and may continue to be volatile, which could cause the value of stockholders’ investments to decline.
The price of our Class A common stock has been volatile, and we have a relatively limited trading history. During fiscal 2026, the closing price of our Class A common stock ranged from a low of $42.46, and to a high closing price of $76.27. The closing price of our Class A common stock ranged from a low of $45.91, and to a high of $56.31, from April 1, 2026 through May 20, 2026. The price of our Class A common stock may continue to be volatile in the future. The factors described in this “Risk Factors” section may have a significant impact on the market price of our Class A common stock.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and may adversely affect the market price of our Class A common stock.
Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and bylaws include provisions that:
•provide that vacancies on our board of directors shall be filled only by a majority of directors then in office, even though less than a quorum, or by a sole remaining director;
•provide that our directors can be removed with or without cause, but only upon the affirmative vote of holders of at least 66 2⁄3% of the voting power of the outstanding shares of our capital stock entitled to vote generally in the election of directors;
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
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock; and
•reflect two classes of common stock, as discussed above.

These and other provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. In addition, we are a Delaware corporation and governed by the Delaware General Corporation Law (the “DGCL”). In general, Section 203 of the DGCL, an anti-takeover law, prohibits a publicly held Delaware corporation from engaging in a business combination, such as a merger, with a person or group owning 15% or more of the corporation’s voting stock, which person or group is considered an interested stockholder under the DGCL, for a period of three years following the date the person became an interested stockholder, unless (with certain exceptions) the business combination or the transaction in which the person became an interested stockholder is approved in a prescribed manner. We have elected in our restated certificate of incorporation not to be subject to Section 203. However, our restated certificate of incorporation contains provisions that have the same effect as Section 203, except that they provide that the Principal Holders (as defined below), their affiliates and their respective successors (other than the Company or any of our subsidiaries), as well as their direct and indirect transferees, will not be deemed to be “interested stockholders,” regardless of the percentage of our voting stock owned by them, and accordingly will not be subject to such restrictions. The “Principal Holders” are Monte Brem, Scott Hart, Jason Ment, Jose Fernandez, Michael McCabe, Mark Maruszewski, Thomas Keck, Thomas Bradley, David Jeffrey and Darren Friedman (including their respective family trusts and any other permitted transferees).
Our restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the federal district courts as the exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our restated certificate of incorporation provides that, unless we select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims, which include claims in the right of our company (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state court or a federal court located within the State of Delaware. Furthermore, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
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
At the management level, the CISO, who has extensive cybersecurity knowledge and skills gained from over 25 years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices and reports directly to the President and Co-Chief Operating Officer. The CISO receives reports on cybersecurity threats from his team and external service providers on an ongoing basis and, in conjunction with management, reviews risk management measures implemented by us to identify and mitigate data protection and cybersecurity risks. The CISO works closely with our Legal and Compliance departments to oversee compliance with legal, regulatory and contractual security requirements and to develop reports and presentations to the board of directors and its audit committee. The CISO is responsible for providing training to employees in respect of information security.
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
In addition to the foregoing, we conduct regular employee trainings on cybersecurity and perform phishing exercises to test employees’ understanding of how to identify social engineering attacks. We perform diligence, including in respect of information security, of vendors and third parties with significant access to confidential information and personal data, and periodically monitor such vendors. We also employ systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems. We conduct annual penetration testing performed by a rotating group of third-party security firms to test our technical controls and security response. Our internal audit team also facilitates periodic cybersecurity risk assessments and conducts audits relating to cybersecurity to review our processes and controls designed to mitigate cybersecurity risks. In addition to our internal cybersecurity capabilities and third-party penetration testing, we also, at times, engage consultants or other third parties to assist with assessing, identifying, and managing cybersecurity risks.

Material Cybersecurity Risks, Threats & Incidents
Due to evolving cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. Based on information available as of the date of this annual report, we have not identified any risks from cybersecurity threats, including as a result of previous cybersecurity incidents, that we believe have materially affected, or are reasonably likely to materially affect, us, including our business strategy, results of operations, or financial condition, but we face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to have such an effect, and there can be no assurance that we will not be subject to future cybersecurity attacks, threats or incidents that may materially affect our business strategy, results of operations or financial condition. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Report under the heading “Cybersecurity risks and cybersecurity incidents could adversely affect our business by causing a disruption to our operations, which could adversely affect our financial condition and results of operations.”, which should be read in conjunction with the foregoing information.
Item 2. Properties.
We lease our corporate headquarters office space located at 277 Park Avenue, 45th Floor, New York, NY 10172. We also lease space for our offices located in Amsterdam, Baltimore, Beijing, Charlotte, Chicago, Cleveland, Dallas, Dublin, Frankfurt, Jeonju, La Jolla, London, Luxembourg, Madrid, Mexico City, Milan, Orlando, Palo Alto, Perth, Riyadh, Rome, San Francisco, Santiago, São Paulo, Seoul, Singapore, Sydney, Tokyo, Toronto and Zurich. We do not own any real property. We believe our existing facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
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
Holders of Record
As of May 20, 2026, there were two stockholders of record of our Class A common stock and there were 52 stockholders of record of our Class B common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.
Dividends
The declaration and payment of any dividends is subject to the approval of the board of directors of the Company, which may change our approach to dividends at any time. Holders of our Class B common stock are not entitled to dividends distributed by the Company, but will share in the distributions made by the Partnership on a pro rata basis as further discussed below. On May 20, 2026, we announced a quarterly cash dividend of $0.28 per share of Class A common stock and a supplemental cash dividend of $0.55 per share of Class A common stock, both payable on June 30, 2026 to holders of record at the close of business on June 15, 2026. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2026, respectively. The declaration of this supplemental dividend does not guarantee that the Company will declare supplemental dividends in the future and the board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law. In addition, any repurchases of our Class A common stock are discretionary and may be limited by applicable legal requirements and other considerations.”

The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 14, 2025	0.24
Total dividends paid in FY2025		$1.08

First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Third quarter	December 15, 2025	0.28
Fourth quarter	March 13, 2026	0.28
Total dividends paid in FY2026		$1.48
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2023, 2024 and 2025, respectively.
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
Recent Sales of Unregistered Securities
Except as previously disclosed in current reports on Form 8-K, no unregistered sales of the Company’s equity securities were made during the year ended March 31, 2026.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of our Class A common stock during the three months ended March 31, 2026:

(in thousands, except share and per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
January 1 - January 31, 2026	—	$—	—	$—
February 1 - February 28, 2026	—	$—	—	$—
March 1 - March 31, 2026	194,574	$44.77	194,574	$91,289
Total	194,574		194,574
______________________________
(1)During the three months ended March 31, 2026, 7,050 shares of Class A common stock were purchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested equity-based awards. These shares were not repurchased as part of any publicly announced stock repurchase program and are not included within the total number of shares purchased above or the stock repurchase program described below.
(2)On March 9, 2026, our board of directors authorized a stock repurchase program of up to $100.0 million of our Class A common stock, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from us in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units.
See note 14 to our consolidated financial statements included in Part II, Item 8 of this annual report for more information.
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
The following graph depicts the total cumulative stockholder return on our common stock from March 31, 2021 through March 31, 2026, relative to the performance of the S&P 500 Index and the Dow Jones US Asset Managers Index. The graph assumes an initial investment of $100.00 at the close of trading on March 31, 2021 and that all dividends paid by companies included in these indices have been reinvested. The performance shown in the graph below is not intended to forecast or be indicative of future stock price performance.

Comparison of Cumulative Total Return
$200.00
$150.00
$100.00
03/31/21
03/31/22
03/31/23
03/31/24
03/31/25
03/31/26
StepStone Group Inc.
S&P 500 Index
Dow Jones US Asset Managers Index

	March 31, 2021	March 31, 2022	March 31, 2023	March 31, 2024	March 31, 2025	March 31, 2026
StepStone Group Inc.	$141.36	$134.05	$101.29	$155.14	$231.39	$217.24
S&P 500 Index	$118.33	$136.80	$126.20	$163.89	$177.38	$208.90
Dow Jones US Asset Managers Index	$140.46	$153.12	$138.32	$182.85	$206.80	$183.67
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included in Part II, Item 8 of this annual report on Form 10-K. In this annual report references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership. Unless otherwise indicated, references in this annual report to fiscal 2026, fiscal 2025 and fiscal 2024 are to our fiscal years ended March 31, 2026, 2025 and 2024, respectively.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of March 31, 2026, we were responsible for approximately $885 billion of total capital, including $233 billion of AUM and $652 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 31 cities across 19 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of March 31, 2026, we had over 1,310 total employees, including approximately 420 investment professionals and approximately 890 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $136 billion of our AUM as of March 31, 2026.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $81 billion of our AUM as of March 31, 2026.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including SPI Research and our other proprietary tools. Advisory relationships comprised $652 billion of our AUA and $16 billion of our AUM as of March 31, 2026.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $900 billion of client commitments through SPI Reporting as of March 31, 2026.
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
Current Events
In 2025 and in early 2026, financial markets experienced significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports, the weakening of the U.S. dollar against several major foreign currencies and economic uncertainty driven by developments in the Middle East. Despite elevated levels of inflation, slowing global growth and elevated long-term rates, unemployment remained low, and the U.S. economy continued to grow throughout 2025 and into 2026.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., which includes extensive amendments to existing tax laws applicable to businesses. The relevant provisions were included in our income tax provision for fiscal 2026 and did not have a significant impact on our consolidated financial statements. We will continue to evaluate the effect of the new legislation but do not expect the legislation to have a significant effect on the consolidated financial statements.
We are continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been, and may continue to be, adversely affected by slowdowns in fundraising activity and the pace of capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and our consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally.”
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
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) Class D units of the Partnership, in the case of SRA and SRE, or shares of Class A common stock of SSG, in the case of SPD, and (ii) cash (at our discretion for all exchanges except the initial exchange), in up to ten annual exchanges (or up to fifteen annual exchanges in certain circumstances in the case of the sellers of SRA equity interests). Each Transaction Agreement also provides that beginning after the fifth annual exchange, future exchanges may be accelerated into one final exchange in certain circumstances.
The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for our Class A common stock with respect to our estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place. If this threshold is not met for a particular year, the exchange for that year will be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.
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
We expect the third annual exchange under the Transaction Agreements to occur on or about May 29, 2026. In connection with such exchange, we expect to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD, in exchange for cash and either Class A common stock or Class D units of the Partnership.
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
In March 2026, we issued 379,955 shares of Class A common stock to certain limited partners of the Partnership in exchange for 379,955 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.
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

The diagram below illustrates our organizational structure as of March 31, 2026.
Amounts may not sum to 100% due to rounding.
(1)The partners of the Partnership other than StepStone Group Inc. are:
•the General Partner, which holds a 100% general partner interest and no economic interests;
•certain members of management, employee and former employee owners and outside investors, all of whom own Class B units and an equivalent number of shares of Class B common stock;
•certain employee and former employee owners who own Class C units; and
•certain employee owners who own Class D units.
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
Prior to September 18, 2025, holders of our Class B common stock controlled a majority of the voting power of our outstanding common stock because (i) each share of our Class B common stock entitled its holder to five votes on all matters to be voted on by stockholders generally, until the earliest to occur of certain ownership changes or September 18, 2025 as set forth in our then current Amended and Restated Certificate of Incorporation (the “Sunset”) and (ii) under our Amended and Restated Stockholders Agreement, dated as of September 20, 2021 (the “Stockholders Agreement”), certain Class A stockholders, Class B stockholders and Class C unitholders in the Partnership agreed to vote all of their shares of voting stock together with and as directed by the Class B Committee (as defined in the Stockholders Agreement). As a result, prior to September 18, 2025, we qualified as a “controlled company” within the meaning of the corporate governance rules of The Nasdaq Global Select Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. Consistent with this, until the occurrence of the Sunset, we elected not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

However, since the occurrence of the Sunset and expiration of the Stockholders Agreement on September 18, 2025, each share of Class A common stock and Class B common stock is entitled to one vote, and we no longer qualify as a “controlled company” within the meaning of the Nasdaq rules. As a result, we are required to come into compliance with Nasdaq’s corporate governance requirements applicable to non-controlled companies as described above no later than September 18, 2026. Under the Nasdaq rules, the Company may continue to rely on exemptions from certain corporate governance requirements during a one year “phase-in” period. While we are able to rely on such exemptions during this one year “phase-in” period, we do not currently satisfy all of Nasdaq’s corporate governance requirements applicable to non-controlled companies, and, accordingly, we must take actions to achieve compliance by September 18, 2026. In particular, on or before such date, we plan for our compensation and nominating and corporate governance committees of our board of directors to be composed entirely of independent directors, and for a majority of our board of directors to consist of independent directors. Until the Company fully complies with these requirements, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the Nasdaq rules. See “Risk Factors—Risks Related to Our Organizational Structure—We were previously a “controlled company” within the meaning of the Nasdaq Global Select Market listing standards and, as a result, we qualified for, and relied on, exemptions from certain corporate governance requirements. As of September 18, 2025, we are no longer a “controlled company” under Nasdaq rules and are required to comply with Nasdaq’s applicable corporate governance requirements no later than September 18, 2026. Unless and until we are fully compliant with such requirements, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.”
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.38% of average FEAUM in fiscal 2025 and 2026, respectively.

•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 1.06% and 1.01% of average FEAUM in fiscal 2025 and 2026, respectively, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.
•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.65% and 0.64% of average FEAUM in fiscal 2025 and 2026, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of March 31, 2026, we had over $115 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 250 programs.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2026 and 2025, no material amounts for potential clawback obligations had been accrued.
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
Interest expense primarily consists of the interest expense on the Revolver and the Notes, the related amortization of deferred financing costs, and amounts associated with the Consolidated Funds.
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
Non-Controlling Interests
NCI reflects the portion of income or loss and the corresponding equity attributable to third-party equity holders and employees in certain consolidated subsidiaries that are not 100% owned by us. Non-controlling interests are presented as separate components in our consolidated statements of income (loss) to clearly distinguish between our interests and the economic interests of third parties and employees in those entities. Net income (loss) attributable to SSG, as reported in the consolidated statements of income (loss), is presented net of the portion of net income (loss) attributable to holders of non-controlling interests.
Non-controlling interests in subsidiaries represent the economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees, and the economic interests in certain Consolidated Funds that are not held by us but are held by the third-party investors in the funds. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.

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
Redeemable non-controlling interests in Consolidated Funds represent the economic interests in the redeemable Consolidated Funds which are not held by us, but are held by the third-party investors in the funds. Redeemable non-controlling interests in Consolidated Funds are allocated a share of income or loss in the respective fund in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Our AUM is calculated as the sum of (i) the NAV of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of March 31, 2026 reflects final data for the prior period (December 31, 2025), adjusted for net new client account activity through March 31, 2026. NAV data for underlying investments is as of December 31, 2025, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2025. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.

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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of March 31, 2026 reflects final data for the prior period (December 31, 2025), adjusted for net new client account activity through March 31, 2026. NAV data for underlying investments is as of December 31, 2025, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2025. When NAV data is not available by the business day occurring on or after 115 days following December 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV.
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

Consolidation of StepStone Funds
The activity of the Consolidated Funds is reflected within the consolidated financial statement line items as indicated by reference thereto. The impact of the Consolidated Funds decrease revenues reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. The net economic ownership interests of our Consolidated Funds held by third parties are reflected in our consolidated financial statements as either non-controlling interests in subsidiaries or redeemable non-controlling interests in Consolidated Funds when the equity of the fund is redeemable. We generally deconsolidate funds when we are no longer deemed to have a controlling financial interest in the entity. The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
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
In fiscal 2026, we deconsolidated an investment fund that was previously consolidated in our results as it was determined that we no longer held a controlling financial interest. Also, we consolidated four additional StepStone Funds as it was determined that we hold a controlling financial interest in these funds.

	Year Ended March 31,
(in thousands)	2026	2025	2024
Revenues
Management and advisory fees, net	$926,465	$767,014	$585,140
Performance fees:
Incentive fees	220,133	32,275	25,339
Carried interest allocations:
Realized	168,582	159,653	49,401
Unrealized	539,712	141,547	126,908
Total carried interest allocations	708,294	301,200	176,309
Legacy Greenspring carried interest allocations(1)	138,711	74,341	(75,157)
Total performance fees	1,067,138	407,816	126,491
Total revenues	1,993,603	1,174,830	711,631
Expenses
Compensation and benefits:
Cash-based compensation	414,147	331,808	292,962
Equity-based compensation	1,742,057	669,126	42,357
Performance fee-related compensation:
Realized	192,577	94,748	37,687
Unrealized	342,225	94,272	74,694
Total performance fee-related compensation	534,802	189,020	112,381
Legacy Greenspring performance fee-related compensation(1)	138,711	74,341	(75,157)
Total compensation and benefits	2,829,717	1,264,295	372,543
General, administrative and other	187,254	177,354	167,317
Total expenses	3,016,971	1,441,649	539,860
Other income (expense)
Investment income	40,819	15,096	7,452
Legacy Greenspring investment income (loss)(1)	4,945	(1,185)	(9,087)
Investment income of Consolidated Funds	92,407	65,374	28,472
Interest income	11,833	10,850	3,664
Interest expense	(18,502)	(12,701)	(9,331)
Other income (loss)	697	(32,650)	2,455
Total other income	132,199	44,784	23,625
Income (loss) before income tax	(891,169)	(222,035)	195,396
Income tax expense (benefit)	(147,893)	(49,208)	27,576
Net income (loss)	(743,276)	(172,827)	167,820
Less: Net income attributable to non-controlling interests in subsidiaries	103,782	79,282	37,240
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	4,945	(1,185)	(9,087)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(384,633)	(125,850)	59,956
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	65,988	53,731	15,838
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	2,450	758	5,782
Net income (loss) attributable to StepStone Group Inc.	$(535,808)	$(179,563)	$58,091
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 2, 3 and 5 to our consolidated financial statements included elsewhere in this annual report.

Revenues
Year Ended March 31, 2026 Compared to Year Ended March 31, 2025
Total revenues increased $818.8 million, or 70%, to $1,993.6 million for fiscal 2026 as compared to fiscal 2025. The overall increase was driven by higher carried interest allocations, higher incentive fees, higher management and advisory fees, net, and higher legacy Greenspring carried interest allocations, in each case, as described below.
Management and advisory fees, net increased $159.5 million, or 21%, to $926.5 million for fiscal 2026 as compared to fiscal 2025. The increase was driven by new client activity, 23% growth in average FEAUM across the platform and higher income-based incentive fees. Fiscal 2026 included retroactive fees of $5.1 million from the closings of StepStone’s Real Estate Partners V, infrastructure secondaries and multi-strategy venture capital funds. The prior year period included retroactive fees of $42.8 million from the closings of StepStone’s Secondary Opportunities V, Real Estate Partners V, Infrastructure Co-Investment Partners 2022, Tactical Growth Fund IV and VC Global Partners XI funds.
Incentive fees increased $187.9 million, or 582%, to $220.1 million for fiscal 2026 as compared to fiscal 2025, reflecting higher incentive fees generated by StepStone’s Private Venture and Growth Fund (“SPRING”) due to strong returns in the 2025 calendar year and a higher asset base.
Realized carried interest allocation revenues increased $8.9 million, or 6%, to $168.6 million for fiscal 2026 as compared to fiscal 2025, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $168.6 million, unrealized carried interest allocation revenues increased $407.1 million, or 135%, to $708.3 million for fiscal 2026 compared to fiscal 2025. The increase in unrealized carried interest allocations for fiscal 2026 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity, infrastructure and real estate funds.
Legacy Greenspring carried interest allocation revenues increased $64.4 million, or 87%, to $138.7 million for fiscal 2026 as compared to fiscal 2025 as a result of higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. Fiscal 2026 reflects gross realized carried interest allocations of $19.7 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $119.0 million. Fiscal 2025 reflects gross realized carried interest allocations of $63.1 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $11.2 million.
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

Incentive fees increased $6.9 million, or 27%, to $32.3 million for fiscal 2025 as compared to fiscal 2024, largely due to higher incentive fees generated by SPRING.
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
Expenses
Year Ended March 31, 2026 Compared to Year Ended March 31, 2025
Total expenses increased $1,575.3 million, or 109%, to $3,017.0 million for fiscal 2026 as compared to fiscal 2025. The overall increase resulted from increases in equity-based compensation, performance fee-related compensation, cash-based compensation, legacy Greenspring performance fee-related compensation, and general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $82.3 million, or 25%, to $414.1 million for fiscal 2026 as compared to fiscal 2025, due to 16% higher average headcount, increased compensation levels from merit increases and higher income-based incentive fee compensation in the current year period as compared to the prior year period.
Equity-based compensation increased $1,072.9 million, or 160%, to $1,742.1 million for fiscal 2026 as compared to fiscal 2025. The increase was primarily attributable to a $1,069.1 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, a $7.1 million increase for restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”) granted in the current year period with no comparable expense for these grants in the prior year period, and an increase of $1.7 million for the acceleration of RSU expense in the current year period with no comparable expense in the prior year period. These increases were partially offset by a decrease of $5.0 million in expense due to the final vesting of RSUs issued in connection with our IPO. We expect that there may be additional significant increases in equity-based compensation in future periods due to further increases in the fair value of liability classified awards, which is driven by the performance of SPW. SPW generated profitability in fiscal 2025 and fiscal 2026, and we expect that there will be an increase in the profitability generated by SPW in the future which would increase the fair value of the associated liability for the profits interest issued in SPW. As of March 31, 2026 and 2025, we had recognized $2,265.8 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the consolidated balance sheets.

Total performance fee-related compensation expense increased $345.8 million, or 183%, to $534.8 million for fiscal 2026 as compared to fiscal 2025, primarily reflecting the increase in carried interest allocation and incentive fee revenues. Realized performance fee-related compensation increased $97.8 million, or 103%, to $192.6 million for fiscal 2026 as compared to fiscal 2025, primarily reflecting higher realization activity and higher incentive fees from SPRING.
Legacy Greenspring performance fee-related compensation expense increased $64.4 million, or 87%, to $138.7 million for fiscal 2026 as compared to fiscal 2025. Fiscal 2026 reflects gross realized performance fee-related compensation expense of $19.7 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $119.0 million. Fiscal 2025 reflects gross realized performance fee-related compensation expense of $63.1 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $11.2 million.
General, administrative and other expenses increased $9.9 million, or 6%, to $187.3 million for fiscal 2026 as compared to fiscal 2025. The overall increase primarily reflected $7.7 million in platform fees, $6.1 million in professional fees, $4.9 million in travel and associated costs for investment evaluation and client service, $3.1 million in information and technology expense, $1.7 million in occupancy costs, $1.2 million in human resources and recruiting expenses and other general operating expenses, partially offset by a $15.9 million lower expense for change in fair value for contingent consideration obligation as compared to the prior year period.
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
Equity-based compensation increased $626.8 million to $669.1 million for fiscal 2025 as compared to fiscal 2024. The increase was primarily attributable to a $629.0 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, as well as $3.5 million related to the full year impact of RSUs awarded to certain employees and directors in the prior year period and additional grants of RSUs granted in the current year period and no comparable expense for these grants in the prior year period. These increases were partially offset by a decrease of $5.5 million in expense due to the final vesting of RSUs issued in connection with our IPO.
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
Other Income (Expense)
Year Ended March 31, 2026 Compared to Year Ended March 31, 2025
Investment income increased $25.7 million, or 170%, to $40.8 million for fiscal 2026 as compared to fiscal 2025, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment loss decreased $6.1 million to income of $4.9 million for fiscal 2026 as compared to fiscal 2025. Fiscal 2026 reflects gross realized investment income of $3.0 million and unrealized investment income, net of the reversal of realized investment income, of $2.0 million. Fiscal 2025 reflects gross realized investment income of $7.9 million and unrealized investment loss, net of the reversal of realized investment income, of $9.1 million.
Investment income of Consolidated Funds increased $27.0 million, or 41%, to $92.4 million for fiscal 2026 as compared to fiscal 2025, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds.
Interest income increased $1.0 million, or 9%, to $11.8 million for fiscal 2026 as compared to fiscal 2025 primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period, partially offset by the impact of deconsolidation of one of the Consolidated Funds during the current year period. Interest income attributable to Consolidated Funds was $4.3 million in the current year period as compared to $4.8 million in the prior year period.
Interest expense increased $5.8 million, or 46%, to $18.5 million for fiscal 2026 as compared to fiscal 2025. The increase was due to higher average outstanding debt balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Revolver for the current year period.
Other income (loss) increased $33.3 million to income of $0.7 million for fiscal 2026 as compared to a loss of $32.7 million for fiscal 2025, primarily due to a loss of $32.5 million in the prior year period associated with payment made in connection with a secondary transaction executed by one of our private wealth funds that did not reoccur in the current year period and net foreign currency transaction gains in the current year period as compared with net foreign currency transaction losses in the prior year period, partially offset by a loss of $4.2 million related to adjustments for the Tax Receivable Agreements during the current year period.

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
Interest income increased $7.2 million, or 196%, to $10.9 million for fiscal 2025 as compared to fiscal 2024, primarily due to higher average cash and cash equivalent balances during the current year period as compared with the prior year period. Interest income attributable to Consolidated Funds was $4.8 million in the current year period as compared to $1.6 million in the prior year period.
Interest expense increased $3.4 million, or 36%, to $12.7 million for fiscal 2025 as compared to fiscal 2024. The increase was due to higher average outstanding balances during the current year period as compared with the prior year period, partially offset by the lower interest rate on the Notes for a portion of the current year period.
Other income decreased $35.1 million to a loss of $32.7 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting a loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds of $32.5 million in the current year period and a gain of $5.3 million in the prior year period for amounts received as part of negotiations with a third party related to certain corporate matters, partially offset by a loss of $0.8 million associated with the sale of a subsidiary in the prior year period and lower net foreign currency transaction losses in the current year period as compared with the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 16.6%, 22.2%, and 14.1% for fiscal 2026, 2025 and 2024, respectively. Our overall effective tax rate in fiscal 2026 is less than the statutory rate primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. Our overall effective tax rate in fiscal 2025 differs from the statutory rate primarily because of the impact of nondeductible items. Our overall effective tax rate in fiscal 2024 is less than the statutory rate primarily because a portion of income was allocated to non-controlling interests and the tax liability on such income is borne by the holders of such non-controlling interests.

The Organization for Economic Co-operation and Development (“OECD”) implemented Pillar Two, which establishes a global minimum corporate tax rate of 15% on large multinational enterprises across their worldwide operations. While legislation pertaining to these rules is already in effect or advancing in several of the jurisdictions where we operate, the U.S. has not adopted Pillar Two legislation. For the fiscal years ended March 31, 2026 and 2025, Pillar Two did not have a material impact on our tax provision. In January 2026, the OECD Inclusive Framework released a "Side-by-Side" package intended to coordinate Pillar Two with existing U.S. and other domestic tax regimes, which provides exemptions for qualifying U.S.-headquartered multinationals from certain Pillar Two collection mechanisms and introduces new safe harbors, including a permanent simplified effective tax rate safe harbor and an extension of the transitional country-by-country reporting safe harbor, though adoption by individual jurisdictions remains ongoing. We will continue to evaluate both U.S. and global legislative developments concerning Pillar Two for future reporting periods.
Year Ended March 31, 2026 Compared to Year Ended March 31, 2025
Income tax benefit increased $98.7 million, or 201%, to $147.9 million for fiscal 2026 as compared to fiscal 2025. The increase in income tax benefit was primarily driven by the increase in pre-tax net loss for fiscal 2026 as compared to fiscal 2025.
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Income tax expense decreased $76.8 million to a benefit of $49.2 million for fiscal 2025 as compared to expense for fiscal 2024. The decrease in tax expense was primarily driven by pre-tax net loss for fiscal 2025 compared to pre-tax net income for fiscal 2024.
Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $24.5 million, or 31%, to $103.8 million for fiscal 2026 as compared to fiscal 2025. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us, partially offset by an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
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
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $4.9 million, $(1.2) million, and $(9.1) million for fiscal 2026, 2025 and 2024, respectively.

Net Income (Loss) Attributable to Non-Controlling Interests in the Partnership
Net income (loss) attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net income (loss) attributable to non-controlling interests in the Partnership was $(384.6) million, $(125.9) million and $60.0 million for fiscal 2026, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $66.0 million, $53.7 million and $15.8 million for fiscal 2026, 2025 and 2024, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $2.5 million, $0.8 million and $5.8 million for fiscal 2026, 2025 and 2024, respectively.
Operating Metrics
Assets Under Management
AUM was $157 billion as of March 31, 2024, $189 billion as of March 31, 2025 and $233 billion as of March 31, 2026.
Assets Under Advisement
Assets related to our advisory accounts were $521 billion as of March 31, 2024, $520 billion as of March 31, 2025 and $652 billion as of March 31, 2026.
Fee-Earning AUM
Year Ended March 31, 2026
FEAUM increased $22.7 billion, or 19%, to $144.0 billion as of March 31, 2026 as compared to $121.4 billion as of March 31, 2025. Of the increase, $8.6 billion was from SMAs and $14.0 billion was from focused commingled funds.
Year Ended March 31, 2025
FEAUM increased $27.5 billion, or 29%, to $121.4 billion as of March 31, 2025 as compared to $93.9 billion as of March 31, 2024. Of the increase, $14.3 billion was from SMAs and $13.3 billion was from focused commingled funds.

	Year Ended March 31, 2026
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$73,174	$48,216	$121,390
Contributions(1)	10,836	13,308	24,144
Distributions(2)	(4,436)	(2,771)	(7,207)
Market value, FX and other(3)	2,241	3,479	5,720
Ending balance	$81,815	$62,232	$144,047

	Year Ended March 31, 2025
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$58,897	$34,961	$93,858
Contributions(1)	16,715	13,698	30,413
Distributions(2)	(3,590)	(1,938)	(5,528)
Market value, FX and other(3)	1,152	1,495	2,647
Ending balance	$73,174	$48,216	$121,390
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of March 31,
(in millions)	2026	2025	2024
FEAUM
Private equity	$75,626	$65,007	$49,869
Infrastructure	30,745	23,830	20,114
Private debt	24,797	19,517	15,477
Real estate	12,879	13,036	8,398
Total	$144,047	$121,390	$93,858

	As of March 31,
	2026	2025
Weighted-average fee rate(1)
Private equity(2)	0.74%	0.77%
Real estate, infrastructure and private debt asset classes(3)	0.52%	0.51%
Total	0.64%	0.65%

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
Undeployed Fee-Earning Capital
As of March 31, 2026, we had $40.1 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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
Fee-Related Earnings
Year Ended March 31, 2026 Compared to Year Ended March 31, 2025
FRE increased $42.2 million, or 14%, to $354.4 million for fiscal 2026 as compared to fiscal 2025, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
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

Adjusted Revenues and Adjusted Net Income
Year Ended March 31, 2026 Compared to Year Ended March 31, 2025
Adjusted revenues increased $350.4 million, or 36%, to $1,320.2 million for fiscal 2026 as compared to fiscal 2025, primarily reflecting increases in adjusted incentive fees, fee revenues and realized carried interest allocations.
ANI increased $20.5 million, or 8%, to $264.6 million for fiscal 2026 as compared to fiscal 2025, primarily due to the increase in FRE as discussed above, higher performance fee-related earnings, higher adjusted realized investment income and higher interest income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Year Ended March 31, 2025 Compared to Year Ended March 31, 2024
Adjusted revenues increased $304.7 million, or 46%, to $969.7 million for fiscal 2025 as compared to fiscal 2024, primarily reflecting increases in fee revenues, realized carried interest allocation revenues and adjusted incentive fees.
ANI increased $104.7 million, or 75%, to $244.1 million for fiscal 2025 as compared to fiscal 2024, primarily due to an increase in FRE as discussed above, higher performance fee-related earnings (adjusted incentive fees, plus realized carried interest allocation revenues, less realized performance fee-related compensation), higher interest income and higher adjusted realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and higher interest expense.
Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for fiscal 2026, 2025 and 2024.

	Year Ended March 31,
	2026	2025	2024
(in thousands, except share and per share amounts)
ANI	$264,560	$244,072	$139,393

Weighted-average shares of Class A common stock outstanding – Basic	79,039,229	71,142,916	63,489,135
Assumed vesting of RSUs	442,772	590,645	512,152
Assumed vesting and exchange of Class B2 units(1)	—	431,851	2,542,751
Assumed purchase under ESPP	86	529	—
Exchange of Class B units in the Partnership(2)	39,304,897	43,233,005	46,356,244
Exchange of Class C units in the Partnership(2)	942,467	1,365,647	2,234,191
Exchange of Class D units in the Partnership(2)	2,727,638	2,007,849	—
Adjusted weighted-average shares	122,457,089	118,772,442	115,134,473

ANI per share	$2.16	$2.05	$1.21
_______________________________
(1)The Class B2 units fully vested in June 2024.

(2)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Year Ended March 31,
(in thousands)	2026	2025	2024
Total revenues	$1,993,603	$1,174,830	$711,631
Unrealized carried interest allocations	(539,712)	(141,547)	(126,908)
Deferred incentive fees	(1,155)	1,938	2,392
Legacy Greenspring carried interest allocations	(138,711)	(74,341)	75,157
Management and advisory fee revenues for the Consolidated Funds(1)	5,154	3,475	1,239
Incentive fees for the Consolidated Funds(2)	971	5,364	1,549
Adjusted revenues	$1,320,150	$969,719	$665,060
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

	Year Ended March 31,
(in thousands)	2026	2025	2024
GAAP management and advisory fees, net	$926,465	$767,014	$585,140
Adjustments(1)	5,154	3,475	1,239
Fee revenues	$931,619	$770,489	$586,379

GAAP incentive fees	$220,133	$32,275	$25,339
Adjustments(2)	(184)	7,302	3,941
Adjusted incentive fees	$219,949	$39,577	$29,280

GAAP realized investment income	$7,693	$8,135	$6,545
Adjustments(3)	11,194	—	—
Adjusted realized investment income	$18,887	$8,135	$6,545

GAAP interest income	$11,833	$10,850	$3,664
Adjustments(4)	(4,335)	(4,757)	(1,645)
Adjusted interest income	$7,498	$6,093	$2,019

GAAP other income (loss)	$697	$(32,650)	$2,455
Adjustments(5)	494	31,335	(3,879)
Adjusted other income (loss)	$1,191	$(1,315)	$(1,424)
______________________________
(1)Reflects the add-back of management and advisory fee revenues for the Consolidated Funds, which have been eliminated in consolidation.
(2)Reflects the add back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(3)Reflects the realization of a seed capital investment in the StepStone Funds which is eliminated in consolidation.
(4)Reflects the removal of interest income earned by the Consolidated Funds.
(5)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters, loss on sale of subsidiary, loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds and the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Year Ended March 31,
(in thousands)	2026	2025	2024
Income (loss) before income tax	$(891,169)	$(222,035)	$195,396
Net income attributable to non-controlling interests in subsidiaries(1)	(217,656)	(102,897)	(49,220)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	(4,945)	1,185	9,087
Unrealized carried interest allocations	(539,712)	(141,547)	(126,908)
Unrealized performance fee-related compensation	342,225	94,272	74,694
Unrealized investment income	(33,125)	(6,961)	(907)
Impact of Consolidated Funds	(81,363)	(59,613)	(26,076)
Deferred incentive fees	(1,155)	1,938	2,392
Equity-based compensation(2)	1,722,761	658,953	36,635
Amortization of intangibles	40,828	41,000	42,406
Tax Receivable Agreements adjustments through earnings	4,235	(348)	312
Non-core items(3)	897	50,054	21,565
Pre-tax ANI	341,821	314,001	179,376
Income taxes(4)	(77,261)	(69,929)	(39,983)
ANI	264,560	244,072	139,393
Income taxes(4)	77,261	69,929	39,983
Realized carried interest allocations	(168,582)	(159,653)	(49,401)
Realized performance fee-related compensation	192,577	94,748	37,687
Adjusted realized investment income(5)	(18,887)	(8,135)	(6,545)
Adjusted incentive fees(6)	(219,949)	(39,577)	(29,280)
Adjusted interest income(7)	(7,498)	(6,093)	(2,019)
Interest expense	18,502	12,701	9,331
Adjusted other (income) loss(8)	(1,191)	1,315	1,424
Net income attributable to non-controlling interests in subsidiaries(1)	217,656	102,897	49,220
FRE	$354,449	$312,204	$189,793
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $136.2 million in fiscal 2026, $23.2 million in fiscal 2025 and $3.1 million in fiscal 2024. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $81.4 million in fiscal 2026, $79.7 million in fiscal 2025 and $46.1 million in fiscal 2024.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($0.7 million in fiscal 2026, $1.0 million in fiscal 2025, and $4.9 million in fiscal 2024), unrealized amounts associated with cash-based incentive awards tracked to investment funds ($0.1 million in fiscal 2026), gain realized upon vesting of cash-based incentive awards tracked to investment funds ($0.1 million in fiscal 2026), lease remeasurement adjustments ($(0.1) million in fiscal 2024), accelerated depreciation of leasehold improvements for changes in lease terms ($1.9 million in fiscal 2024), loss on change in fair value for contingent consideration obligation ($0.2 million in fiscal 2026, $16.1 million in fiscal 2025, and $17.2 million in fiscal 2024), compensation paid to certain employees as part of an acquisition earn-out ($0.4 million in fiscal 2025 and $2.2 million in fiscal 2024), loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds ($32.5 million in fiscal 2025), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million in fiscal 2024), unrealized amounts associated with deferred compensation liability adjustments ($13 thousand in fiscal 2026), loss on sale of subsidiary ($0.8 million in fiscal 2024) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax ANI for fiscal 2026 and a blended statutory rate of 22.3% applied to pre-tax ANI for fiscal 2025 and fiscal 2024. The 22.6% rate is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. The 22.3% rate is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%. The increase in the blended statutory rate for fiscal 2026 compared to fiscal 2025 was due to updates in our state apportionment.
(5)Reflects the realization of a seed capital investment in the StepStone Funds which is eliminated in consolidation.
(6)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(7)Reflects the removal of interest income earned by the Consolidated Funds.
(8)Reflects the removal of the impact of consolidation of the Consolidated Funds and amounts for Tax Receivable Agreements adjustments recognized as other income (loss) ($(4.2) million in fiscal 2026, $0.3 million in fiscal 2025, and $(0.3) million in fiscal 2024), loss associated with payment made in connection with a secondary transaction executed by one of our private wealth funds ($32.5 million in fiscal 2025), gain associated with amounts received as part of negotiations with a third party related to certain corporate matters ($5.3 million in fiscal 2024), and loss on sale of subsidiary ($0.8 million in fiscal 2024).
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through December 31, 2025 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of December 31, 2025;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of December 31, 2025 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY BUYOUT*		VENTURE CAPITAL & GROWTH EQUITY		REAL ESTATE		INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3,4)	NET IRR(2)	INVESTMENT STRATEGY(1,3,5)	NET IRR(2)	INVESTMENT STRATEGY(1,3,6)	NET IRR(2)	INVESTMENT STRATEGY(1,3,7)	NET IRR(2)	INVESTMENT STRATEGY(1,3,9)	NET IRR(2)
Primaries	14.1%	Primaries	14.4%	Core/core+ fund investments	6.8%	Core/debt - all strategies	6.8%	Primaries	7.8%
Secondaries	17.6%	Secondaries	14.5%	Value-add/opportunistic fund investments	7.9%	Core+/value-add - primary fund investments	10.6%	Direct lending	7.1%
Co-investments	16.2%	Directs/co-investments	16.2%	Real estate debt fund investments	5.1%	Core+/value-add - secondary fund investments	8.1%	Opportunistic	8.4%
				Value-add/opportunistic secondaries & co-investments	9.0%	Core+/value-add - co-investments(8)	11.2%	Co-investments/secondaries	9.5%
								Direct lending	8.3%
								Opportunistic	10.9%
								Customized managed accounts	(*)
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of December 31, 2025, as reported by underlying managers up to the business day occurring on or after 115 days following December 31, 2025. For investment returns where NAV data is not available by the business day occurring on or after 115 days following December 31, 2025, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds. Returns represented above are net of fees and expenses charged by both the underlying investment and hypothetical StepStone fees. The aggregate returns are not indicative of the returns an individual investor would receive from these investments. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees and expenses represent an annual rate, charged quarterly):

i.Primaries management fee: 25 basis points of net invested capital for private equity, real estate and infrastructure; 25 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.
ii.Secondaries management fee: 125 basis points, 125 basis points and 95 basis points of capital commitments for private equity, real estate and infrastructure, respectively, in years 1 through 4 for management fees, charged quarterly; in year 5, management fees step down to 90% of the previous year’s fee; 65 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform.
iii.Co-investments management fee: 100 basis points of capital commitments for private equity in year 1 through 4 for management fees, charged quarterly; in year 5, management fees step down to 90 basis points of the net invested capital, charged quarterly; 100 basis points of net committed capital for real estate; 90 and 50 basis points of net committed capital for infrastructure co-investments and direct asset management investments, respectively; 65 basis points of net asset value for private debt; 200 basis points of net invested capital for the StepStone VC Platform.
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
Net IRR and Net TVM for investments reflect the underlying fund manager’s use of subscription backed credit facilities, if reported to StepStone as such by the underlying managers. Aggregate net performance returns for private equity buyout secondaries and co-investments are presented on a levered basis, assuming the use of a subscription line of credit drawn for 180 days, at a cost based on the historical interest rate of SOFR +200bps. Without the subscription lines, Net IRR/Net TVM for secondaries and co-investments would be 15.3%/1.3x and 14.7%/1.6x, respectively. Reinvested/recycled amounts increase contributed capital.
(3)Investment returns of client portfolios are included in the performance summary past the client’s termination date until such time as StepStone stops receiving current investment data (quarterly valuations and cash flows) for such investment. At that point, StepStone will then ‘liquidate’ the fund by entering a distribution amount equal to the last reported NAV, thus ending the investment’s contribution to the track record as of that date. Historical performance contribution will be maintained up until the ‘liquidation’ date.
(4)Private equity buyout performance includes buyout-focused strategies comprising 1,116 investments totaling $165.6 billion of capital commitments, and excludes (i) venture capital and growth equity direct investments, reported separately; (ii) 178 client-directed buyout investments, totaling $32.3 billion of capital commitments; (iii) 91 investments with fund-of-funds, energy, opportunistic and other non-buyout-focused strategies totaling $9.3 billion of capital commitments; (iv) two advisory co-investments totaling $100 million; and (v) any investments that do not have client data monitored in SPI Reporting.
* Private equity buyout investment returns have replaced private equity investment returns. Private equity buyout investment returns represent StepStone’s buyout focused investment strategies and therefore do not include venture capital and growth equity direct investments, fund-of-funds investments, energy, opportunistic and other non-buyout-focused investment strategies previously reported as part of private equity investment returns. In addition, secondary and co-investment performance was previously presented on an unlevered basis. Private equity Net IRR/Net TVM investment returns for primaries, secondaries and co-investments, as previously presented would have been, for primary investments, secondaries and co-investments 13.5%/1.5x, 14.3%/1.3x, and 15.2%/1.6x, respectively.
(5)Venture capital and growth equity includes 2,213 investments totaling $63.9 billion of capital commitments and excludes (i) 70 client-directed investments, totaling $2.4 billion of capital commitments, and (ii) investments that do not have client data monitored in SPI Reporting. StepStone's venture capital and growth equity strategy is composed of a) investments in the StepStone venture capital platform, comprising venture capital focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).

(6)Real estate includes 523 investments totaling $94.0 billion of capital commitments and excludes (i) 100 client-directed real estate investments, totaling $17.2 billion of capital commitments, (ii) 20 secondary/co-investment core/core+ or credit investments, totaling $1.2 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.
(7)Infrastructure includes 360 investments totaling $74.0 billion of capital commitments and excludes (i) eight infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 50 client-directed infrastructure investments, totaling $12.3 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(8)Infrastructure co-investment performance includes asset management direct investments.
(9)Private debt includes 1,874 investments totaling $70.3 billion of capital commitments and excludes (i) 48 client-directed debt investments, totaling $4.3 billion of capital commitments, (ii) 50 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. *Net IRRs are not aggregated and shown for customized managed accounts (which include capacity-negotiated GP co-investment accounts and GP primary managed accounts) totaling $35.4 billion of committed capital, as the investment objective of those investments are customized to the respective client’s investment target on multiple-on-committed-capital (“MOCC”) and can differ significantly.
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
As of March 31, 2026, we had $213.6 million of cash, cash equivalents and restricted cash ($1,119.0 million including Consolidated Funds) and $2,286.3 million of investments in StepStone Funds ($3,001.7 million including Consolidated Funds), including $2,036.9 million of accrued carried interest allocations, against $270.6 million in debt obligations, net of debt issuance costs ($1,201.8 million including Consolidated Funds), and $1,100.6 million in accrued carried interest-related compensation payable.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) performance fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, make repurchases under our stock repurchase program and to make investments in the StepStone Funds. We believe we will have sufficient ability to meet our liquidity and capital resources requirements for the next 12 months through cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Year Ended March 31,
(in thousands)	2026	2025	2024
Net cash provided by operating activities	$66,481	$64,928	$161,522
Net cash provided by (used in) investing activities	732,881	(43,475)	(47,347)
Net cash provided by (used in) financing activities	37,439	87,481	(57,978)
Effect of exchange rate changes	(7,604)	(1,442)	(3,402)
Net increase in cash, cash equivalents and restricted cash	$829,197	$107,492	$52,795
Operating Activities
Operating activities provided $66.5 million, $64.9 million and $161.5 million of cash for fiscal 2026, 2025 and 2024, respectively. For fiscal 2026, 2025 and 2024, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation, unrealized investment (income) loss and fair value adjustment for acquisition-related contingent consideration), of $478.6 million, $419.3 million and $243.9 million;
•net change in operating assets and liabilities of $(16.0) million, $(19.8) million and $18.8 million;
•payments made for acquisition-related contingent consideration of $0 million, $51.5 million and $0 million;
•adjustments for unrealized investment income from Consolidated Funds of $84.9 million, $62.2 million and $26.1 million;
•net purchases of investments of Consolidated Funds of $326.6 million, $221.0 million and $75.1 million; and
•net change in operating assets and liabilities of Consolidated Funds of $15.3 million, $32 thousand and $0.1 million.
Investing Activities
Investing activities provided (used) $732.9 million, $(43.5) million and $(47.3) million of cash for fiscal 2026, 2025 and 2024, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $41.4 million, $42.8 million and $19.0 million;

•net (contributions to) distributions from investments in legacy Greenspring entities of $1.9 million, $4.4 million and $(8.8) million;
•net cash recognized upon initial consolidation of funds of $812.1 million, $0 million and $0 million;
•net cash derecognized from deconsolidation of fund of $37.0 million, $0 million and $0 million; and
•purchases of fixed assets of $2.6 million, $5.1 million and $19.6 million.
Financing Activities
Financing activities provided (used) $37.4 million, $87.5 million and $(58.0) million of cash for fiscal 2026, 2025 and 2024, respectively, and primarily consisted of the following:
•net borrowings (repayments) on revolving credit facility of $0 million, $(50.0) million and $50.0 million;
•proceeds from issuance of notes payable of $0 million, $175.0 million and $0 million;
•deferred financing costs of $0 million; $5.4 million and $0 million;
•purchase of non-controlling interests of $10.3 million, $5.4 million and $0 million;
•sale of non-controlling interests of $0 million, $0 million and $3.0 million;
•redemption of redeemable non-controlling interests of $0 million, $13.0 million and $0 million;
•proceeds from capital contributions from non-controlling interests $3.3 million, $8.8 million and $43 thousand;
•distributions to non-controlling interests of $164.6 million, $129.3 million and $97.3 million;
•proceeds from capital contributions to legacy Greenspring entities of $1.4 million, $19.6 million and $12.5 million;
•distributions to non-controlling interests in legacy Greenspring entities of $6.2 million, $32.0 million and $9.0 million;
•payments made for acquisition-related contingent consideration of $0 million, $17.8 million and $0 million;
•dividends paid to common stockholders of $117.8 million, $75.8 million and $68.5 million;
•payments for taxes related to the net settlement of equity-based awards of $0.4 million, $1.5 million and $0.7 million;
•proceeds from issuance of Class A common stock under ESPP of $3.7 million, $2.5 million and $0 million;
•payments for repurchases of Class A common stock of $8.7 million, $0 million and $0 million;

•payments to related parties under the Tax Receivable Agreements of $12.6 million, $9.8 million and $10.3 million;
•net repayments on fund credit facility of $0 million, $40 thousand and $0 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $403.3 million, $240.3 million and $62.3 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $53.7 million, $18.7 million and $0 million.
Debt Obligations
Debt Obligations of the Company
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
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of March 31, 2026 was 5.79%.
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
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2026, we had outstanding letters of credit totaling $10.1 million.

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
Debt Obligations of Consolidated Funds
Debt obligations of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by a consolidated collateralized financing entity (“CFE”). We are not liable for any of the notes payable issued by the CFE which are collateralized by the assets held by the CFE. As of March 31, 2026, the collateral of the CFE consisted of cash and cash equivalents and investments in funds which are generally organized as partnership and LLC interests. The notes payable may only be repaid from collateral proceeds, which will occur as distributions are received from underlying assets. Notes payable of the Consolidated Funds are collateralized by the assets held by the Consolidated Funds and the assets of one fund may not be used to satisfy the liabilities of another fund.
As of March 31, 2026, the consolidated CFE has the ability to issue up to $1,396.8 million of additional notes payable.
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to us.
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of March 31, 2026, there were no outstanding borrowings under the Fund Credit Facility.
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
In March 2026, our consolidated CFE entered into a credit agreement arranged by Alter Domus LLC, as the administrative agent, and certain other lenders party thereto that provides for a revolving credit facility (the “Liquidity Loan Facility”) of up to $408.4 million. As of March 31, 2026, there were no outstanding borrowings under the Liquidity Loan Facility.
Borrowings under the Liquidity Loan Facility bear interest at a variable rate per annum at the Term SOFR plus a margin of 270 basis points. The facility also bears an unused commitment fee of 1.00% per annum.

Borrowings under the Liquidity Loan Facility may be repaid at any time during the term of the Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Liquidity Loan Facility is March 23, 2031.
Debt Covenants
Under the terms of the Credit Agreement, certain of our assets serve as pledged collateral. In addition, the Credit Agreement contains covenants that, among other things: limit our ability to incur indebtedness; create, incur or allow liens; transfer or dispose of assets; merge with other companies; make certain investments; pay dividends or make distributions in certain circumstances; engage in new or different lines of business; and engage in certain transactions with affiliates. The Credit Agreement also contains financial covenants requiring us to maintain a total net leverage ratio and a minimum total of fee-earning assets under management.
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
Liquidity Loan Facility
Under the terms of the Liquidity Loan Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Liquidity Loan Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Liquidity Loan Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Liquidity Loan Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
As of March 31, 2026, we were in compliance with the covenants under our various debt agreements.

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
In March 2026, we issued 379,955 shares of Class A common stock to certain limited partners of the Partnership in exchange for 379,955 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us.

Stock Repurchase Program
On March 9, 2026, our board of directors authorized a stock repurchase program of up to $100.0 million of our Class A common stock, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from us in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividends
On May 20, 2026, we announced a quarterly cash dividend of $0.28 per share of Class A common stock and a supplemental cash dividend of $0.55 per share of Class A common stock, both payable on June 30, 2026 to holders of record as of the close of business on June 15, 2026. The quarterly cash dividend and supplemental cash dividend relate to earnings in respect of our fourth fiscal quarter and full fiscal year 2026, respectively. The declaration of this supplemental dividend does not guarantee that we will declare supplemental dividends in the future and our board of directors may, in its discretion, decrease the level of dividends or discontinue the payment of dividends entirely. See “Risk Factors—Risks Related to Our Organizational Structure—We currently pay dividends to our stockholders, but our ability to do so is subject to the discretion of our board of directors and may be limited by our holding company structure and applicable provisions of Delaware law. In addition, any repurchases of our Class A common stock are discretionary and may be limited by applicable legal requirements and other considerations.”

The following table presents information regarding quarterly cash dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 14, 2025	0.24
Total dividends paid in FY2025		$1.08

First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Third quarter	December 15, 2025	0.28
Fourth quarter	March 13, 2026	0.28
Total dividends paid in FY2026		$1.48
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2023, 2024 and 2025, respectively.
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
Capital Requirements of Regulated Entities
We are required to maintain minimum net capital balances for regulatory purposes in the United States and certain non-U.S. jurisdictions in which we do business. These net capital requirements are met by retaining cash and cash equivalents in those jurisdictions. As a result, we may be restricted in our ability to transfer cash between different operating entities and jurisdictions. As of March 31, 2026, we were required to maintain approximately $27.1 million in net capital at these subsidiaries and were in compliance with all regulatory minimum net capital requirements.
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) the SPW management team, through an entity named CH Equity Partners, LLC, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of March 31, 2026, based on the fair value of the liability classified awards, the estimated minimum and maximum amount of cash that would be potentially payable to settle the liability under the Private Wealth Transaction was $564.4 million and $2,257.6 million, respectively. We believe that we will be able to meet the cash requirements for settlement of the liability through our ability to obtain future financing. See note 10 to our consolidated financial statements included elsewhere in this annual report for more information. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate.

Contractual Obligations and Commitments
In the ordinary course of business, we enter into contractual arrangements that require future cash payments.
The following table sets forth information regarding our anticipated future cash payments under our contractual obligations as of March 31, 2026:

	Total	Less than 1 year	Years 1-3	Years 3-5	Thereafter
Operating lease obligations(1)	$134,731	$16,001	$29,712	$32,408	$56,610
Debt obligations(2)	275,000	—	—	275,000	—
Interest on debt obligations(3)	56,742	15,447	30,895	10,400	—
Debt obligations of Consolidated Funds(4)	931,185	—	—	—	931,185
Capital commitments(5)	109,993	109,993	—	—	—
Capital commitments of Consolidated Funds(6)	2,401,140	2,401,140	—	—	—
Capital commitments in legacy Greenspring funds(7)	28,302	28,302	—	—	—
Total	$3,937,093	$2,570,883	$60,607	$317,808	$987,795
_______________________________
(1)We lease office space and certain office equipment under agreements that expire periodically through 2039. The table only includes guaranteed minimum lease payments under these agreements, including leases signed but not yet commenced at the period end, and does not project other lease-related payments.
(2)Debt obligations presented in the table relate to the Revolver and Notes, which have maturity dates of May 16, 2029 and October 22, 2029, respectively. The balance outstanding under the Revolver as of March 31, 2026 has been presented as an obligation payable in the years 3-5 column as there are no scheduled or required principal payments on the Revolver until the maturity date on May 16, 2029. The balance outstanding under the Notes as of March 31, 2026 has been presented as an obligation payable in the years 3-5 column as there are no scheduled or required principal payments on the Notes until the maturity date on October 22, 2029.
(3)Interest on debt obligations consists of projected future interest payments for amounts drawn on the Revolver using interest rates in effect as of March 31, 2026 and semi-annual interest payments for the aggregate principal amount of the Notes using the coupon rate of 5.52%, which has been calculated assuming no additional principal payments will be made and the outstanding balance will be held until its final maturity date. These projected interest payments may differ in the future based on the balances outstanding on the Revolver and Notes, respectively, as well as changes in market interest rates for the Revolver.
(4)Debt obligations of Consolidated Funds presented in the table represent amounts due to holders of debt securities issued by the Consolidated CFE vehicle. These obligations include interest to be paid on debt securities issued by the CFE vehicle and assume that no prepayments of principal are made and outstanding notes payable are held until maturity. For debt securities that bear only the rights to the residual value of the Consolidated CFE vehicle and have no stated interest rate, no interest payments were included in this calculation. The maturity date of the notes payable issued by the Consolidated CFE vehicle is April 2041.
(5)Capital commitments represent our obligations to provide general partner capital funding to the StepStone Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years. As of March 31, 2026, we had unfunded commitments totaling $187.5 million before the consolidation of funds, and $110.0 million after the consolidation of funds.
(6)Capital commitments of Consolidated Funds represent our obligations to provide capital funding to the StepStone Funds held through the Consolidated Funds. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
(7)In connection with the Greenspring acquisition, we, indirectly through our subsidiaries, became the sole and/or managing member of certain entities, each of which is the general partner of an investment fund (“legacy Greenspring general partner entities”). We did not acquire any direct economic interests attributable to the legacy Greenspring general partner entities, including legacy Greenspring investments in funds and carried interest allocations. We determined that the legacy Greenspring general partner entities are VIEs and that we are the primary beneficiary of each such entity because we have a controlling financial interest in each entity. As a result, we consolidate these entities. Capital commitments in legacy Greenspring funds represent our obligations to provide general partner capital funding in legacy Greenspring funds for which we do not hold any direct economic interests. These amounts are generally due on demand, and accordingly, have been presented as obligations payable in the less than 1 year column. Capital commitments are expected to be called over a period of several years.
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

If we have a variable interest in an entity, we further assess whether the entity is a VIE and, if so, whether we are the primary beneficiary. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, we consolidate those entities we control through a majority voting interest. The assessment of whether an entity is a VIE requires an evaluation of qualitative factors and, where applicable, quantitative factors. These judgments include: (a) determining whether the entity has sufficient equity at risk, (b) evaluating whether the equity holders, as a group, lack the ability to make decisions that significantly affect the economic performance of the entity and (c) determining whether the entity is structured with disproportionate voting rights in relation to their equity interests.
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
We provide investment advisory services to the StepStone Funds, which have third-party investors. StepStone Funds are generally VIEs because they have not granted the third-party investors substantive rights to terminate or remove the general partner or participating rights. We do not consolidate most of the StepStone Funds that are VIEs because we are not the primary beneficiary of those funds, primarily because our fee arrangements are considered customary and commensurate and thus not deemed to be variable interests, and we do not hold any other interests in those funds that are considered more than insignificant. We consolidate certain of our operating subsidiaries that are VIEs because we are the primary beneficiary.
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
We consider our cash, cash equivalents, restricted cash, fees and accounts receivable, accounts payable, investments, notes payable, and revolving credit facility to be financial instruments. The carrying amounts of cash, cash equivalents, restricted cash, fees and accounts receivable and accounts payable equal or approximate their fair values due to their nature and/or the relatively short period over which they are held. See note 9 for additional details regarding the fair value of our notes payable and revolving credit facility balances.
Equity-Based Compensation
We account for grants of equity-based awards, including service-based RSUs and PRSUs, to certain employees and directors at fair value as of the grant date. We recognize non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service and performance period, which is generally the vesting period. Expense related to grants of PRSUs is recognized if it is probable that the performance condition will be satisfied. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income (loss). The fair value of RSUs and PRSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 10 to our consolidated financial statements for additional information regarding our accounting for equity-based awards.

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
Our management fee and advisory fee revenues have historically been only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. For the years ended March 31, 2026 and 2025, NAV-based management fees represented approximately 24% and 14%, respectively, of total net management and advisory fees. The increase in NAV-based management fees as a percentage of total net management and advisory fees is primarily attributable to the continued growth of our private wealth funds, which earn fees based on a contractual rate applied to NAV. As the private wealth funds continue to scale, the proportion of NAV-based fees may increase further in future periods, which could result in greater sensitivity of our management fee revenues to changes in investment values. We estimate that a 10% decline in market values of the investments held in our funds as of March 31, 2026 and 2025 would result in an approximate decrease to annual management fees of $21.2 million and $11.2 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of March 31, 2026 and 2025, we had $21.1 million and $22.3 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of March 31, 2026 and 2025, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $438.7 million and $355.0 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2026 that are potentially subject to clawback.

•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of March 31, 2026 and 2025, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $24.9 million and $18.4 million, respectively.
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
Interest Rate Risk
As of March 31, 2026 and 2025, we had $175.0 million in borrowings outstanding under our Notes and $100.0 million amount outstanding under our Revolver. The Revolver accrues interest at a variable rate and the Notes accrue interest at a fixed rate of 5.52%. As of both March 31, 2026 and 2025, we estimate that interest expense would increase by $2.8 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $213.6 million and $245.3 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of March 31, 2026 and 2025, respectively, we estimate that interest income would increase by $2.1 million and $2.5 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of StepStone Group Inc. (the Company) as of March 31, 2026 and 2025, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 27, 2026 expressed an unqualified opinion thereon.
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

Valuation of underlying investments of equity method investments

Description of the Matter
The Company has investments in funds of $249.4 million and accrued carried interest allocations of $2,036.9 million as of March 31, 2026. As discussed in Notes 2 and 5 to the consolidated financial statements, a significant input to the measurement of the Company’s investments in funds and accrued carried interest allocations is management’s estimate of the fair value of investments held by the StepStone Funds, specifically investments that are valued using significant unobservable inputs classified as Level III within the fair value hierarchy.
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
Finally, we involved more senior, more experienced audit team members to perform audit procedures related to Level III investments described above.

Valuation of liability classified awards
Description of the Matter	As disclosed in Note 10 to the consolidated financial statements, the Company recognized $2,265.8 million, for liability classified awards within accrued compensation and benefits in the consolidated financial statements. As of March 31, 2026, the Company determined with the assistance of a third-party valuation specialist the fair value of the liability classified awards based on the contractual redemption price using significant unobservable inputs including projected earnings of StepStone Private Wealth LLC, a discount rate and an adjusted trading multiple.

Auditing the Company’s fair value of the liability classified awards involved a high degree of subjectivity as the significant unobservable inputs used in the determination of fair value were based on assumptions about future market and economic conditions and could have a material effect on the fair value of the liability classified awards.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s valuation process for the liability classified awards. This included management’s review controls over the valuation methodology and significant assumptions used to estimate the fair value of the liability classified awards, and management’s review controls over the completeness and accuracy of the data used in the forecast and valuation model.

Our audit procedures included, among others, evaluating the Company’s valuation methodology and significant inputs used to estimate the fair value of the liability classified awards and testing the mathematical accuracy of the Company’s valuation model. For example, we compared the significant unobservable inputs described above to current market and economic trends, the historical results of the business and performed sensitivity analyses of the significant inputs to evaluate contrary evidence and the change in the fair value estimate that would result from changes in the inputs. We tested the calculation of the contractual redemption price and verified the significant inputs used in the calculation were consistent with those prescribed in the related transaction agreements. We involved our valuation specialists to assist in our evaluation of the Company’s valuation methodology and certain significant unobservable inputs used in the fair value estimate, including the discount rate and adjusted trading multiple used in the Company’s valuation model.
/s/ Ernst & Young LLP

We have served as the Company's auditor since 2009.
New York, NY
May 27, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of StepStone Group Inc.
Opinion on Internal Control Over Financial Reporting
We have audited StepStone Group Inc.’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, StepStone Group Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 27, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
New York, NY
May 27, 2026

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	As of March 31,
	2026	2025
Assets
Cash and cash equivalents	$213,065	$244,791
Restricted cash	579	502
Fees and accounts receivable	133,287	80,871
Due from affiliates	113,150	92,723
Investments:
Investments in funds	249,447	183,694
Accrued carried interest allocations	2,036,892	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	752,776	629,228
Deferred income tax assets	614,788	382,886
Lease right-of-use assets, net	81,565	91,841
Other assets and receivables	58,946	62,869
Intangibles, net	223,044	263,872
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	905,357	44,511
Investments, at fair value	715,335	415,011
Other assets	83,929	17,688
Total assets	$6,762,702	$4,586,693
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$102,685	$89,731
Accrued compensation and benefits	2,360,770	736,695
Accrued carried interest-related compensation	1,100,604	757,968
Legacy Greenspring accrued carried interest-related compensation(1)	619,186	495,739
Due to affiliates	362,833	331,821
Lease liabilities	103,600	113,519
Debt obligations	270,572	269,268
Liabilities of Consolidated Funds:
Other liabilities	25,241	17,580
Debt obligations	931,185	—
Total liabilities	5,876,676	2,812,321
Commitments and contingencies (Note 15)
Redeemable non-controlling interests in Consolidated Funds	186,236	377,897
Redeemable non-controlling interests in subsidiaries	8,777	6,327
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 80,703,553 and 76,761,399 issued and outstanding as of March 31, 2026 and 2025, respectively	81	77
Class B common stock, $0.001 par value, 125,000,000 authorized; 38,637,761 and 39,656,954 issued and outstanding as of March 31, 2026 and 2025, respectively	39	40
Additional paid-in capital	482,057	421,057
Accumulated deficit	(896,879)	(242,546)
Accumulated other comprehensive income	1,143	728
Total StepStone Group Inc. stockholders’ equity	(413,559)	179,356
Non-controlling interests in subsidiaries	1,373,242	1,056,510
Non-controlling interests in legacy Greenspring entities(1)	133,590	133,489
Non-controlling interests in the Partnership	(402,260)	20,793
Total stockholders’ equity	691,013	1,390,148
Total liabilities and stockholders’ equity	$6,762,702	$4,586,693
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Balance Sheets
(in thousands)

The following presents the portion of the consolidated balances presented above attributable to consolidated variable interest entities.

	As of March 31,
	2026	2025
Assets
Cash and cash equivalents	$90,403	$75,769
Restricted cash	579	502
Fees and accounts receivable	107,352	66,692
Due from affiliates	53,123	43,830
Investments in funds	77,202	47,362
Legacy Greenspring investments in funds and accrued carried interest allocations	752,776	629,228
Deferred income tax assets	4,491	275
Lease right-of-use assets, net	15,850	18,307
Other assets and receivables	16,135	16,859
Assets of Consolidated Funds:
Cash and cash equivalents	905,357	44,511
Investments, at fair value	715,335	415,011
Other assets	83,929	17,688
Total assets	$2,822,532	$1,376,034

Liabilities
Accounts payable, accrued expenses and other liabilities	$36,438	$29,484
Accrued compensation and benefits	2,321,815	699,015
Legacy Greenspring accrued carried interest-related compensation	619,186	495,739
Due to affiliates	18,292	18,072
Lease liabilities	17,048	18,814
Liabilities of Consolidated Funds:
Other liabilities	25,241	17,580
Debt obligations	931,185	—
Total liabilities	$3,969,205	$1,278,704
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Income (Loss)
(in thousands, except share and per share amounts)

	Year Ended March 31,
	2026	2025	2024
Revenues
Management and advisory fees, net	$926,465	$767,014	$585,140
Performance fees:
Incentive fees	220,133	32,275	25,339
Carried interest allocations:
Realized	168,582	159,653	49,401
Unrealized	539,712	141,547	126,908
Total carried interest allocations	708,294	301,200	176,309
Legacy Greenspring carried interest allocations(1)	138,711	74,341	(75,157)
Total performance fees	1,067,138	407,816	126,491
Total revenues	1,993,603	1,174,830	711,631
Expenses
Compensation and benefits:
Cash-based compensation	414,147	331,808	292,962
Equity-based compensation	1,742,057	669,126	42,357
Performance fee-related compensation:
Realized	192,577	94,748	37,687
Unrealized	342,225	94,272	74,694
Total performance fee-related compensation	534,802	189,020	112,381
Legacy Greenspring performance fee-related compensation(1)	138,711	74,341	(75,157)
Total compensation and benefits	2,829,717	1,264,295	372,543
General, administrative and other	187,254	177,354	167,317
Total expenses	3,016,971	1,441,649	539,860
Other income (expense)
Investment income	40,819	15,096	7,452
Legacy Greenspring investment income (loss)(1)	4,945	(1,185)	(9,087)
Investment income of Consolidated Funds	92,407	65,374	28,472
Interest income	11,833	10,850	3,664
Interest expense	(18,502)	(12,701)	(9,331)
Other income (loss)	697	(32,650)	2,455
Total other income	132,199	44,784	23,625
Income (loss) before income tax	(891,169)	(222,035)	195,396
Income tax expense (benefit)	(147,893)	(49,208)	27,576
Net income (loss)	(743,276)	(172,827)	167,820
Less: Net income attributable to non-controlling interests in subsidiaries	103,782	79,282	37,240
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	4,945	(1,185)	(9,087)
Less: Net income (loss) attributable to non-controlling interests in the Partnership	(384,633)	(125,850)	59,956
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	65,988	53,731	15,838
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	2,450	758	5,782
Net income (loss) attributable to StepStone Group Inc.	$(535,808)	$(179,563)	$58,091

Net income (loss) per share of Class A common stock:
Basic	$(6.78)	$(2.52)	$0.91
Diluted	$(6.78)	$(2.52)	$0.91
Weighted-average shares of Class A common stock:
Basic	79,039,229	71,142,916	63,489,135
Diluted	79,039,229	71,142,916	66,544,038
Dividends declared per share of Class A common stock	$1.48	$1.08	$1.08
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2, 3 and 5 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Year Ended March 31,
	2026	2025	2024
Net income (loss)	$(743,276)	$(172,827)	$167,820
Other comprehensive income (loss):
Foreign currency translation adjustment	(1,214)	38	(793)
Unrealized gain on defined benefit plan, net	945	1,179	118
Total other comprehensive income (loss)	(269)	1,217	(675)
Comprehensive income (loss) before non-controlling interests	(743,545)	(171,610)	167,145
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	103,673	79,840	36,912
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	4,945	(1,185)	(9,087)
Less: Comprehensive income (loss) attributable to non-controlling interests in the Partnership	(384,698)	(125,615)	59,805
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	65,988	53,731	15,838
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	2,450	758	5,782
Comprehensive income (loss) attributable to StepStone Group Inc.	$(535,903)	$(179,139)	$57,895
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2023	$63	$46	$610,567	$160,430	$461	$36,380	$152,658	$668,182	$1,628,787
Net income (loss)	—	—	—	58,091	—	37,240	(9,087)	59,956	146,200
Other comprehensive loss	—	—	—	—	(196)	(328)	—	(151)	(675)
Contributed capital	—	—	—	—	—	—	12,460	43	12,503
Equity-based compensation	—	—	10,771	—	—	674	—	8,236	19,681
Distributions	—	—	—	—	—	(39,573)	(8,989)	(57,768)	(106,330)
Dividends declared	—	—	—	(70,346)	—	—	—	—	(70,346)
Vesting of equity-based awards, net of shares withheld for taxes	1	—	(392)	—	—	—	—	(304)	(695)
Exchange of Class B and Class C units for Class A common stock and redemption of corresponding Class B common stock	2	(1)	(2)	—	—	—	—	—	(1)
Sale of non-controlling interests	—	—	851	—	—	1,553	—	641	3,045
Equity reallocation between controlling and non-controlling interests	—	—	21,277	—	39	(2,881)	—	(18,435)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	132,560	—	—	—	—	—	132,560
Reclassification and adjustment of non-controlling interests in subsidiaries to redeemable equity at redemption value	—	—	(465,339)	(134,407)	—	(34,860)	—	(451,886)	(1,086,492)
Reclassification of non-controlling interests in subsidiaries from redeemable equity	—	—	—	—	—	976,354	—	—	976,354
Balance at March 31, 2024	66	45	310,293	13,768	304	974,559	147,042	208,514	1,654,591
Net income (loss)	—	—	—	(179,563)	—	79,282	(1,185)	(125,850)	(227,316)
Other comprehensive income	—	—	—	—	424	558	—	235	1,217
Contributed capital	—	—	—	—	—	8,773	19,603	3	28,379
Equity-based compensation	—	—	9,847	—	—	816	—	6,659	17,322
Distributions	—	—	—	—	—	(49,789)	(31,971)	(79,490)	(161,250)
Dividends declared	—	—	—	(76,751)	—	—	—	—	(76,751)
Vesting of equity-based awards, net of shares withheld for taxes	1	—	(897)	—	—	—	—	(576)	(1,472)
Class A common stock issued under ESPP	—	—	1,585	—	—	—	—	936	2,521
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	10	(8)	(10)	—	—	—	—	—	(8)
Vesting of Class B2 units and issuance of corresponding Class B common stock at par value	—	3	—	—	—	—	—	—	3
Purchase of non-controlling interests	—	—	(3,149)	—	—	—	—	(2,249)	(5,398)
Settlement of non-controlling interests related to awards of carried interest allocations	—	—	—	—	—	54,977	—	—	54,977
Redemption of redeemable non-controlling interests in subsidiaries	—	—	55,879	—	—	—	—	41,504	97,383
Equity reallocation between controlling and non-controlling interests	—	—	41,559	—	—	(12,666)	—	(28,893)	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	5,950	—	—	—	—	—	5,950
Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	133,489	$20,793	$1,390,148
(1)See notes 11 and 14 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	$133,489	$20,793	$1,390,148
Net income (loss)	—	—	—	(535,808)	—	103,782	4,945	(384,633)	(811,714)
Other comprehensive loss	—	—	—	—	(95)	(109)	—	(65)	(269)
Contributed capital	—	—	—	—	—	3,316	1,359	1	4,676
Equity-based compensation	—	—	13,239	—	—	722	—	7,164	21,125
Distributions	—	—	—	—	—	(68,100)	(6,203)	(96,490)	(170,793)
Dividends declared	—	—	—	(118,525)	—	—	—	—	(118,525)
Vesting of equity-based awards, net of shares withheld for taxes	—	—	(263)	—	—	—	—	(137)	(400)
Class A common stock issued under ESPP	—	—	2,395	—	—	—	—	1,282	3,677
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	3	(1)	(2)	—	—	—	—	—	—
Purchase of non-controlling interests	—	—	(6,553)	—	—	—	—	(3,766)	(10,319)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—	—	—
Repurchases of Class A common stock	—	—	(5,732)	—	—	—	—	(2,983)	(8,715)
Initial consolidation of Consolidated Funds	—	—	—	—	—	394,095	—	—	394,095
Equity reallocation between controlling and non-controlling interests	—	—	59,890	—	510	(116,974)	—	56,574	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(1,973)	—	—	—	—	—	(1,973)
Balance at March 31, 2026	$81	$39	$482,057	$(896,879)	$1,143	$1,373,242	$133,590	$(402,260)	$691,013
(1)See notes 11 and 14 for more information.
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net income (loss)	$(743,276)	$(172,827)	$167,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	45,731	45,489	47,588
Unrealized carried interest allocations and investment income	(587,735)	(148,508)	(127,815)
Unrealized legacy Greenspring carried interest allocations and investment (income) loss	(120,955)	(2,090)	149,293
Unrealized performance fee-related compensation	341,956	94,272	74,694
Unrealized legacy Greenspring performance fee-related compensation	118,969	11,211	(134,906)
Amortization of deferred financing costs	1,304	847	472
Equity-based compensation	1,617,562	650,132	39,448
Change in deferred income taxes	(194,952)	(75,061)	9,212
Fair value adjustment for acquisition-related contingent consideration	—	15,776	16,809
Gain on remeasurement of lease liabilities	—	—	(106)
Loss on sale of subsidiary	—	—	812
Payments for acquisition-related contingent consideration	—	(51,456)	—
Other non-cash activities	—	103	579
Adjustments to reconcile net income (loss) to net cash used in operating activities of Consolidated Funds:
Unrealized investment income of Consolidated Funds	(84,867)	(62,192)	(26,147)
Purchases of investments of Consolidated Funds	(333,587)	(226,160)	(77,144)
Proceeds from sale of investments of Consolidated Funds	7,037	5,199	2,028
Changes in operating assets and liabilities:
Fees and accounts receivable	(64,400)	(24,102)	(12,349)
Due from affiliates	(15,820)	(24,355)	(15,484)
Other assets and receivables	20,205	1,024	10,705
Accounts payable, accrued expenses and other liabilities	16,518	13,151	16,646
Accrued compensation and benefits	28,583	3,583	16,458
Due to affiliates	(1,453)	11,158	815
Lease right-of-use assets, net and lease liabilities	357	(298)	1,988
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	15,888	(15,943)	(973)
Other liabilities and payables	(584)	15,975	1,079
Net cash provided by operating activities	66,481	64,928	161,522
Cash flows from investing activities
Contributions to investments	(56,845)	(58,613)	(23,380)
Distributions received from investments	15,403	15,805	4,412
Contributions to investments in legacy Greenspring entities	(1,359)	(19,603)	(12,460)
Distributions received from investments in legacy Greenspring entities	3,242	24,035	3,688
Net cash recognized upon initial consolidation of funds	812,052	—	—
Net cash derecognized from deconsolidation of fund	(36,992)	—	—
Purchases of property and equipment	(2,620)	(5,100)	(19,607)
Other investing activities	—	1	—
Net cash provided by (used in) investing activities	732,881	(43,475)	(47,347)
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$3,317	$8,776	$43
Purchase of non-controlling interests	(10,319)	(5,398)	—
Redemption of redeemable non-controlling interests	—	(12,968)	—
Proceeds from sale of non-controlling interests	—	—	3,045
Proceeds from revolving credit facility	75,000	125,000	50,000
Proceeds from issuance of Class A common stock of shares under ESPP	3,677	2,521	—
Proceeds from issuance of notes payable	—	175,000	—
Deferred financing costs	—	(5,401)	—
Payments on revolving credit facility	(75,000)	(175,000)	—
Distributions to non-controlling interests	(164,590)	(129,279)	(97,341)
Proceeds from capital contributions to legacy Greenspring entities	1,359	19,603	12,460
Distributions to non-controlling interests in legacy Greenspring entities	(6,203)	(31,971)	(8,989)
Payments for acquisition-related contingent consideration	—	(17,769)	—
Dividends paid to common stockholders	(117,764)	(75,840)	(68,474)
Payments for taxes related to net settlement of equity-based awards	(400)	(1,472)	(695)
Payments for repurchases of Class A common stock	(8,715)	—	—
Payments to related parties under Tax Receivable Agreements	(12,565)	(9,819)	(10,281)
Other financing activities	—	(5)	(1)
Cash flows from financing activities of Consolidated Funds:
Proceeds from borrowings on fund credit facility	17,500	7,872	—
Payments on fund credit facility	(17,500)	(7,912)	—
Contributions from redeemable non-controlling interests in Consolidated Funds	403,323	240,256	62,255
Redemptions of redeemable non-controlling interests in Consolidated Funds	(53,681)	(18,713)	—
Net cash provided by (used in) financing activities	37,439	87,481	(57,978)
Effect of foreign currency exchange rate changes	(7,604)	(1,442)	(3,402)
Net increase in cash, cash equivalents and restricted cash	829,197	107,492	52,795
Cash, cash equivalents and restricted cash at beginning of period	289,804	182,312	129,517
Cash, cash equivalents and restricted cash at end of period	$1,119,001	$289,804	$182,312
See accompanying notes to consolidated financial statements.

StepStone Group Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended March 31,
	2026	2025	2024
Supplemental disclosures:
Interest paid	$16,081	$7,237	$8,462
Taxes paid(1)	42,323	14,145	14,289
Non-cash operating, investing, and financing activities:
Accrued dividends	$761	$911	$1,872
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(1,973)	5,950	132,560
Establishment of lease liabilities in exchange for lease right-of-use assets	—	—	5,501
Issuance of note related to sale of subsidiary	—	—	8,436
Initial consolidation of Consolidated Funds	394,095	—	—
Reclassification and adjustment of non-controlling interests in subsidiaries to redeemable equity at redemption value	—	—	1,086,492
Settlement of non-controlling interests related to awards of carried interest allocations	—	54,977	—
Equity issued for redemption of redeemable non-controlling interests	—	97,383	—
Equity issued for purchase of non-controlling interests	160,876	—	—
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$213,065	$244,791	$143,430
Restricted cash	579	502	718
Cash and cash equivalents of Consolidated Funds	905,357	44,511	38,164
Total cash, cash equivalents and restricted cash	$1,119,001	$289,804	$182,312
(1)During the year ended March 31, 2026, jurisdictions comprising greater than 5% of total income taxes paid (net of refunds received) included the United States, Australia and Switzerland.
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 11). Each share of Class A common stock and Class B common stock is entitled to one vote. As of March 31, 2026, SSG held approximately 66.0% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Management’s estimates and assumptions are based on historical experience and other factors, and these estimates and assumptions require management to exercise judgment in the process of applying the Company’s accounting policies. Factors that may affect or influence management’s estimates and assumptions could include expectations related to future events that management has deemed reasonable under the circumstances. Assumptions and estimates related to the valuation of liability classified awards and the valuation of investments, which directly affect carried interest allocations, carried interest related compensation, and the carrying amount of the Company’s equity in affiliated companies, both involve a higher degree of judgment and complexity, and these assumptions and estimates may significantly affect the consolidated financial statements. Actual results could differ from these estimates and those differences may be material.
Consolidation
The Company consolidates all entities that it controls through a majority voting interest or as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity. In evaluating whether the Company holds a variable interest, fees received as a decision maker or in exchange for services (including management fees, incentive fees and carried interest allocations) that are customary and commensurate with the level of services provided, and where the Company does not hold other economic interests in the entity that would absorb more than an insignificant amount of the expected losses or returns of the entity, are not considered variable interests. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model. Under the voting interest model, the Company consolidates those entities it controls through a majority voting interest. The consolidation analysis can generally be performed qualitatively; however, in certain situations a quantitative analysis may also be performed. Investments and redemptions (either by the Company, affiliates of the Company or third parties) or amendments to the governing documents of the respective StepStone Funds could affect the entity’s status as a VIE or the determination of the primary beneficiary.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company provides investment advisory services to the StepStone Funds, which have third-party clients. These funds are investment companies and are typically organized as limited partnerships or limited liability companies for which the Company, through its operating subsidiaries, acts as the general partner or managing member. A limited partnership or similar entity is a VIE if the unaffiliated limited partners or members do not have substantive rights to terminate or liquidate the fund or remove the general partner or substantive rights to participate. StepStone Funds are generally VIEs because they have not granted unaffiliated limited partners or members substantive rights to terminate the fund or remove the general partner or substantive rights to participate. The Company typically does not consolidate these StepStone Funds because it is not the primary beneficiary, as it does not hold an interest in those funds that is considered more than insignificant and its fee arrangements are considered customary and commensurate.
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
The Company and its subsidiaries manages or controls certain entities that constitute client investment funds that have been consolidated in the accompanying consolidated financial statements (“Consolidated Funds”). Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying consolidated financial statements. Amounts related to economic interests held by third-party investors are reflected as either non-controlling interests in subsidiaries or redeemable non-controlling interests in Consolidated Funds when the equity interests of the fund are redeemable. The revenues earned by the Company as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income attributable to SSG or to stockholders' equity.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Non-controlling interests in subsidiaries represent the economic interests in the consolidated subsidiaries of the Partnership held by third parties and employees, and the economic interests in certain Consolidated Funds that are not held by SSG but are held by the client investors in the funds. Non-controlling interests in subsidiaries are allocated a share of income or loss in the respective consolidated subsidiary in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Redeemable non-controlling interests in Consolidated Funds represent the economic interests in the redeemable Consolidated Funds which are not held by SSG, but are held by the client investors in the funds. These interests are presented as redeemable non-controlling interests in Consolidated Funds within the consolidated balance sheets, outside of permanent capital as the investors in these funds generally have the right to withdraw their capital, subject to the terms of the respective contractual agreements. Redeemable non-controlling interests in Consolidated Funds are allocated a share of income or loss in the respective fund in proportion to their relative ownership interests, after consideration of contractual arrangements that govern allocations of income or loss.
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
Accounting for Differing Fiscal Periods
The StepStone Funds (including the Consolidated Funds) primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds and the consolidated balances of the Consolidated Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds, and the consolidated balances for the Consolidated Funds, for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period.
The Company does not account for management and advisory fees or incentive fees on a three-month lag.
To the extent that management becomes aware of any material events that affect the StepStone Funds or the Consolidated Funds during the three-month lag period, the effect of the events would be disclosed in the notes to the consolidated financial statements.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Current Events
In 2025 and in early 2026, financial markets experienced significant volatility in response to the uncertainty of the economic impact from U.S. trade policy developments including the announcement and implementation of increases on tariffs charged by the U.S. on certain imports, the weakening of the U.S. dollar against several major foreign currencies and economic uncertainty driven by developments in the Middle East. Despite elevated levels of inflation, slowing global growth and elevated long-term rates, unemployment remained low, and the U.S. economy continued to grow throughout 2025 and into 2026.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S., which includes extensive amendments to existing tax laws applicable to businesses. The relevant provisions were included in the Company’s income tax provision for the year ended March 31, 2026 and did not have a significant impact on the Company’s consolidated financial statements. The Company will continue to evaluate the effect of the new legislation but does not expect the legislation to have a significant effect on the consolidated financial statements.
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
Fees and Accounts Receivable
Fees and accounts receivable represent contractual amounts due to the Company for management, advisory and incentive fees, net of allowances as applicable. The Company considers fees and accounts receivable to be fully collectible. Accordingly, no allowance for doubtful accounts has been established as of March 31, 2026 and 2025. If any accounts or portion thereof are deemed uncollectible, such amounts are expensed when that determination is made.

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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Company did not recognize any impairment charges related to property and equipment during each of the fiscal years ended March 31, 2026, 2025 and 2024.
Foreign Currency
The Company consolidates certain entities that have a non-U.S. dollar functional currency. Non-U.S. dollar denominated assets and liabilities are translated using the exchange rates prevailing at the end of each reporting period and income and expenses are translated using the weighted-average exchange rate for each reporting period. Cumulative translation adjustments arising from the translation of non-U.S. dollar denominated entities are included in other comprehensive income (loss) within the consolidated financial statements until realized. Gains and losses resulting from foreign-currency transactions denominated in a currency other than an entity’s functional currency are reported in other income (loss) in the consolidated statements of income (loss). These transaction gains (losses) totaled $4.8 million, $(0.4) million and $(1.4) million for the years ended March 31, 2026, 2025 and 2024, respectively.
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which is 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of March 31, 2026.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the years ended March 31, 2026, 2025 and 2024.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Goodwill represents the excess amount of consideration transferred in a business combination above the fair value of the identifiable net assets. Goodwill is assessed for impairment at least annually using a qualitative and, if necessary, a quantitative approach. The Company performs its annual goodwill impairment test as of January 1, or more frequently, if events and circumstances indicate that an impairment may exist. Goodwill is tested for impairment at the reporting unit level. The initial assessment for impairment under the qualitative approach is to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than the carrying amount, a quantitative assessment is performed to measure the amount of impairment loss, if any. The quantitative assessment includes comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized equal to the lesser of (a) the difference between the carrying amount of the reporting unit and its fair value and (b) the total carrying amount of the reporting unit’s goodwill. The Company performed annual goodwill impairment assessments as of January 1, 2026 and 2025 and determined that there was no impairment of goodwill as of either date.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2026 and 2025, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. During fiscal 2025, the Company adopted the StepStone Group LP Evergreen Fund Incentive Plan, under which grants of share unit (“Evergreen Fund Units”) awards entitle the holder to receive shares of one of the Company’s evergreen investment funds, or the cash value thereof, following vesting. The Evergreen Fund Units are accounted for as cash-based incentive awards. During the years ended March 31, 2026 and 2025, the Company granted Evergreen Fund Unit awards valued at $0.7 million and $2.0 million, respectively, to certain employees of the Company which vest over four years in equal installments subject to continued service through the vesting date. The Company recognized $0.6 million and $42 thousand of expense related to cash-based incentive awards for the years ended March 31, 2026 and 2025, respectively. There was no expense recognized related to cash-based incentive awards for the year ended March 31, 2024.
The Company sponsors a nonqualified deferred cash compensation plan under which eligible employees elect to defer a portion of their cash-based compensation to be payable at a future date.
The deferred compensation liability is remeasured at fair value at each reporting date. Changes in the fair value of the liability are recognized in cash-based compensation in the consolidated statements of income (loss) and presented within accrued compensation and benefits within the consolidated balance sheets. The Company recognized $0.1 million of expense related to changes in the fair value of the deferred compensation liability for the year ended March 31, 2026. There was no expense recognized for the years ended March 31, 2025 and 2024. The plan represents a general unsecured obligation of the Company.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Equity-based compensation represents grants of equity-based awards or arrangements to certain employees and directors. The Company accounts for grants of equity-based awards, including service-based restricted stock units (“RSUs”) and performance-based RSUs (or “PRSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service and performance period, which is generally the vesting period. Expense related to grants of PRSUs is recognized if it is probable that the performance condition will be satisfied. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the consolidated statements of income (loss). The fair value of RSUs and PRSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 10 for additional information regarding the Company’s accounting for equity-based awards, including liability classified awards.
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
General, Administrative and Other
General, administrative and other includes occupancy, travel and related costs, insurance, legal and other professional fees, depreciation, amortization of intangible assets, system-related costs, and other general costs associated with operating the Company’s business. General, administrative and other also includes costs associated with the Consolidated Funds. Expenses of the Consolidated Funds have no impact on net income or loss attributable to the Company to the extent such expenses are borne by third-party investors.

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
Interest expense primarily consists of the interest expense on the Revolver and the Notes, the related amortization of deferred financing costs, and amounts associated with the Consolidated Funds.
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
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of March 31,
	2026	2025
Foreign currency translation adjustments	$106	$92
Unrealized gain on defined benefit plan, net	1,037	636
Accumulated other comprehensive income	$1,143	$728
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
Concentrations of Risk
Financial instruments that potentially subject the Company to concentrations of credit risk or other risks consist principally of cash, cash equivalents, restricted cash, investments and fees receivable. The majority of the Company’s cash, cash equivalents and restricted cash is held in large, high credit quality financial institutions. Substantially all cash amounts on deposit with these large financial institutions exceeded federally insured limits at March 31, 2026 and 2025. The Company actively monitors its banking relationships and periodically performs an assessment of the financial condition and the reputations of these financial institutions. Based on these results, management believes that the Company’s exposure to credit risk is remote. The concentration of credit risk related to fees receivable is generally reduced by the relatively short payment terms extended to the Company’s clients.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances income tax disclosure requirements related to the effective tax rate reconciliation and cash taxes paid. The amendments are effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance on April 1, 2025 on a prospective basis. The adoption did not have a significant impact on the consolidated financial statements other than expanded disclosure requirements. See note 11 for further information on income taxes.
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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Year Ended March 31,
Management and Advisory Fees, Net	2026	2025	2024
Focused commingled funds(1)	$547,764	$440,131	$295,927
SMAs	293,629	252,709	223,958
Advisory and other services	74,491	67,061	60,057
Fund reimbursement revenues	10,581	7,113	5,198
Total management and advisory fees, net	$926,465	$767,014	$585,140
_______________________________
(1)Includes income-based incentive fees of $22.8 million, $8.0 million and $1.4 million for the years ended March 31, 2026, 2025 and 2024, respectively.

	Year Ended March 31,
Incentive Fees	2026	2025	2024
SMAs	$10,269	$8,878	$16,294
Focused commingled funds	209,864	23,397	9,045
Total incentive fees	$220,133	$32,275	$25,339

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

	Year Ended March 31,
Carried Interest Allocations	2026	2025	2024
SMAs	$351,506	$171,801	$142,411
Focused commingled funds	356,788	129,399	33,898
Total carried interest allocations	$708,294	$301,200	$176,309

	Year Ended March 31,
Legacy Greenspring Carried Interest Allocations	2026	2025	2024
SMAs	$989	$37	$1,029
Focused commingled funds	137,722	74,304	(76,186)
Total legacy Greenspring carried interest allocations(1)	$138,711	$74,341	$(75,157)
_______________________________
(1)The years ended March 31, 2026, 2025, and 2024 reflect the net effect of gross realized carried interest allocations of $19.7 million, $63.1 million, and $59.7 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
For the year ended March 31, 2026, the increase in incentive fees was primarily driven by higher incentive fees generated by StepStone’s Private Venture and Growth Fund due to strong returns in the 2025 calendar year and a higher asset base.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Year Ended March 31,
Revenues(1)	2026	2025	2024
United States	$1,071,746	$521,236	$191,373
Non-U.S. countries	921,857	653,594	520,258
Total revenues	$1,993,603	$1,174,830	$711,631
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the years ended March 31, 2026, 2025 and 2024, no individual client represented 10% or more of the Company’s net management and advisory fees. For the year ended March 31, 2026, two commingled funds each represented 10% or more of the Company’s incentive fees. For the year ended March 31, 2025, one commingled fund represented 10% or more of the Company’s incentive fees. For the year ended March 31, 2024, two SMAs and one commingled fund represented 10% or more of the Company’s incentive fees.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
For the year ended March 31, 2026, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees. The Company had incentive fees attributable to the United States and Luxembourg, each of which represented 10% or more of the Company’s incentive fees. For the years ended March 31, 2025 and 2024, the Company had management and advisory fee revenues attributable to the United States and Cayman Islands, each of which represented 10% or more of the Company’s net management and advisory fees. For the year ended March 31, 2025, the Company had incentive fees attributable to the United States, which represented 10% or more of the Company’s incentive fees. For the year ended March 31, 2024, the Company had incentive fees attributable to Australia, the United States and Switzerland, each of which represented 10% or more of the Company’s incentive fees.
As of March 31, 2026 and 2025, the Company had $23.8 million and $26.8 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. During the year ended March 31, 2026, the Company had recognized $4.5 million as revenue from amounts included in the deferred revenue balance as of March 31, 2025.
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds, including a collateralized financing entity (“CFE”) vehicle. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $2,822.5 million and $1,376.0 million as of March 31, 2026 and 2025, respectively. The liabilities of the consolidated VIEs totaled $3,969.2 million and $1,278.7 million as of March 31, 2026 and 2025, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of March 31, 2026 and 2025, no material amounts previously distributed have been accrued for clawback liabilities.
Unconsolidated VIEs
The Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to these unconsolidated entities, as well as unfunded capital commitments to the StepStone Funds. For StepStone Funds in which the Company serves as general partner, the Company may have an obligation to make additional capital contributions. See note 15 for further information about the Company’s unfunded capital commitments to the StepStone Funds. The carrying value of the assets and liabilities recognized in the consolidated balance sheets with respect to the Company’s interests in VIEs that were not consolidated is set forth below:

	As of March 31,
	2026	2025
Investments in funds	$235,562	$176,339
Legacy Greenspring investments in funds	133,590	133,489
Due from affiliates, net	39,634	47,693
Less: Amounts attributable to non-controlling interests in subsidiaries	32,223	26,465
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	133,590	133,489
Maximum exposure to loss	$242,973	$197,567

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
5.    Investments
The Company’s investments consist of equity method investments primarily related to (i) investments in the StepStone Funds for which it serves as general partner or managing member but does not have a controlling financial interest and (ii) investments of Consolidated Funds. The Company’s equity interest in its equity method investments in the StepStone Funds typically does not exceed 1% in each fund. The Company’s share of the underlying net income or loss attributable to its equity interest in the funds is recorded in investment income (loss) in the consolidated statements of income (loss). Investment income attributable to the Consolidated Funds is recorded in investment income of Consolidated Funds. Investment income attributable to investments in certain legacy Greenspring funds for which the Company has no direct economic interests is recorded in legacy Greenspring investment income (loss) in the consolidated statements of income (loss).
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of March 31,
	2026	2025
Investments in funds(1)	249,447	183,694
Accrued carried interest allocations	2,036,892	1,495,664
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	752,776	629,228
Total equity method investments	3,039,115	2,308,586
_______________________________
(1)The Company’s investments in funds were $347.2 million and $275.7 million as of March 31, 2026 and 2025, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $133.6 million and $133.5 million and carried interest allocations of $619.2 million and $495.7 million as of March 31, 2026 and 2025, respectively.
The Company recognized equity method income of the following:

	Year Ended March 31,
	2026	2025	2024
Carried interest allocations	$708,294	$301,200	$176,309
Investment income	40,819	15,096	7,452
Legacy Greenspring carried interest allocations	138,711	74,341	(75,157)
Legacy Greenspring investment income (loss)	4,945	(1,185)	(9,087)
Total equity method income	$892,769	$389,452	$99,517

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The increase in carried interest allocations for the year ended March 31, 2026 as compared to the year ended March 31, 2025 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity, infrastructure and real estate funds. The increase in carried interest allocations for the year ended March 31, 2025 as compared to the year ended March 31, 2024 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The increase in legacy Greenspring carried interest allocations for the year ended March 31, 2026 as compared to the year ended March 31, 2025 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The increase in legacy Greenspring carried interest allocations for the year ended March 31, 2025 as compared to the year ended March 31, 2024 was primarily attributable to net unrealized appreciation in the fair value of certain underlying fund investments as compared to net unrealized depreciation in the prior year period. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of March 31, 2026 and 2025, the Company’s investment in one SMA represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 12% and 15%, respectively, of the total accrued carried interest allocations balance as of those dates. As of March 31, 2026 and 2025, the Company’s investments in each of three commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 57% and 47%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.
Of the total accrued carried interest allocations balance as of March 31, 2026 and 2025, $1,100.6 million and $758.0 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of March 31, 2026 and 2025, $619.2 million and $495.7 million, respectively, were payable to employees who are considered affiliates of the Company and are included in legacy Greenspring accrued carried interest-related compensation in the consolidated balance sheets and $133.6 million and $133.5 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of March 31, 2026 and 2025 and for the years ended March 31, 2026, 2025 and 2024, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Summarized financial information for the Company’s equity method investments reflected below represents the financial position as of March 31, 2026 and 2025, and the results of operations for the years ended March 31, 2026, 2025 and 2024, which are reported on a three-month lag. Assets are primarily composed of the investments held by the StepStone Funds.

	As of March 31,
	2026	2025
Assets	$116,735,613	$91,879,641
Liabilities	4,719,668	3,003,340
Equity	$112,015,945	$88,876,301

	Year Ended March 31,
	2026	2025	2024
Investment income	$491,220	$213,758	$131,521
Expenses	(1,304,996)	(901,553)	(631,707)
Net realized and unrealized gain on investments	11,482,693	5,215,482	3,121,627
Income tax expense	(5,471)	(11,644)	(28,979)
Net income	$10,663,446	$4,516,043	$2,592,462
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of March 31,		Percentage of Total Investments as of March 31,
	2026	2025	2026	2025
Investments of Consolidated Funds:
Equity securities (cost of $16.2 million and $60.0 million as of March 31, 2026 and 2025, respectively)	$6,395	$70,178	1%	17%
Debt securities (cost of $108.6 million and $0 million as of March 31, 2026 and 2025, respectively)	92,096	—	13%	—%
Fund investments (cost of $488.0 million and $257.0 million as of March 31, 2026 and 2025, respectively)	616,844	344,833	86%	83%
Total investments of Consolidated Funds	$715,335	$415,011	100%	100%
As of March 31, 2026 and 2025, no individual investment had a fair value greater than 5% of the Company’s total assets. During the year ended March 31, 2026, the Company deconsolidated an investment fund that was previously consolidated in the Company’s results as it was determined that the Company no longer held a controlling financial interest. As the Company continues to hold significant influence over the fund, the investment is accounted for under the equity method of accounting and is classified as a related party transaction. See note 13 for more information. Also, during the year ended March 31, 2026, the Company consolidated four additional StepStone Funds, including a CFE that issues notes payable that are backed by diversified collateral asset portfolios consisting primarily of interests in several of the StepStone Funds.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table summarizes the net realized and unrealized gains from investment activities of the Consolidated Funds:

	Year Ended March 31,
	2026	2025	2024
Investment Income of Consolidated Funds:
Net realized gains on investments	$7,539	$3,181	$2,325
Net unrealized gains on investments	84,868	62,193	26,147
Total investment income of Consolidated Funds	$92,407	$65,374	$28,472
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis.
Financial Instruments of the Company
As of March 31, 2026 and 2025, respectively, the Company held no financial instruments within the fair value hierarchy measured at fair value on a recurring basis.
Contingent Consideration
The Company previously held a contingent consideration obligation liability that was measured at fair value on a recurring basis. The fair value of the contingent consideration obligation was based on a discounted cash flow analysis using a probability-weighted average estimate of certain performance targets, including revenue levels. The significant unobservable inputs required to value the contingent consideration obligation primarily related to the future expected revenues and the discount rate applied to the expected future revenues and payments of obligations. The management fee revenue target for calendar year 2024 was achieved resulting in the full earn-out amount of $75.0 million, which was fully paid during the year ended March 31, 2025. In accordance with the contingent consideration arrangement, a portion of the contingent earn-out liability otherwise payable to the sellers included amounts paid to certain of the Company’s employees and former employees during the year ended March 31, 2025. As a result, the contingent consideration liability was settled net of $5.8 million paid. Changes in the fair value of the liabilities are included in general, administrative and other expenses in the consolidated statements of income (loss).

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Financial Instruments of Consolidated Funds

	As of March 31, 2026
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$1,800	$1,800
Debt securities	—	—	92,096	92,096
Total assets measured at fair value	—	—	93,896	93,896
Assets measured at net asset value(1)	—	—	—	621,439
Total assets	$—	$—	$93,896	$715,335

Liabilities
Debt obligations of Consolidated Funds(2)	$—	$—	$931,185	$931,185
Forward foreign currency contracts	—	187	—	187
Total liabilities	$—	$187	$931,185	$931,372
_______________________________
(1)Includes investment in funds, which are generally organized as partnership and LLC interests measured using the net asset value (“NAV”) per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value.
(2)As of March 31, 2026, the carrying value of the debt obligations of Consolidated Funds approximates fair value as the closing date of the fund and issuance of notes payable by the fund occurred near the reporting date.

	As of March 31, 2025
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$63,664	$63,664
Fund investments	—	—	866	866
Total assets measured at fair value	—	—	64,530	64,530
Assets measured at net asset value(1)	—	—	—	350,481
Total assets	$—	$—	$64,530	$415,011
_______________________________
(1)Includes investment in funds, which are generally organized as partnership and LLC interests and equity securities measured using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value.
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the years ended March 31, 2026 and 2025.
The Company generally values its investment funds, which are generally organized as partnership and LLC interests, using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value. The Company does not categorize within the fair value hierarchy investments where fair value is measured using the net asset value per share practical expedient. As of March 31, 2026 and 2025, investments with a combined fair value of $621.4 million and $350.5 million, respectively, are excluded from presentation in the fair value hierarchy as the fair value of these investments were measured at net asset value.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
As of March 31, 2026 and 2025, investments with a combined fair value of $93.9 million and $64.5 million, respectively, were classified as Level III investments. As of March 31, 2026, the significant unobservable input used to value these investments classified as Level III investments may include the yield method or mid probable realization value for debt securities. As of March 31, 2025, the significant unobservable inputs used to value these investments classified as Level III investments may include the enterprise value to revenue multiple or the discounts to recent transaction prices or recent round of financing.
A reconciliation from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	As of March 31,
	2026	2025
Financial Assets of Consolidated Funds
Balance, beginning of period:	$64,530	$13,694
Transfers into Level III	—	9,289
Transfers out of Level III	—	(4,332)
Purchases	10,808	38,369
Change in fair value	4,441	7,510
Deconsolidation of fund - Level III derecognition(1)	(77,861)	—
Initial consolidation of funds - Level III recognition(2)	93,896	—
Settlements	(1,918)	—
Balance, end of period:	$93,896	$64,530

Changes in unrealized gains included in earnings related to financial assets still held at the reporting date	$4,441	$7,510
_______________________________
(1)During the year ended March 31, 2026, the Company deconsolidated an investment fund that was previously consolidated in the Company’s results as it was determined that the Company no longer held a controlling financial interest. The related investments previously presented as Level III financial assets were derecognized due to the deconsolidation of the fund.
(2)During the year ended March 31, 2026, the Company consolidated four investment funds as it was determined that the Company held a controlling financial interest. Certain investments held by the funds have been presented as Level III financial assets.

	As of March 31,
	2026	2025
Financial Liabilities of Consolidated Funds
Balance, beginning of period:	$—	$—
Borrowings(1)	931,185	—
Change in fair value	—	—
Balance, end of period:	$931,185	$—

Changes in unrealized gains included in earnings related to financial liabilities still held at the reporting date	$—	$—
_______________________________
(1)During the year ended March 31, 2026, the Company consolidated a CFE vehicle that issues notes payable that are backed by diversified collateral asset portfolios consisting primarily of equity investments in several of the StepStone Funds. The notes payable have been presented as Level III financial liabilities.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
7.    Property and Equipment
Property and equipment is included in other assets and receivables in the consolidated balance sheets and consists of the following:

	As of March 31,
Property and equipment:	2026	2025
Office furniture	$8,928	$8,550
Computer equipment and software	5,173	4,416
Leasehold improvements	30,566	30,294
Property and equipment, gross	44,667	43,260
Less: Accumulated depreciation	(18,364)	(13,462)
Property and equipment, net	$26,303	$29,798
Depreciation expense related to property and equipment totaled $4.9 million, $4.5 million and $5.2 million for the years ended March 31, 2026, 2025 and 2024, respectively, and is included in general, administrative and other expenses in the consolidated statements of income (loss).
8.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of March 31,
	2026	2025
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(225,608)	(184,780)
Intangible assets, net	$223,044	$263,872
Amortization expense related to intangible assets was $40.8 million, $41.0 million and $42.4 million for the years ended March 31, 2026, 2025 and 2024, respectively. These amounts are included in general, administrative and other expenses in the consolidated statements of income (loss).
At March 31, 2026, the expected future amortization of finite-lived intangible assets is as follows:

Fiscal year ending March 31,
2027	$40,759
2028	40,759
2029	40,759
2030	40,759
2031	40,759
Thereafter	19,249
Total	$223,044

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The carrying value of goodwill was $580.5 million as of March 31, 2026 and 2025. The Company determined there was no indication of goodwill impairment as of March 31, 2026 and 2025.
9.    Debt Obligations
Debt Obligations of the Company
The Company’s debt obligations consist of the following:

	As of March 31,
	2026	2025
Series A senior notes	$175,000	$175,000
Revolver	100,000	100,000
Total remaining principal	275,000	275,000
Less: Debt issuance costs	(4,428)	(5,732)
Total debt obligations	$270,572	$269,268
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
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of March 31, 2026 and 2025, respectively, the carrying value of the Notes, net of debt issuance costs, approximated fair value.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of March 31, 2026 was 5.79%.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of March 31, 2026, the Company had outstanding letters of credit totaling $10.1 million.
Debt Obligations of Consolidated Funds
The debt obligations of the Consolidated Funds consist of the following:

	As of March 31,
	2026	2025
Senior secured notes(1)	$736,863	$—
Subordinated notes (2)	194,322	—
Total debt obligations(3)	$931,185	$—
_______________________________
(1)As of March 31, 2026, the weighted-average interest rate for the senior secured notes was 7.59%. The senior secured notes do not require scheduled principal repayments and the entire principal amount is due at maturity in April 2041.
(2)The subordinated notes do not have contractual interest rates but instead receive the residual of cash flows from underlying investments after the priority repayment of principal and interest to the senior noteholders.
(3)As of March 31, 2026, the carrying value of the debt obligations of Consolidated Funds approximates fair value as the closing date of the fund and issuance of notes payable by the fund occurred near the reporting date.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Debt obligations of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by a consolidated CFE. The Company is not liable for any of the notes payable issued by the CFE which are collateralized by the assets held by the CFE. As of March 31, 2026, the collateral of the CFE consisted of cash and cash equivalents and investments in funds which are generally organized as partnership and LLC interests. The notes payable may only be repaid from collateral proceeds, which will occur as distributions are received from underlying assets. Notes payable of the Consolidated Funds are collateralized by the assets held by the Consolidated Funds and the assets of one fund may not be used to satisfy the liabilities of another fund.
As of March 31, 2026, the consolidated CFE has the ability to issue up to $1,396.8 million of additional notes payable.
Credit Facilities of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. The debt obligations of the Consolidated Funds are non-recourse to the Company.
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of March 31, 2026, there were no outstanding borrowings under the Fund Credit Facility.
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
In March 2026, the Company’s consolidated CFE entered into a credit agreement arranged by Alter Domus LLC, as the administrative agent, and certain other lenders party thereto that provides for a revolving credit facility (the “Liquidity Loan Facility”) of up to $408.4 million. As of March 31, 2026, there were no outstanding borrowings under the Liquidity Loan Facility.
Borrowings under the Liquidity Loan Facility bear interest at a variable rate per annum at the Term SOFR plus a margin of 270 basis points. The facility also bears an unused commitment fee of 1.00% per annum.
Borrowings under the Liquidity Loan Facility may be repaid at any time during the term of the Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Liquidity Loan Facility is March 23, 2031.

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
Liquidity Loan Facility
Under the terms of the Liquidity Loan Facility, certain of the assets of the Consolidated Funds serve as pledged collateral. In addition, the Liquidity Loan Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Liquidity Loan Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Liquidity Loan Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
As of March 31, 2026, the Company was in compliance with the covenants under its various debt agreements.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
10.    Equity-Based Compensation
2020 Long-Term Incentive Plan
The Company has adopted its 2020 Long-Term Incentive Plan (“LTIP”), which allows for the granting of stock options, stock appreciation rights, restricted stock awards, RSUs and PRSUs to employees, directors and consultants. As of March 31, 2026, there were 33,350,662 shares of Class A common stock available to grant under the LTIP.
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
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2025	1,024,007	$42.28
Granted	717,297	$46.50
Vested	(353,391)	$(39.20)
Forfeited	(10,728)	$(38.76)
Balance as of March 31, 2026	1,377,185	$45.29
The weighted-average grant-date fair value of RSUs granted during the years ended March 31, 2026, 2025, and 2024 was $46.50, $53.60, and $35.07, respectively. The total fair value as of the respective vesting dates of RSUs vested during the years ended March 31, 2026, 2025 and 2024 was $20.2 million, $48.9 million and $24.3 million, respectively.
Performance-Based Restricted Stock Units
The Company grants PRSUs to certain employees that are subject to both performance-based and service-based vesting conditions. The vesting of the awards is subject to achievement of an annual income contribution target for any fiscal year within a five-year performance period and continued employment through the date the performance target is certified at the end of the fiscal year in which the target is achieved. The performance target may be met in any fiscal year within the five-year performance period, and the vesting date will occur at the end of the fiscal year period in which the target is achieved. If the performance target is not met by the end of the performance period, the awards will immediately be forfeited. Compensation cost is recognized over the requisite service period if it is probable that the performance condition will be satisfied.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2025	69,870	$53.67
Granted	10,804	$57.85
Vested	(2,161)	$(57.85)
Forfeited	—	$—
Balance as of March 31, 2026	78,513	$54.13
The weighted-average grant-date fair value of PRSUs granted during the years ended March 31, 2026 and 2025 was $57.85 and $53.67, respectively. No PRSUs were granted during the year ended March 31, 2024. The total fair value as of the respective vesting dates of PRSUs vested during the year ended March 31, 2026 was $0.1 million. No PRSUs vested during the years ended March 31, 2025 and 2024, respectively.
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
The Class B2 Interests were classified as equity-based awards, and the associated equity-based compensation expense was recognized on a straight-line basis over the vesting period, with a corresponding increase to stockholders’ equity in the Company’s consolidated balance sheets.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. As of March 31, 2026, the fair value of the liability classified awards was based on the contractual redemption price. The contractual redemption price is calculated based on the adjusted net income of SPW multiplied by an adjusted trading multiple for the Company’s Class A common stock, and then increased or reduced for certain other specified items. As of March 31, 2025, the fair value of the liability classified awards was based on an income approach using a discounted cash flow analysis, a market approach using observable inputs from similar or comparable transactions in the market and the contractual redemption price. A third-party valuation specialist assisted the Company with the fair value estimate for the awards. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW, a discount rate and an adjusted trading multiple. The Company applied a discount rate of 27% and 34% as of March 31, 2026 and 2025, respectively, and an adjusted trading multiple of 14.7x and 20.0x as of March 31, 2026 and 2025, respectively.
For the years ended March 31, 2026, 2025 and 2024, the Company recognized $1,720.9 million, $651.8 million and $22.9 million, respectively, of expense related to liability classified awards within equity-based compensation expense in the consolidated statements of income (loss). For the years ended March 31, 2026, 2025 and 2024, the Company paid $118.8 million, $16.2 million, and $3.1 million, respectively, related to the settlement of liability classified awards. As of March 31, 2026 and 2025, the Company had recognized $2,265.8 million and $663.9 million, respectively, for liability classified awards within accrued compensation and benefits in the consolidated balance sheets.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. The offering periods run from April 1 to September 30, and October 1 to March 31 each year. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the years ended March 31, 2026 and 2025, 85,764 shares and 69,807 shares, respectively, were purchased under the ESPP. There were no shares purchased under the ESPP during the year ended March 31, 2024 as the ESPP had not yet commenced. As of March 31, 2026, the Company has 2,044,429 shares of Class A common stock reserved for future issuances under the ESPP.
As of March 31, 2026, $66.3 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.3 years.
The Company recognized tax benefits related to equity-based awards of $4.0 million, $18.5 million and $4.5 million for the years ended March 31, 2026, 2025 and 2024, respectively.
11.    Income Taxes
The Company’s income (loss) before income tax consisted of the following:

	Year Ended March 31,
	2026	2025	2024
Domestic income (loss) before income tax	$(960,921)	$(278,526)	$127,311
Foreign income before income tax	69,752	56,491	68,085
Total income (loss) before income tax	$(891,169)	$(222,035)	$195,396

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s provision for income taxes:

	Year Ended March 31,
	2026	2025	2024
Current:
Federal	$24,169	$11,869	$7,395
State and local	6,037	2,944	1,650
Foreign	17,147	11,303	9,349
Total current income tax expense	47,353	26,116	18,394

Deferred:
Federal	(166,741)	(69,805)	8,815
State and local	(24,037)	(5,234)	295
Foreign	(4,468)	(285)	72
Total deferred income tax expense (benefit)	(195,246)	(75,324)	9,182
Total income tax expense (benefit)	$(147,893)	$(49,208)	$27,576
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate for the year ended March 31, 2026, subsequent to the adoption of ASU 2023-09, is as follows:

	Year Ended March 31, 2026
	Amount	Percentage
U.S. federal statutory income tax rate	$(187,146)	21.0%
State and local taxes, net of federal tax benefit(1)	(13,563)	1.5
Foreign tax effects
Other	11,964	(1.4)
Effects of cross-border tax laws	2,032	(0.2)
Changes in valuation allowances	1,608	(0.2)
Non-taxable or non-deductible items	(5,851)	0.7
Other
Income passed through to limited partners	43,568	(4.9)
Other	(505)	0.1
Effective income tax rate	$(147,893)	16.6%
_______________________________
(1)State taxes in California and New York City comprised the majority (greater than 50%) of the tax effect in this category.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended March 31, 2025 and 2024, respectively, prior to the adoption of ASU 2023-09, and as previously disclosed in prior years, is as follows:

	Year Ended March 31,
	2025	2024
Federal tax at statutory rate	21.0%	21.0%
State and local income tax	0.6	1.1
Amounts allocated to non-controlling interests	0.6	(11.8)
Foreign taxes	(5.0)	4.8
Valuation allowance	(0.8)	(0.3)
Stock-based compensation	1.7	(0.5)
Return to provision adjustment	1.2	(0.3)
Other	2.9	0.1
Effective tax rate	22.2%	14.1%
Upon adoption of ASU 2023-09, cash paid for income taxes, net of refunds, during the year ended March 31, 2026 is as follows:

Year Ended March 31, 2026
U.S. federal	$26,218
U.S. state and local
New York City	2,350
Other	1,584
Foreign
Australia	2,993
Switzerland	3,892
Other countries	5,286
Total cash paid for income taxes, net of refunds	$42,323
The Company’s effective tax rate is dependent on many factors, including the estimated amount of income subject to tax. Consequently, the effective tax rate can vary from period to period. The Company’s overall effective tax rate in fiscal 2026 is less than the statutory rate. This is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. The Company’s overall effective tax rate in fiscal 2025 differs from the statutory rate primarily because of the impact of nondeductible items. The Company’s overall effective tax rate in fiscal 2024 is less than the statutory rate primarily because a portion of income is allocated to non-controlling interests, as the tax liability on such income is borne by the holders of such non-controlling interests.
The Company continues to monitor and evaluate legislative developments related to the proposed Global Anti-Base Erosion (“GloBE”) Model Rules established under the Organization for Economic Co-operation and Development’s Pillar Two framework. Several countries where the Company operates have adopted GloBE into legislation, and additional countries are anticipated to adopt these rules in the future. To date, these legislative changes have not had a material impact on the Company’s effective tax rate.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents the components of the Company’s deferred income tax assets and liabilities:

	As of March 31,
	2026	2025
Deferred tax assets:
Investment in the Partnership	$635,804	$403,166
Other	10,820	3,655
Total deferred tax assets before valuation allowance	646,624	406,821
Valuation allowance	(31,836)	(23,935)
Total net deferred tax assets	614,788	382,886
Deferred tax liabilities:
Total deferred tax liabilities	517	420
Net deferred tax assets	$614,271	$382,466
As of March 31, 2026, the Company had U.S. federal tax credit carryforwards of $3.8 million. The federal tax credit carryforwards will expire at various dates beginning in 2032.
In accordance with the Transaction Agreements outlined in note 14, the Company recorded a reallocation adjustment among SSG stockholders' equity, non-controlling interests in the Partnership, and non-controlling interests in subsidiaries. As a result of the 2025 Exchange (as defined in note 14), the Company recorded a $10.6 million decrease in deferred tax assets recorded through equity for the year ended March 31, 2026.
During the years ended March 31, 2026 and 2025, the Company recognized an expense within equity-based compensation expense in the consolidated statements of income (loss) to remeasure the profits interests issued in SPW which are accounted for as liability classified awards. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax asset by $232.6 million and $90.4 million during the years ended March 31, 2026 and 2025, respectively. See note 10 for more information.
In connection with the exchanges of Class B, Class C and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during fiscal 2026, the Company recorded an overall increase to the deferred tax assets for the year ended March 31, 2026 of $52.5 million, and an increase in the valuation allowance of $8.1 million. Additionally, the Company recorded a corresponding Tax Receivable Agreements liability of $43.0 million, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $12.6 million, $9.8 million and $10.3 million during the years ended March 31, 2026, 2025 and 2024, respectively, under the Tax Receivable Agreements. As of March 31, 2026, the Company’s total Tax Receivable Agreements liability was $344.2 million. See note 13 for more information on the Tax Receivable Agreements.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized. The total ending valuation allowance for the year ended March 31, 2026 was $31.8 million. Apart from the valuation allowance, the Company believes that the remaining deferred tax assets will be realized in full.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
A summary of the change in valuation allowance by year is as follows:

Valuation Allowance
Balance at March 31, 2024	$13,596
Income tax increase	3,900
Equity increase	6,439
Balance at March 31, 2025	23,935
Income tax decrease	(150)
Equity increase	8,051
Balance at March 31, 2026	$31,836
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by U.S. federal and certain state and local tax authorities. Management has analyzed the Company’s tax positions taken with respect to all applicable income tax issues, for all open tax years, and for all jurisdictions in which the Company is required to file tax returns and has concluded that no provision for income taxes related to uncertain tax positions is required in the Company’s consolidated financial statements for the years ended March 31, 2026, 2025 and 2024.
The Company files U.S. federal, state, local and foreign tax returns on a calendar-year basis, with certain foreign jurisdictions filing on a fiscal-year basis. With limited exception, returns filed prior to 2021 are no longer subject to examination by the applicable taxing authorities. There are currently no material examinations being conducted of the Company by tax authorities.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
12.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the years ended March 31, 2026, 2025 and 2024. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Year Ended March 31,
	2026	2025	2024
(in thousands, except share and per share amounts)
Numerator:
Net income (loss) attributable to StepStone Group Inc. – Basic	$(535,808)	$(179,563)	$58,091
Incremental income from assumed vesting of RSUs	—	—	451
Incremental income from assumed vesting and exchange of Class B2 units(1)	—	—	2,202
Net income (loss) attributable to StepStone Group Inc. – Diluted	$(535,808)	$(179,563)	$60,744

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	79,039,229	71,142,916	63,489,135
Assumed vesting of RSUs	—	—	512,152
Assumed vesting and exchange of Class B2 units[1]	—	—	2,542,751
Weighted-average shares of Class A common stock outstanding – Diluted	79,039,229	71,142,916	66,544,038

Net income (loss) per share of Class A common stock:
Basic	$(6.78)	$(2.52)	$0.91
Diluted	$(6.78)	$(2.52)	$0.91
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The calculation of diluted earnings per share excludes 38,637,761 Class B units, 931,103 Class C units and 1,917,870 Class D units of the Partnership outstanding as of March 31, 2026, 39,656,954 Class B units, 965,761 Class C units and 1,365,065 Class D units of the Partnership outstanding as of March 31, 2025, and 45,030,959 Class B units and 1,852,212 Class C units of the Partnership outstanding as of March 31, 2024, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 78,513 PRSUs outstanding as of March 31, 2026 as the related performance targets have not been met as of March 31, 2026.
As the Company was in a net loss position for the year ended March 31, 2026, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,377,185 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
As the Company was in a net loss position for the year ended March 31, 2025, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,024,007 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
13.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $664.6 million, $570.9 million and $390.5 million for the years ended March 31, 2026, 2025 and 2024, respectively. The Company earned incentive fees from the StepStone Funds of $209.1 million, $22.6 million and $9.1 million for the years ended March 31, 2026, 2025 and 2024, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $708.3 million, $301.2 million and $176.3 million for the years ended March 31, 2026, 2025 and 2024, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $138.7 million, $74.3 million, and $(75.2) million for the years ended March 31, 2026, 2025 and 2024, respectively.
Due from affiliates in the consolidated balance sheets consists primarily of fees and accounts receivable from the StepStone Funds, advances made on behalf of the StepStone Funds for the payment of certain organization and operating costs and expenses for which the Company is subsequently reimbursed, amounts due from employees and loans due from affiliated entities, as set forth below.

	As of March 31,
	2026	2025
Amounts receivable from StepStone Funds	$58,257	$65,765
Amounts receivable from employees	39,558	12,919
Amounts receivable from loans	15,335	14,039
Total due from affiliates	$113,150	$92,723
Due to affiliates in the consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and amounts due to employee equity holders of consolidated subsidiaries, as set forth below.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)

	As of March 31,
	2026	2025
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$344,210	$313,749
Amounts payable to StepStone Funds	18,623	18,072
Total due to affiliates	$362,833	$331,821
The Company made payments of $12.6 million, $9.8 million and $10.3 million during the years ended March 31, 2026, 2025 and 2024, respectively, under the Tax Receivable Agreements.
14.    Stockholders’ Equity and Redeemable Non-Controlling Interests
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2025:

	Class A Common Stock	Class B Common Stock
March 31, 2025	76,761,399	39,656,954
Class A common stock issued in exchange for Class B Partnership units	1,019,193	(1,019,193)
Class A common stock issued in exchange for Class C Partnership units	34,658	—
Class A common stock issued in exchange for Class D Partnership units	1,892,506	—
Class A common stock issued for vesting of equity-based awards, net of shares withheld for taxes	348,502	—
Class A common stock issued for purchase of asset class non-controlling interests	756,105	—
Class A common stock issued under ESPP	85,764	—
Class A common stock repurchased and retired	(194,574)	—
March 31, 2026	80,703,553	38,637,761
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of March 31, 2026, no shares of preferred stock were issued or outstanding.

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
In March 2026, the Company issued 379,955 shares of Class A common stock to certain limited partners of the Partnership in exchange for 379,955 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company.
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

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Stock Repurchase Program
On March 9, 2026, the Company’s board of directors authorized a stock repurchase program of up to $100.0 million of the Company’s Class A common stock and Class A units of the Partnership, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from the Company in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units.
The following table presents information about Class A common stock repurchased on the open market:

	Year Ended March 31,
(in thousands, except share and per share amounts)	2026	2025	2024
Shares of Class A common stock repurchased	194,574	—	—
Average price paid per share	$44.77	$—	$—
Total cost	$8,711	$—	$—
As of March 31, 2026, the amount remaining available for repurchases was $91.3 million.
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
The Transaction Agreements provide for, among other things and subject to the terms and conditions therein, the exchange of the sellers’ equity interests in the Asset Class Entities, as applicable, for a combination of (i) Class D units in the Partnership with terms substantially similar to the Partnership’s existing Class C units, in the case of SRA and SRE, or shares of the Company’s Class A common stock, in the case of SPD and (ii) cash (at the discretion of the Company for all exchanges except the initial exchange), in up to ten annual exchanges (increased to up to fifteen annual exchanges in certain circumstances in case of the sellers of SRA equity interests). The Transaction Agreements allow for issuance of up to 75 million shares as consideration for settlement of the transaction.
The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Company’s Class A common stock with respect to the Company’s estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place. If this threshold is not met for a particular year, the exchange for that year will be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.

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
As of March 31, 2026, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $8.8 million in the consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
Dividends and Distributions
Dividends and distributions are reflected in the consolidated statements of stockholders’ equity when declared by the board of directors. Dividends are made to Class A common stockholders and distributions are made to limited partners of the Partnership and holders of non-controlling interests in subsidiaries.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table presents information regarding quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2023	$0.20
Supplemental[2]	June 30, 2023	0.25
Second quarter	September 15, 2023	0.21
Third quarter	December 15, 2023	0.21
Fourth quarter	March 15, 2024	0.21
Total dividends paid in FY2024		$1.08

First quarter	June 28, 2024	$0.21
Supplemental[2]	June 28, 2024	0.15
Second quarter	September 13, 2024	0.24
Third quarter	December 13, 2024	0.24
Fourth quarter	March 14, 2025	0.24
Total dividends paid in FY2025		$1.08

First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Third quarter	December 15, 2025	0.28
Fourth quarter	March 13, 2026	0.28
Total dividends paid in FY2026		$1.48
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2023, 2024 and 2025, respectively.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Year Ended March 31,
	2026	2025
Beginning balance	$377,897	$102,623
Contributions	403,323	240,256
Redemption of redeemable non-controlling interests	(53,681)	(18,713)
Net income	65,988	53,731
Deconsolidation of consolidated fund	(607,291)	—
Ending balance	$186,236	$377,897

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Year Ended March 31,
	2026	2025
Beginning balance	$6,327	$115,920
Net income	2,450	758
Redemption of redeemable non-controlling interests	—	(110,351)
Ending balance	$8,777	$6,327
15.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its consolidated financial statements as of March 31, 2026.
Lease Commitments
The Company leases offices in 31 cities in North America, South America, Europe, Middle East, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of March 31, 2026, there were no finance leases outstanding.
In May 2025, the Company executed an agreement to lease an additional floor for its New York office. The Company expects to gain access to the office space during the fiscal year ending March 31, 2027. At that time, the Company will establish a ROU asset and lease liability for the new lease. Upon lease commencement, total future lease payments are expected to be approximately $59 million over approximately 15 years.
The components of lease expense included in general, administrative and other expenses in the consolidated statements of income (loss) were as follows:

	Year Ended March 31,
	2026	2025	2024
Operating lease cost(1)	$16,881	$16,190	$15,578
Variable lease cost	1,439	1,269	459
Sublease income	(1,852)	(1,842)	(1,851)
Total lease cost	$16,468	$15,617	$14,186
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$17,334	$15,577	$12,650
Weighted-average remaining lease term for operating leases (in years)	10.5	10.7	11.4
Weighted-average discount rate for operating leases	4.7%	4.7%	4.7%
As of March 31, 2026, maturities of operating lease liabilities were as follows:

FY2027	$16,001
FY2028	13,832
FY2029	15,880
FY2030	16,179
FY2031	16,229
Thereafter	56,610
Total lease liabilities	134,731
Less: Imputed interest	(31,131)
Total operating lease liabilities	$103,600
Unfunded Capital Commitments
As of March 31, 2026 and 2025, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $110.0 million and $125.0 million, respectively. The $110.0 million and $125.0 million of unfunded commitments as of March 31, 2026 and 2025, respectively, exclude $28.3 million and $47.8 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds. As of March 31, 2026 and 2025, the Consolidated Funds had unfunded capital commitments to funds of $2,401.1 million and $0 million, respectively.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of March 31, 2026 and 2025, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of March 31, 2026, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $438.7 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the consolidated balance sheets as of March 31, 2026 and 2025. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
16.    Employee Benefits
The Company provides defined contribution plans covering employees subject to minimum age and service guidelines. Eligible employees may contribute a percentage of their annual compensation subject to statutory guidelines. The Company makes non-discretionary contributions to the plans, which amounted to $8.4 million, $6.6 million and $6.0 million for the years ended March 31, 2026, 2025 and 2024, respectively, and are included in cash-based compensation in the consolidated statements of income (loss).
One of the Company’s subsidiaries with non-U.S. operations maintains a defined benefit pension plan (the “Plan”). The Plan covers certain non-U.S. employees and provides benefits to such employees upon retirement, disability and/or death. As of March 31, 2026 and 2025, the Plan’s assets totaled $52.5 million and $40.1 million, respectively. As of March 31, 2026 and 2025, the underfunded pension obligation, based on the latest actuarial determination, was $0.1 million and $1.0 million, respectively, and is included in accrued compensation and benefits in the consolidated balance sheets. Net period benefit cost recognized was $1.8 million, $1.3 million and $1.0 million for the years ended March 31, 2026, 2025 and 2024, respectively, which is included in cash-based compensation in the consolidated statements of income (loss).
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
18.    Subsequent Events
On May 20, 2026, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock and a supplemental cash dividend of $0.55 per share of Class A common stock, both payable on June 30, 2026 to holders of record as of the close of business on June 15, 2026.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, based on the criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2026.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Attestation Report of the Independent Registered Public Accounting Firm
Ernst & Young LLP, our independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this annual report and issued its report on the effectiveness of our internal control over financial reporting as of March 31, 2026, which is included in Item 8 of this annual report.
Item 9B. Other Information.
(a) Trading Arrangements.
The table below summarizes the terms of “Rule 10b5-1 trading arrangements,” as defined in Item 408 of Regulation S-K, adopted, modified or terminated by our executive officers or directors during the quarter ended March 31, 2026. The trading arrangement listed below is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan(1)	Aggregate number of Class A ordinary shares to be sold pursuant to the trading agreement
Jose Fernandez	Co-Chief Operating Officer and Director	Plan adopted February 20, 2026	Plan terminates February 13, 2027	202,290
_______________________________
(1)Such plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.
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
The remaining information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Executive Officers” of the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2026.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections titled “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation Tables”, and “Fiscal 2026 Director Compensation” of the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2026.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding the beneficial ownership of our common stock required by this item is incorporated by reference to the section titled “Beneficial Ownership of Securities” of the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2026.
Securities Authorized for Issuance under Equity Compensation Plans
The table set forth below provides information concerning the awards that may be issued under the LTIP and ESPP as of March 31, 2026:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (2)
Equity compensation plans approved by security holders	1,455,698	N/A	35,395,091
Equity compensation plans not approved by security holders	—	—	—
Total	1,455,698	N/A	35,395,091
_______________________________
(1)Reflects the outstanding RSUs and PRSUs granted under the LTIP as of March 31, 2026.

(2)Includes 2,044,429 shares available for issuance under the ESPP as of March 31, 2026 and 33,350,662 shares available for issuance under the LTIP as of March 31, 2026. The aggregate number of our shares available for future issuance under the LTIP automatically increases on January 1st of each year beginning in 2021 and ending with a final increase on January 1, 2030, in an amount equal to 5% of the total number of shares of stock outstanding on December 31st of the preceding calendar year. The Board may provide that there will be no January 1st increase in the shares available for future issuance for any such year or that the increase in the shares available for future issuance for any such year will be a smaller number of shares than would otherwise occur under the automatic increase.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the sections titled “Certain Relationships and Related Person Transactions” and “Director Independence” of the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2026.
Item 14. Principal Accountant Fees and Services.
The information required by this item is incorporated by reference to the section titled “Independent Registered Public Accounting Firm” of the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after March 31, 2026.

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
(3)Exhibits:

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
2.1	Transaction Agreement, dated July 7, 2021, by and among, StepStone Group Inc., StepStone Group LP, certain wholly-owned subsidiaries of StepStone Group LP, the sellers party thereto, Greenspring Associates, Inc. and certain of its affiliates and Shareholder Representative Services LLC, as Seller Representative.	8-K	2.1	7/07/2021	001-39510
2.2	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Group Real Estate LP, Jeffrey Giller, solely in his capacity as a seller representative, and the seller parties signatory thereto.	8-K	2.1	2/08/2024	001-39510
2.3	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Group Real Assets LP, James O’Leary, solely in his capacity as a seller representative, and the seller parties signatory thereto.	8-K	2.2	2/08/2024	001-39510
2.4	Transaction Agreement, dated February 7, 2024, by and among StepStone Group Inc., StepStone Group LP, StepStone Europe Limited, Swiss Capital Alternative Investments AG, Marcel Schindler, solely in his capacity as a seller representative, and SC Partner LP.	8-K	2.3	2/08/2024	001-39510

3.1	Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.2	9/19/2025	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
4.1	Description of Securities.					X
4.2	Form of 5.52% Series A Senior Note due October 22, 2029 (included in Exhibit 10.18).	8-K	4.1	10/23/2024	001-39510
10.1	Tenth Amended and Restated Limited Partnership Agreement of StepStone Group LP, dated as of May 31, 2024, by and among StepStone Group Holdings LLC, as General Partner, and each of the other persons and entities party thereto.	8-K	10.1	5/31/2024	001-39510
10.2	Tax Receivable Agreement (Exchanges), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities party thereto.	8-K	10.2	9/18/2020	001-39510
10.3	Tax Receivable Agreement (Reorganization), dated as of September 18, 2020, by and among StepStone Group Inc., StepStone Group LP, and each of the other persons and entities party thereto.	8-K	10.3	9/18/2020	001-39510
10.4	Exchange Agreement, dated as of September 18, 2020, by and among the Company, the Partnership, and each of the other persons and entities party thereto.	8-K	10.4	9/18/2020	001-39510
10.5	Second Amended & Restated Registration Rights Agreement, dated as of May 31, 2024, by and among the Company and the other persons and entities party thereto.	8-K	10.2	5/31/2024	001-39510
10.6	Amended and Restated Stockholders Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.2	9/20/2021	001-39510
10.7†	StepStone Group Inc. 2020 Long-Term Incentive Plan.	8-K	10.7	9/18/2020	001-39510
10.8†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan.	10-K	10.8	5/23/2025	001-39510
10.9†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan (for awards issued between February 2023 and February 2025).	10-Q	10.2	2/09/2023	001-39510
10.10†	Form of Restricted Stock Unit Award Agreement under the 2020 Long-Term Incentive Plan (for awards issued prior to February 2023).	S-1	10.8	8/24/2020	333-248313
10.11†	Form of Indemnification Agreement for directors and officers.	S-1	10.9	8/24/2020	333-248313
10.12	Class C Exchange Agreement, dated as of September 20, 2021, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.5	9/20/2021	001-39510
10.13	Amended and Restated Credit Agreement, dated as of May 16, 2024, by and among StepStone Group LP, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain other lenders party thereto.	8-K	10.1	5/17/2024	001-39510
10.14	Option Agreement, dated November 2, 2022.	8-K	10.1	11/03/2022	001-39510

10.15†	Consulting Services Agreement, effective as of August 1, 2023, by and among StepStone Group Inc., StepStone Group LP, MMAR HNL, LLC and Monte Brem.	10-Q	10.2	8/07/2023	001-39510
10.16†	StepStone Group Inc. 2023 Employee Stock Purchase Plan, as amended.					X
10.17	Class D Exchange Agreement, dated as of May 31, 2024, by and among the Company, the Partnership and the other persons and entities party thereto.	8-K	10.3	5/31/2024	001-39510
10.18^	Note Purchase Agreement, dated as of October 22, 2024, by StepStone Group LP and acknowledged and agreed to by the purchasers party thereto.	8-K	10.1	10/23/2024	001-39510
10.19†	StepStone Group LP Evergreen Fund Incentive Plan, as amended.					X
10.20†	Form of Award Agreement under the StepStone Group LP Evergreen Fund Incentive Plan.	10-K	10.20	5/23/2025	001-39510
10.21†	Change in Control Severance Agreement, dated as of May 20, 2025, by and among the Company, the Partnership and David Y. Park.	10-K	10.21	5/23/2025	001-39510
10.22†	StepStone Group Inc. Deferred Compensation Plan	10-Q	10.1	2/05/2026	001-39510
19.1	StepStone Group Inc. Insider Trading Policy.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Ernst & Young LLP.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	StepStone Group Inc. Clawback Policy.	10-K	97.1	5/24/2024	001-39510
101
The following financial information in Part II, Item 8, “Financial Statements and Supplementary Data” from our annual report on Form 10-K for the year ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income (Loss); (iii) the Consolidated Statements of Comprehensive Income (Loss); (iv) the Consolidated Statements of Stockholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 27, 2026.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 27, 2026.

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