Form 10-Q
period 2026-06-30
StepStone Group Inc.
filed 2026-08-07
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of August 4, 2026, there were 82,288,907 shares of the registrant’s Class A common stock, par value $0.001, and 38,387,761 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact, including statements regarding guidance, industry prospects or future results of operations or financial position made in this Form 10-Q are forward-looking. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies, the favorability of the private markets fundraising environment, successful integration of acquired businesses and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2026 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	June 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$201,167	$213,065
Restricted cash	581	579
Fees and accounts receivable	109,711	133,287
Due from affiliates	153,019	113,150
Investments:
Investments in funds	264,450	249,447
Accrued carried interest allocations	2,080,443	2,036,892
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	783,847	752,776
Deferred income tax assets	663,333	614,788
Lease right-of-use assets, net	95,222	81,565
Other assets and receivables	59,861	58,946
Intangibles, net	212,855	223,044
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	501,353	905,357
Investments, at fair value	2,035,883	715,335
Other assets	25,407	83,929
Total assets	$7,767,674	$6,762,702
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$84,915	$102,685
Accrued compensation and benefits	2,681,305	2,360,770
Accrued carried interest-related compensation	1,145,080	1,100,604
Legacy Greenspring accrued carried interest-related compensation(1)	656,035	619,186
Due to affiliates	366,798	362,833
Lease liabilities	116,465	103,600
Debt obligations	270,898	270,572
Liabilities of Consolidated Funds:
Other liabilities	25,879	25,241
Debt obligations, at fair value	1,180,643	931,185
Total liabilities	6,528,018	5,876,676
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	259,913	186,236
Redeemable non-controlling interests in subsidiaries	9,214	8,777
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 82,340,884 and 80,703,553 issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	82	81
Class B common stock, $0.001 par value, 125,000,000 authorized; 38,387,761 and 38,637,761 issued and outstanding as of June 30, 2026 and March 31, 2026, respectively	38	39
Additional paid-in capital	541,815	482,057
Accumulated deficit	(1,082,511)	(896,879)
Accumulated other comprehensive income	1,376	1,143
Total StepStone Group Inc. stockholders’ equity	(539,200)	(413,559)
Non-controlling interests in subsidiaries	1,867,651	1,373,242
Non-controlling interests in legacy Greenspring entities(1)	127,812	133,590
Non-controlling interests in the Partnership	(485,734)	(402,260)
Total stockholders’ equity	970,529	691,013
Total liabilities and stockholders’ equity	$7,767,674	$6,762,702
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	June 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$104,312	$90,403
Restricted cash	581	579
Fees and accounts receivable	76,615	107,352
Due from affiliates	81,263	53,123
Investments in funds	80,609	77,202
Legacy Greenspring investments in funds and accrued carried interest allocations	783,847	752,776
Deferred income tax assets	4,111	4,491
Lease right-of-use assets, net	15,157	15,850
Other assets and receivables	12,714	16,135
Assets of Consolidated Funds:
Cash and cash equivalents	501,353	905,357
Investments, at fair value	2,035,883	715,335
Other assets	25,407	83,929
Total assets	$3,721,852	$2,822,532

Liabilities
Accounts payable, accrued expenses and other liabilities	$28,336	$36,438
Accrued compensation and benefits	2,620,971	2,321,815
Legacy Greenspring accrued carried interest-related compensation	656,035	619,186
Due to affiliates	25,331	18,292
Lease liabilities	16,484	17,048
Liabilities of Consolidated Funds:
Other liabilities	25,879	25,241
Debt obligations, at fair value	1,180,643	931,185
Total liabilities	$4,553,679	$3,969,205
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2026	2025
Revenues
Management and advisory fees, net	$269,171	$211,173
Performance fees:
Incentive fees	—	190
Carried interest allocations:
Realized	28,572	24,404
Unrealized	43,975	88,883
Total carried interest allocations	72,547	113,287
Legacy Greenspring carried interest allocations(1)	37,171	39,637
Total performance fees	109,718	153,114
Total revenues	378,889	364,287
Expenses
Compensation and benefits:
Cash-based compensation	117,234	95,985
Equity-based compensation	317,277	188,718
Performance fee-related compensation:
Realized	13,862	11,705
Unrealized	44,686	44,357
Total performance fee-related compensation	58,548	56,062
Legacy Greenspring performance fee-related compensation(1)	37,171	39,637
Total compensation and benefits	530,230	380,402
General, administrative and other	53,469	42,914
Total expenses	583,699	423,316
Other income (expense)
Investment income	10,823	10,512
Legacy Greenspring investment income (loss)(1)	(5,247)	3,382
Investment income of Consolidated Funds	2,844	21,671
Interest income	4,721	2,496
Interest expense	(4,338)	(4,534)
Other income (loss)	(4,243)	5,152
Total other income	4,560	38,679
Loss before income tax	(200,250)	(20,350)
Income tax benefit	(29,884)	(8,339)
Net loss	(170,366)	(12,011)
Less: Net income attributable to non-controlling interests in subsidiaries	22,731	28,617
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(5,247)	3,382
Less: Net loss attributable to non-controlling interests in the Partnership	(76,134)	(27,122)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	3,663	20,957
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	437	579
Net loss attributable to StepStone Group Inc.	$(115,816)	$(38,424)

Net loss per share of Class A common stock:
Basic	$(1.41)	$(0.49)
Diluted	$(1.41)	$(0.49)
Weighted-average shares of Class A common stock:
Basic	81,995,674	77,846,710
Diluted	81,995,674	77,846,710
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2, 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2026	2025
Net loss	$(170,366)	$(12,011)
Other comprehensive income (loss):
Foreign currency translation adjustment	305	(777)
Total other comprehensive income (loss)	305	(777)
Comprehensive loss before non-controlling interests	(170,061)	(12,788)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	22,839	28,301
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	(5,247)	3,382
Less: Comprehensive loss attributable to non-controlling interests in the Partnership	(76,066)	(27,289)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	3,663	20,957
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	437	579
Comprehensive loss attributable to StepStone Group Inc.	$(115,687)	$(38,718)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at March 31, 2026	$81	$39	$482,057	$(896,879)	$1,143	$1,373,242	$133,590	$(402,260)	$691,013
Net income (loss)	—	—	—	(115,816)	—	22,731	(5,247)	(76,134)	(174,466)
Other comprehensive income	—	—	—	—	129	108	—	68	305
Contributed capital	—	—	—	—	—	151,075	200	—	151,275
Equity-based compensation	—	—	4,518	—	—	157	—	2,391	7,066
Distributions	—	—	—	—	—	(292,267)	(731)	(37,893)	(330,891)
Dividends declared	—	—	—	(69,816)	—	—	—	—	(69,816)
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	1	(1)	(1)	—	—	—	—	—	(1)
Purchase of non-controlling interests	—	—	(6,236)	—	—	—	—	(3,353)	(9,589)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—	—	—
Repurchases of Class A common stock	(1)	—	(12,663)	—	—	—	—	(6,557)	(19,221)
Initial consolidation of Consolidated Funds	—	—	—	—	—	731,588	—	—	731,588
Equity reallocation between controlling and non-controlling interests	—	—	80,875	—	104	(118,983)	—	38,004	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(6,734)	—	—	—	—	—	(6,734)
Balance at June 30, 2026	$82	$38	$541,815	$(1,082,511)	$1,376	$1,867,651	$127,812	$(485,734)	$970,529

Balance at March 31, 2025	$77	$40	$421,057	$(242,546)	$728	$1,056,510	$133,489	$20,793	$1,390,148
Net income (loss)	—	—	—	(38,424)	—	28,617	3,382	(27,122)	(33,547)
Other comprehensive loss	—	—	—	—	(294)	(316)	—	(167)	(777)
Contributed capital	—	—	—	—	—	1,517	422	1	1,940
Equity-based compensation	—	—	2,866	—	—	182	—	1,621	4,669
Distributions	—	—	—	—	—	(21,897)	(2,961)	(38,270)	(63,128)
Dividends declared	—	—	—	(51,020)	—	—	—	—	(51,020)
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	1	—	(1)	—	—	—	—	—	—
Purchase of non-controlling interests	—	—	(6,566)	—	—	—	—	(3,773)	(10,339)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—	—	—
Equity reallocation between controlling and non-controlling interests	—	—	74,871	—	510	(118,580)	—	43,199	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(7,367)	—	—	—	—	—	(7,367)
Balance at June 30, 2025	$79	$40	$484,859	$(331,990)	$944	$946,033	$134,332	$(3,718)	$1,230,579
(1)See notes 10 and 13 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(170,366)	$(12,011)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,369	11,424
Unrealized carried interest allocations and investment income	(53,919)	(98,455)
Unrealized legacy Greenspring carried interest allocations and investment income	(31,128)	(36,398)
Unrealized performance fee-related compensation	44,686	44,357
Unrealized legacy Greenspring performance fee-related compensation	36,547	34,772
Amortization of deferred financing costs	326	326
Equity-based compensation	292,806	181,654
Change in deferred income taxes	(42,528)	(14,102)
Adjustments to reconcile net loss to net cash used in operating activities of Consolidated Funds:
Unrealized (income) loss on investments of Consolidated Funds	10,308	(20,799)
Unrealized income from notes payable of Consolidated Funds	(18,098)	—
Contributions to investments of Consolidated Funds	(903,683)	(57,696)
Distributions received from investments of Consolidated Funds	289,036	—
Changes in operating assets and liabilities:
Fees and accounts receivable	23,576	(9,637)
Due from affiliates	(39,869)	(9,891)
Other assets and receivables	(2,911)	8,198
Accounts payable, accrued expenses and other liabilities	(16,901)	(14,726)
Accrued compensation and benefits	34,795	29,327
Due to affiliates	7,038	7,835
Lease right-of-use assets, net and lease liabilities	(792)	1,714
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	86,363	15,460
Other liabilities and payables	(14,166)	(15,070)
Net cash provided by (used in) operating activities	(457,511)	46,282
Cash flows from investing activities
Contributions to investments	(11,116)	(17,702)
Distributions received from investments	5,128	6,222
Contributions to investments in legacy Greenspring entities	(200)	(422)
Distributions received from investments in legacy Greenspring entities	557	1,204
Net cash recognized upon initial consolidation of funds	27,582	—
Purchases of property and equipment	(549)	(1,095)
Net cash provided by (used in) investing activities	21,402	(11,793)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$7,703	$1,518
Purchase of non-controlling interests	(9,589)	(10,339)
Distributions to non-controlling interests	(53,864)	(60,167)
Proceeds from capital contributions to legacy Greenspring entities	200	422
Distributions to non-controlling interests in legacy Greenspring entities	(731)	(2,961)
Dividends paid to common stockholders	(68,618)	(50,274)
Payments for repurchases of Class A common stock	(19,221)	—
Payments to related parties under Tax Receivable Agreements	(16,205)	(11,494)
Other financing activities	(1)	—
Cash flows from financing activities of Consolidated Funds:
Issuance of notes payable	31,344	—
Proceeds from borrowings on fund credit facilities	241,102	—
Payments on fund credit facilities	(25,275)	—
Payment of debt issuance costs on fund credit facilities	(4,855)	—
Proceeds from capital contributions from non-controlling interests in Consolidated Funds	143,372	—
Distributions to non-controlling interests in Consolidated Funds	(276,296)	—
Contributions from redeemable non-controlling interests in Consolidated Funds	72,005	67,700
Redemptions of redeemable non-controlling interests in Consolidated Funds	(1,991)	(6,627)
Net cash provided by (used in) financing activities	19,080	(72,222)
Effect of foreign currency exchange rate changes	1,129	(7,416)
Net decrease in cash, cash equivalents and restricted cash	(415,900)	(45,149)
Cash, cash equivalents and restricted cash at beginning of period	1,119,001	289,804
Cash, cash equivalents and restricted cash at end of period	$703,101	$244,655

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,198	$746
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(6,734)	(7,367)
Initial consolidation of Consolidated Funds	731,588	—
Establishment of lease liabilities in exchange for lease right-of-use assets	6,222	—
Remeasurement of lease liabilities	8,900	—
Equity issued for purchase of non-controlling interests	165,703	160,876
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$201,167	$191,469
Restricted cash	581	524
Cash and cash equivalents of Consolidated Funds	501,353	52,662
Total cash, cash equivalents and restricted cash	$703,101	$244,655
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see note 10). Each share of Class A common stock and Class B common stock is entitled to one vote. As of June 30, 2026, SSG held approximately 65.8% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
2.    Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Management believes it has made all necessary adjustments (consisting of only normal recurring items) such that the condensed consolidated financial statements are presented fairly and that estimates made in preparing the condensed consolidated financial statements are reasonable and prudent. The operating results presented for interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned or majority-owned subsidiaries and entities in which the Company is deemed to have a direct or indirect controlling financial interest based on either a variable interest model or voting interest model. All intercompany balances and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in its annual report on Form 10-K for the fiscal year ended March 31, 2026 filed with the Securities and Exchange Commission (“SEC”).
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
The Company and its subsidiaries manages or controls certain entities that constitute client investment funds that have been consolidated in the accompanying condensed consolidated financial statements (“Consolidated Funds”). Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying condensed consolidated financial statements. Amounts related to economic interests held by third-party investors are reflected as either non-controlling interests in subsidiaries or redeemable non-controlling interests in Consolidated Funds when the equity interests of the fund are redeemable. The revenues earned by the Company as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income attributable to SSG or to stockholders’ equity.
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
Accounting for Differing Fiscal Periods
The StepStone Funds (including the Consolidated Funds) primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds and the consolidated balances of the Consolidated Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds, and the consolidated balances for the Consolidated Funds, for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended June 30, 2026, the Company used the March 31, 2026 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of March 31, 2026, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended June 30, 2026.
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
Current Events
In 2026, financial markets have continued to experience significant volatility and uncertainty driven by, among other factors, U.S. trade policy developments, elevated inflation, elevated interest rates and interest rate uncertainty, fluctuations in foreign currency exchange rates, and geopolitical developments, including the ongoing Russia-Ukraine conflict and developments in the Middle East. Although inflation remains above the Federal Reserve's long-term target, global growth has moderated, and interest rates remain elevated, U.S. unemployment has remained relatively low and the U.S. economy has continued to expand in 2026.
The Company is continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system and credit market volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been, and may continue to be, adversely affected by slower, uneven or more challenging fundraising activity and capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and the Company’s condensed consolidated financial statements.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which is 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of June 30, 2026.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three months ended June 30, 2026 and 2025.

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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2026 and March 31, 2026, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. During fiscal 2025, the Company adopted the StepStone Group LP Evergreen Fund Incentive Plan, under which grants of share unit (“Evergreen Fund Units”) awards entitle the holder to receive shares of one of the Company’s evergreen investment funds, or the cash value thereof, following vesting. The Evergreen Fund Units are accounted for as cash-based incentive awards. During the years ended March 31, 2026 and 2025, the Company granted Evergreen Fund Unit awards valued at $0.7 million and $2.0 million, respectively, to certain employees of the Company which vest over four years in equal installments subject to continued service through the vesting date. The Company recognized $0.2 million and $0.1 million of expense related to cash-based incentive awards for the three months ended June 30, 2026 and 2025, respectively.
The Company sponsors a nonqualified deferred cash compensation plan under which eligible employees elect to defer a portion of their cash-based compensation to be payable at a future date.
The deferred compensation liability is remeasured at fair value at each reporting date. Changes in the fair value of the liability are recognized in cash-based compensation in the consolidated statements of income (loss) and presented within accrued compensation and benefits within the consolidated balance sheets. The Company recognized $(0.1) million of expense related to changes in the fair value of the deferred compensation liability for the three months ended June 30, 2026. There was no expense recognized for the three months ended June 30, 2025. The plan represents a general unsecured obligation of the Company.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity-based compensation represents grants of equity-based awards or arrangements to certain employees and directors. The Company accounts for grants of equity-based awards, including service-based restricted stock units (“RSUs”) and performance-based RSUs (or “PRSUs”), to certain employees and directors at fair value as of the grant date. The Company recognizes non-cash compensation expense attributable to these grants on a straight-line basis over the requisite service and performance period, which is generally the vesting period. Expense related to grants of PRSUs is recognized if it is probable that the performance condition will be satisfied. Expense related to grants of equity-based awards is recognized as equity-based compensation expense in the condensed consolidated statements of income (loss). The fair value of RSUs and PRSUs is determined by the closing stock price on the grant date. Forfeitures of equity-based awards are recognized as they occur. Awards classified as liabilities are remeasured at the end of each reporting period until settlement. Equity-based compensation cost for the employee stock purchase plan (“ESPP”) is measured as the discount the employee receives upon purchase of shares and the option value of a share when the offering contains a look-back option feature. See note 9 for additional information regarding the Company’s accounting for equity-based awards, including liability classified awards.
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
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	June 30, 2026	March 31, 2026
Foreign currency translation adjustments	$426	$106
Unrealized gain on defined benefit plan, net	950	1,037
Accumulated other comprehensive income	$1,376	$1,143
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
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended June 30,
Management and Advisory Fees, Net	2026	2025
Focused commingled funds(1)	$170,841	$118,668
SMAs	75,278	70,379
Advisory and other services	19,451	19,939
Fund reimbursement revenues	3,601	2,187
Total management and advisory fees, net	$269,171	$211,173
_______________________________
(1)Includes income-based incentive fees of $7.0 million and $4.4 million for the three months ended June 30, 2026 and 2025, respectively.

	Three Months Ended June 30,
Incentive Fees	2026	2025
SMAs	$—	$—
Focused commingled funds	—	190
Total incentive fees	$—	$190

	Three Months Ended June 30,
Carried Interest Allocations	2026	2025
SMAs	$(20,662)	$95,364
Focused commingled funds	93,209	17,923
Total carried interest allocations	$72,547	$113,287

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended June 30,
Legacy Greenspring Carried Interest Allocations	2026	2025
SMAs	$35	$98
Focused commingled funds	37,136	39,539
Total legacy Greenspring carried interest allocations(1)	$37,171	$39,637
_______________________________
(1)The three months ended June 30, 2026 and 2025 reflect the net effect of gross realized carried interest allocations of $0.6 million and $4.9 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended June 30,
Revenues(1)	2026	2025
United States	$280,593	$136,012
Non-U.S. countries	98,296	228,275
Total revenues	$378,889	$364,287
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three months ended June 30, 2026 and 2025, no individual client represented 10% or more of the Company’s net management and advisory fees. There were no incentive fees for the three months ended June 30, 2026. For the three months ended June 30, 2025, one commingled fund represented 10% or more of the Company’s incentive fees.
For the three months ended June 30, 2026 and 2025, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees. There were no incentive fees for the three months ended June 30, 2026. For the three months ended June 30, 2025, the Company had incentive fees attributable to Luxembourg, Switzerland and Germany, each of which represented 10% or more of the Company’s incentive fees.
As of June 30, 2026 and March 31, 2026, the Company had $24.4 million and $23.8 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the three months ended June 30, 2026, the Company had recognized $2.7 million as revenue from amounts included in the deferred revenue balance as of March 31, 2026.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds, including a collateralized financing entity (“CFE”) vehicle. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $3,721.9 million and $2,822.5 million as of June 30, 2026 and March 31, 2026, respectively. The liabilities of the consolidated VIEs totaled $4,553.7 million and $3,969.2 million as of June 30, 2026 and March 31, 2026, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of June 30, 2026 and March 31, 2026, no material amounts previously distributed have been accrued for clawback liabilities.
Unconsolidated VIEs
The Company holds variable interests in the form of direct equity interests in certain VIEs that are not consolidated because the Company is not the primary beneficiary. The Company’s maximum exposure to loss is limited to the potential loss of assets recognized by the Company relating to these unconsolidated entities, as well as unfunded capital commitments to the StepStone Funds. For StepStone Funds in which the Company serves as general partner, the Company may have an obligation to make additional capital contributions. See note 14 for further information about the Company’s unfunded capital commitments to the StepStone Funds. The carrying value of the assets and liabilities recognized in the condensed consolidated balance sheets with respect to the Company’s interests in VIEs that were not consolidated is set forth below:

	As of
	June 30, 2026	March 31, 2026
Investments in funds	$253,736	$235,562
Legacy Greenspring investments in funds	127,812	133,590
Due from affiliates, net	74,052	39,634
Less: Amounts attributable to non-controlling interests in subsidiaries	36,220	32,223
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	127,812	133,590
Maximum exposure to loss	$291,568	$242,973
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	June 30, 2026	March 31, 2026
Investments in funds(1)	$264,450	$249,447
Accrued carried interest allocations	2,080,443	2,036,892
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	783,847	752,776
Total equity method investments	$3,128,740	$3,039,115
_______________________________
(1)The Company’s investments in funds were $362.9 million and $347.2 million as of June 30, 2026 and March 31, 2026, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $127.8 million and $133.6 million and carried interest allocations of $656.0 million and $619.2 million as of June 30, 2026 and March 31, 2026, respectively.
The Company recognized equity method income of the following:

	Three Months Ended June 30,
	2026	2025
Carried interest allocations	$72,547	$113,287
Investment income	10,823	10,512
Legacy Greenspring carried interest allocations	37,171	39,637
Legacy Greenspring investment income (loss)	(5,247)	3,382
Total equity method income	$115,294	$166,818
The decrease in carried interest allocations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to lower net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity funds. The decrease in legacy Greenspring carried interest allocations for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was primarily attributable to lower net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.
As of June 30, 2026 and March 31, 2026, the Company’s investment in two and one SMAs, respectively, each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 25% and 12%, respectively, of the total accrued carried interest allocations balance as of those dates. As of June 30, 2026 and March 31, 2026, the Company’s investments in each of three commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 60% and 57%, respectively, of the total legacy Greenspring accrued carried interest allocations balances as of those dates.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Of the total accrued carried interest allocations balance as of June 30, 2026 and March 31, 2026, $1,145.1 million and $1,100.6 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of June 30, 2026 and March 31, 2026, $656.0 million and $619.2 million, respectively, were payable to former employees, as well as employees who are considered affiliates of the Company, and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $127.8 million and $133.6 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of June 30, 2026 and March 31, 2026, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	June 30, 2026	March 31, 2026	June 30, 2026	March 31, 2026
Investments of Consolidated Funds:
Equity securities (cost of $12.4 million and $16.2 million as of June 30, 2026 and March 31, 2026, respectively)	$12,435	$6,395	1%	1%
Debt securities (cost of $102.3 million and $108.6 million as of June 30, 2026 and March 31, 2026, respectively)	82,803	92,096	4%	13%
Fund investments (cost of $1,815.2 million and $488.0 million as of June 30, 2026 and March 31, 2026, respectively)	1,940,645	616,844	95%	86%
Total investments of Consolidated Funds	$2,035,883	$715,335	100%	100%
As of June 30, 2026 and March 31, 2026, no individual investment had a fair value greater than 5% of the Company’s total assets. During the three months ended June 30, 2026, the Company consolidated six additional StepStone Funds which resulted in an increase in investments of Consolidated Funds.
The following table summarizes the net realized and unrealized gains (losses) from investment activities of the Consolidated Funds:

	Three Months Ended June 30,
	2026	2025
Investment Income of Consolidated Funds:
Net realized gains on investments	$35,306	$872
Net unrealized gains (losses) on investments	(32,462)	20,799
Total investment income of Consolidated Funds	$2,844	$21,671

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis.
Financial Instruments of the Company
As of June 30, 2026 and March 31, 2026, respectively, the Company held no financial instruments within the fair value hierarchy measured at fair value on a recurring basis.
Financial Instruments of Consolidated Funds

	As of June 30, 2026
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$4,430	$4,430
Debt securities	—	—	82,803	82,803
Total assets measured at fair value	—	—	87,233	87,233
Assets measured at net asset value(1)	—	—	—	1,948,650
Total assets	$—	$—	$87,233	$2,035,883

Liabilities
Debt obligations of Consolidated Funds(2)	$—	$—	$944,429	$944,429
Total liabilities	$—	$—	$944,429	$944,429
_______________________________
(1)Includes investment in funds, which are generally organized as partnership and LLC interests measured using the net asset value (“NAV”) per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value.
(2)The Company has elected the fair value measurement alternative for its CFE to better align the measurement of the financial liabilities with the related financial assets measured at fair value that serve as the collateral, thereby aligning the accounting for the overall economics of the CFE within earnings. Under this election, both the financial assets and financial liabilities of the consolidated CFE are measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The Company has determined that the fair value of the financial assets of the CFE are more observable than the fair value of the financial liabilities of the CFE. Therefore, the financial assets of the CFE are measured at fair value and the financial liabilities are measured as the (i) sum of the fair value of the financial assets and carrying value of non-financial assets held temporarily less the (ii) fair value of beneficial interests retained by the Company (other than those that represent compensation for services) and the carrying value of beneficial interests that represent compensation.

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
_______________________________
(1)Includes investment in funds, which are generally organized as partnership and LLC interests measured using the NAV per share equivalent calculated by the investment manager as a practical expedient in determining an independent fair value.
(2)As of March 31, 2026, the carrying value of the debt obligations of Consolidated Funds approximates fair value as the closing date of the fund and issuance of notes payable by the fund occurred near the reporting date.
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three months ended June 30, 2026 and 2025.
As of June 30, 2026 and March 31, 2026, investments with a combined fair value of $87.2 million and $93.9 million, respectively, were classified as Level III investments. As of June 30, 2026 and March 31, 2026, the significant unobservable input used to value these investments classified as Level III investments may include the yield method or mid probable realization value for debt securities.
Reconciliations from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended June 30,
	2026	2025
Financial Assets of Consolidated Funds
Balance, beginning of period:	$93,896	$64,530
Purchases	657	5,331
Change in fair value	(4,180)	1,673
Sales	(2,870)	—
Settlements	(270)	—
Balance, end of period:	$87,233	$71,534

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(4,180)	$1,673

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended June 30,
	2026	2025
Financial Liabilities of Consolidated Funds(1)
Balance, beginning of period:	$931,185	$—
Borrowings	31,344	—
Change in fair value	(18,099)	—
Balance, end of period:	$944,430	$—

Changes in unrealized gains (losses) included in earnings related to financial liabilities still held at the reporting date	$(18,099)	$—
_______________________________
(1)The Company consolidates a CFE vehicle that issues notes payable that are backed by diversified collateral asset portfolios consisting primarily of equity investments in several of the StepStone Funds. The debt obligations of the Consolidated Funds have been presented as Level III financial liabilities.
Realized and unrealized gains and losses for Level III investments of Consolidated Funds are included within investment income of Consolidated Funds in the condensed consolidated statements of loss, and such gains and losses for Level III debt obligations of Consolidated Funds are included within other income (loss) in the condensed consolidated statements of loss.
7.    Intangibles and Goodwill
Intangible assets consist of management contracts providing economic rights to management and advisory fees and client relationships related to future fundraising, as obtained through the Company’s acquisitions of other businesses.
Intangible assets, net consists of the following:

	As of
	June 30, 2026	March 31, 2026
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(235,797)	(225,608)
Intangible assets, net	$212,855	$223,044
Amortization expense related to intangible assets was $10.2 million for the three months ended June 30, 2026 and 2025, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of loss.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
At June 30, 2026, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2027	$30,570
FY2028	40,759
FY2029	40,759
FY2030	40,759
FY2031	40,759
Thereafter	19,249
Total	$212,855
The carrying value of goodwill was $580.5 million as of June 30, 2026 and March 31, 2026. The Company determined there was no indication of goodwill impairment as of June 30, 2026 and March 31, 2026.
8. Debt Obligations
Debt Obligations of the Company
The Company’s debt obligations consist of the following:

	As of
	June 30, 2026	March 31, 2026
Series A senior notes	$175,000	$175,000
Revolver	100,000	100,000
Total remaining principal	275,000	275,000
Less: Debt issuance costs	(4,102)	(4,428)
Total debt obligations	$270,898	$270,572
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
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of June 30, 2026 and March 31, 2026, respectively, the carrying value of the Notes, net of debt issuance costs, approximated fair value.

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
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2026 was 5.79%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is May 16, 2029. As of June 30, 2026, the Company had outstanding borrowings of $100.0 million under the Revolver.
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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2026, the Company had outstanding letters of credit totaling $10.1 million.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Debt Obligations of Consolidated Funds
The debt obligations of the Consolidated Funds consist of the following:

	As of
	June 30, 2026	March 31, 2026
Senior secured notes(1)	$736,863	$736,863
Subordinated notes(2)	207,567	194,322
Lines of credit	236,213	—
Total debt obligations of Consolidated Funds(3)	$1,180,643	$931,185
_______________________________
(1)As of June 30, 2026, the weighted-average interest rate for the senior secured notes was 7.57%. The senior secured notes do not require scheduled principal repayments and the entire principal amount is due at maturity in April 2041.
(2)The subordinated notes do not have contractual interest rates but instead receive the residual of cash flows from underlying investments after the priority repayment of principal and interest to the senior noteholders.
(3)As of June 30, 2026 and March 31, 2026, the unpaid principal balance of debt obligations of Consolidated Funds was $1,199.0 million and $931.2 million, respectively.
Debt obligations of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by a consolidated CFE. These debt obligations are collateralized by the assets held by the CFE and are non-recourse to the Company. The Company is not liable for any of the notes payable issued by the CFE, as the creditors of the CFE do not have recourse to the Company’s assets outside of the assets held by the CFE. As of June 30, 2026, the collateral of the CFE consisted of cash and cash equivalents and investments in funds which are generally organized as partnership and LLC interests. The debt obligations may only be repaid from collateral proceeds of the CFE, which will occur as distributions are received from underlying assets. Debt obligations of the Consolidated Funds are collateralized by the assets held by the Consolidated Funds and the assets of one fund may not be used to satisfy the liabilities of another fund.
As of June 30, 2026, the consolidated CFE has the ability to issue up to $1,480.8 million of additional debt obligations.
Credit Facilities of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. These debt obligations of the Consolidated Funds are non-recourse to the Company.
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of June 30, 2026, there were no outstanding borrowings under the Fund Credit Facility.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In March 2026, the Company’s consolidated CFE entered into a credit agreement arranged by Alter Domus LLC, as the administrative agent, and certain other lenders party thereto that provides for a revolving credit facility (the “Liquidity Loan Facility”) of up to $389.7 million. As of June 30, 2026, there were no outstanding borrowings under the Liquidity Loan Facility.
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
In June 2026, one of the Company’s consolidated investment funds entered into a supplemental credit agreement arranged by Lloyds Bank Corporate Markets PLC, as the agent and security agent, and UBS Switzerland AG, as the lender, establishing an additional revolving credit sub-facility of up to $160.0 million (the “Sub-Facility”). As of June 30, 2026, there were approximately $35.1 million in outstanding borrowings under the Sub-Facility.
Borrowings under the Sub-Facility bear interest at a variable rate per annum based on the applicable benchmark rate plus a margin of 170 basis points. The Sub-Facility also bears a commitment fee of 0.25% per annum. The interest rate in effect for the Sub-Facility as of June 30, 2026 was 5.35%.
Borrowings under the Sub-Facility may be repaid in accordance with the terms of the supplemental credit agreement and, subject to certain terms and conditions, may be reborrowed prior to the termination date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the termination date. The termination date for the Sub-Facility is 365 days from the effective date, subject to the extension option under the facilities agreement.
One of the Company’s consolidated investment funds is party to a credit agreement, as amended and restated in March 2026, with Goldman Sachs Bank USA that provides for an uncommitted revolving credit facility of up to $37.0 million (“Facility D”). As of June 30, 2026, there were approximately $18.2 million in outstanding borrowings under Facility D.
Borrowings under Facility D bear interest at a variable rate per annum equal to the Term SOFR plus 310 basis points or the Prime Rate plus 210 basis points. Facility D also requires payment of a quarterly administrative fee equal to 15 basis points of the facility limit. The interest rate in effect for Facility D as of June 30, 2026 was 6.72%.
Borrowings under Facility D may be repaid at any time during the term of the credit agreement and, subject to the terms of the credit agreement, may be reborrowed. Facility D terminates on the earlier of (i) the date that is 30 days prior to the last date on which capital may be called from investors to repay obligations under the facility or (ii) the date on which the credit agreement is terminated by either the lender or the borrower.
In May 2026, one of the Company's consolidated investment funds entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, lead arranger, letter of credit issuer and lender, providing for a revolving credit facility of up to $675.0 million (the “Subscription Facility”). As of June 30, 2026, there were approximately $222.9 million in outstanding borrowings under the Subscription Facility.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Borrowings under the Subscription Facility bear interest at a variable rate equal to SOFR plus 1.80% per annum. In addition, the Subscription Facility is subject to an unused commitment fee of 0.25% per annum on undrawn commitments and customary fees associated with letters of credit. The weighted-average interest rate in effect under the Subscription Facility as of June 30, 2026 was 5.45%.
During the availability period, amounts borrowed under the Subscription Facility may be repaid and subsequently reborrowed, subject to the terms and conditions of the credit agreement. Obligations under the Subscription Facility are secured by investor capital commitments and related collateral pledged to the lenders. The Subscription Facility matures on May 4, 2029 and may be extended in accordance with the terms of the credit agreement.
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
Fund Credit Facility
Under the terms of the Fund Credit Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Fund Credit Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Fund Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Fund Credit Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Sub-Facility
Under the terms of the Sub-Facility, certain assets of the Consolidated Funds serve as pledged collateral. Additionally, the Sub-Facility provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Sub-Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately. The Sub-Facility also contains financial covenants requiring the fund to maintain an uncalled capital commitment coverage ratio.
Facility D
Under the terms of Facility D, certain assets of the Consolidated Funds serve as pledged collateral. In addition, Facility D contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. Facility D also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under Facility D, together with accrued and unpaid interest thereon, including default interest, to become immediately due and payable.
Subscription Facility
Under the terms of the Subscription Facility, certain assets of the Consolidated Funds, including investor capital commitments and related collateral accounts, serve as pledged collateral. In addition, the Subscription Facility contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The credit agreement contains customary representations and warranties, borrowing conditions, collateral maintenance provisions, and events of default.
As of June 30, 2026, the Company was in compliance with the covenants under its various debt agreements.
9.    Equity-Based Compensation
Restricted Stock Units
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2026	1,377,185	$45.29
Granted	5,509	$52.64
Vested	(5,667)	$(42.53)
Forfeited	(5,680)	$(44.81)
Balance as of June 30, 2026	1,371,347	$45.34

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Performance-Based Restricted Stock Units
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2026	78,513	$54.13
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of June 30, 2026	78,513	$54.13
As of June 30, 2026, $59.7 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 3.1 years.
Liability Classified Awards
In November 2022, the Company issued a profits interest in SPW to certain employees of the SPW team and concurrently entered into an option agreement which provides that (i) StepStone has the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) an entity named CH Equity Partners, LLC, held by the SPW management team and other employees of SPW, has the right to put the profits interest to StepStone on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless the Company elects to pay a portion of the consideration in units of the Partnership, each to be exchangeable into shares of the Company’s Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of June 30, 2026, the put right held by CH Equity Partners, LLC has not been exercised.
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. As of June 30, 2026 and March 31, 2026, the fair value of the liability classified awards was based on the contractual redemption price. The contractual redemption price is calculated based on the adjusted net income of SPW multiplied by an adjusted trading multiple for the Company’s Class A common stock, and then increased or reduced for certain other specified items. A third-party valuation specialist assisted the Company with the fair value estimate for the awards. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW, a discount rate and an adjusted trading multiple. The Company applied a discount rate of 27% as of both June 30, 2026 and March 31, 2026, and an adjusted trading multiple of 14.0x and 14.7x as of June 30, 2026 and March 31, 2026, respectively.
The Company recognized $310.2 million and $184.0 million during the three months ended June 30, 2026 and 2025, respectively, of expense related to liability classified awards within equity-based compensation expense in the condensed consolidated statements of loss. For the three months ended June 30, 2026 and 2025, the Company paid $23.1 million and $6.6 million, respectively, related to the settlement of liability classified awards. As of June 30, 2026 and March 31, 2026, the Company had recognized $2,552.9 million and $2,265.8 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. The offering periods run from April 1 to September 30, and October 1 to March 31 each year. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three months ended June 30, 2026 and 2025, no shares were purchased under the ESPP as purchases typically occur in September and March. As of June 30, 2026, the Company has 2,044,429 shares of Class A common stock reserved for future issuances under the ESPP.
10.    Income Taxes
In connection with the Transaction Agreements (as defined and described in note 13), the 2026 Exchange (as defined below) resulted in a $9.8 million decrease in the deferred tax assets and a $3.7 million increase in the valuation allowance during the three months ended June 30, 2026. In addition, there were exchanges of Class B, Class C and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended June 30, 2026, resulting in an increase to the deferred tax assets of $14.7 million and a decrease in the valuation allowance of $0.7 million. Additionally, a corresponding Tax Receivable Agreements liability of $13.1 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made payments of $16.2 million and $11.5 million during the three months ended June 30, 2026 and 2025, respectively, under the Tax Receivable Agreements. As of June 30, 2026, the Company’s total Tax Receivable Agreements liability was $341.1 million. See note 12 for more information on the Tax Receivable Agreements.
During the three months ended June 30, 2026, the Company recognized an expense within equity-based compensation expense in the condensed consolidated statements of loss to remeasure the profits interests issued in SPW which are accounted for as liability classified awards. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax assets by $42.2 million during the three months ended June 30, 2026. See note 9 for more information.
The Company’s effective income tax rate was 14.9% and 41.0% for the three months ended June 30, 2026 and 2025, respectively. The overall effective tax rate for the three months ended June 30, 2026 is less than the statutory rate. This is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. The decrease in the effective tax rate for the three months ended June 30, 2026 as compared to the prior year period was mainly driven by a decrease in the tax benefit associated with net loss allocated to non-controlling interests in a period of increased pre-tax net loss.
The Global Anti-Base Erosion (“GloBE”) Model Rules established under the Organization for Economic Co-operation and Development’s Pillar Two framework have been adopted in several countries where the Company operates. To date, these legislative changes have not had a material impact on the Company’s effective tax rate. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on its future tax liability.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of June 30, 2026, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three months ended June 30, 2026 and 2025. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended June 30,
	2026	2025
(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to StepStone Group Inc. – Basic	$(115,816)	$(38,424)
Net loss attributable to StepStone Group Inc. – Diluted	$(115,816)	$(38,424)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	81,995,674	77,846,710
Weighted-average shares of Class A common stock outstanding – Diluted	81,995,674	77,846,710

Net loss per share of Class A common stock:
Basic	$(1.41)	$(0.49)
Diluted	$(1.41)	$(0.49)
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
The calculation of diluted earnings per share excludes 38,387,761 Class B units, 881,103 Class C units and 3,529,400 Class D units of the Partnership outstanding as of June 30, 2026, and 39,504,186 Class B units, 947,761 Class C units and 2,945,736 Class D units of the Partnership outstanding as of June 30, 2025, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 78,513 PRSUs outstanding as of June 30, 2026 as the related performance targets have not been met as of June 30, 2026.
As the Company was in a net loss position for the three months ended June 30, 2026, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,371,347 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $231.8 million and $151.6 million for the three months ended June 30, 2026 and 2025, respectively. The Company earned no incentive fees from the StepStone Funds for the three months ended June 30, 2026 and 2025, respectively. Carried interest allocation revenues earned from the StepStone Funds totaled $72.5 million and $113.3 million for the three months ended June 30, 2026 and 2025, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $37.2 million and $39.6 million for the three months ended June 30, 2026 and 2025, respectively.
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

	As of
	June 30, 2026	March 31, 2026
Amounts receivable from StepStone Funds	$97,854	$58,257
Amounts receivable from employees	39,700	39,558
Amounts receivable from loans	15,465	15,335
Total due from affiliates	$153,019	$113,150
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements, amounts payable to the StepStone Funds and amounts due to employee equity holders of consolidated subsidiaries, as set forth below.

	As of
	June 30, 2026	March 31, 2026
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$341,137	$344,210
Amounts payable to StepStone Funds	25,661	18,623
Total due to affiliates	$366,798	$362,833
The Company made payments of $16.2 million and $11.5 million during the three months ended June 30, 2026 and 2025, respectively, under the Tax Receivable Agreements.
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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2026:

	Class A Common Stock	Class B Common Stock
March 31, 2026	80,703,553	38,637,761
Class A common stock issued in exchange for Class B Partnership units	250,000	(250,000)
Class A common stock issued in exchange for Class C Partnership units	50,000	—
Class A common stock issued in exchange for Class D Partnership units	831,428	—
Class A common stock issued for vesting of equity-based awards, net of shares withheld for taxes	3,115	—
Class A common stock issued for purchase of asset class non-controlling interests	972,685	—
Class A common stock repurchased and retired	(469,897)	—
June 30, 2026	82,340,884	38,387,761
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of June 30, 2026, no shares of preferred stock were issued or outstanding.
In June 2026, the Company issued 250,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 250,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 50,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 50,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 831,428 shares of Class A common stock to certain limited partners of the Partnership in exchange for 831,428 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.

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
The following table presents information about Class A common stock repurchased on the open market:

	Three Months Ended June 30,
(in thousands, except share and per share amounts)	2026	2025
Shares of Class A common stock repurchased	469,897	—
Average price paid per share	$40.89	$—
Total cost	$19,212	$—
As of June 30, 2026, the amount remaining available for repurchases was $72.1 million.
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
The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for the Company’s Class A common stock with respect to the Company’s estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place. If this threshold is not met for a particular year, the exchange for that year may be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.

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
On May 29, 2026, the Company completed the third annual exchange (the “2026 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements. As a result of the 2026 Exchange, the Partnership now owns approximately 65% of the outstanding equity interests of SRA, 65% of the outstanding equity interests of SRE and 65% of the outstanding equity interests of SPD. The aggregate consideration paid by the Company in the 2026 Exchange was approximately (i) $10 million in cash, (ii) 972,685 shares of the Company’s Class A common stock and (iii) 2,438,273 Class D units of the Partnership.
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
As of June 30, 2026, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $9.2 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.

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
On May 20, 2026, the Company announced a quarterly cash dividend of $0.28 per share of Class A common stock and a supplemental cash dividend of $0.55 per share of Class A common stock, both of which were paid on June 30, 2026 to holders of record as of the close of business on June 15, 2026.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended June 30,
	2026	2025
Beginning balance	$186,236	$377,897
Contributions	72,005	67,700
Redemption of redeemable non-controlling interests	(1,991)	(6,627)
Net income	3,663	20,957
Ending balance	$259,913	$459,927
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended June 30,
	2026	2025
Beginning balance	$8,777	$6,327
Net income	437	579
Ending balance	$9,214	$6,906
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of June 30, 2026.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Lease Commitments
The Company leases offices in 31 cities in North America, South America, Europe, Middle East, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2039, some of which may include options to extend or terminate the lease. As of June 30, 2026, there were no finance leases outstanding.
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
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of loss were as follows:

	Three Months Ended June 30,
	2026	2025
Operating lease cost(1)	$5,154	$3,998
Variable lease cost	429	374
Sublease income	(464)	(461)
Total lease cost	$5,119	$3,911
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$4,728	$4,325
Weighted-average remaining lease term for operating leases (in years)	10.3	10.4
Weighted-average discount rate for operating leases	5.0%	4.7%
As of June 30, 2026, maturities of operating lease liabilities were as follows:

Remainder of FY2027	$12,666
FY2028	14,773
FY2029	17,194
FY2030	17,169
FY2031	17,130
Thereafter	77,047
Total lease liabilities	155,979
Less: Imputed interest	(39,514)
Total operating lease liabilities	$116,465

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Unfunded Capital Commitments
As of June 30, 2026 and March 31, 2026, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $132.5 million and $110.0 million, respectively. The $132.5 million and $110.0 million of unfunded commitments as of June 30, 2026 and March 31, 2026, respectively, exclude $23.0 million and $28.3 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds. As of June 30, 2026 and March 31, 2026, the Consolidated Funds had unfunded capital commitments to funds of $2,407.8 million and $2,401.1 million, respectively.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2026 and March 31, 2026, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of June 30, 2026, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $452.9 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of June 30, 2026 and March 31, 2026. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
16.    Subsequent Events
On August 6, 2026, the Company announced a quarterly cash dividend of $0.33 per share of Class A common stock, payable on September 15, 2026 to holders of record as of the close of business on August 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included within this quarterly report on Form 10-Q and our audited financial statements, the related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our annual report on Form 10-K for the fiscal year ended March 31, 2026 filed with the SEC. In this quarterly report, references to “we,” “us,” “our,” “StepStone” and similar terms refer to SSG and its consolidated subsidiaries, including the Partnership.
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of June 30, 2026, we were responsible for approximately $913 billion of total capital, including $245 billion of AUM and $668 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 31 cities across 19 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of June 30, 2026, we had 1,355 total employees, including approximately 425 investment professionals and approximately 925 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $140 billion of our AUM as of June 30, 2026.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $89 billion of our AUM as of June 30, 2026.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $668 billion of our AUA and $16 billion of our AUM as of June 30, 2026.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $938 billion of client commitments through SPI Reporting as of June 30, 2026.
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
Current Events
In 2026, financial markets have continued to experience significant volatility and uncertainty driven by, among other factors, U.S. trade policy developments, elevated inflation, elevated interest rates and interest rate uncertainty, fluctuations in foreign currency exchange rates, and geopolitical developments, including the ongoing Russia-Ukraine conflict and developments in the Middle East. Although inflation remains above the Federal Reserve's long-term target, global growth has moderated, and interest rates remain elevated, U.S. unemployment has remained relatively low and the U.S. economy has continued to expand in 2026.
We are continuing to closely monitor developments related to inflation, decreasing but still elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system and credit market volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been, and may continue to be, adversely affected by slower, uneven or more challenging fundraising activity and capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2026.

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
The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for our Class A common stock with respect to our estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place. If this threshold is not met for a particular year, which is a possibility for 2027 if the current adjusted trading multiple for the Company’s Class A common stock remains at current levels, the exchange for that year may be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.
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
On May 29, 2026, we completed the third annual exchange (the “2026 Exchange”) to acquire approximately 5% of the equity interests of each of SRA, SRE and SPD pursuant to the Transaction Agreements dated as of February 7, 2024. As a result of the 2026 Exchange, the Partnership now owns approximately 65% of the outstanding equity interests of SRA, 65% of the outstanding equity interests of SRE and 65% of the outstanding equity interests of SPD. The aggregate consideration paid by us in the 2026 Exchange was approximately (i) $10 million in cash, (ii) 972,685 shares of Class A common stock and (iii) 2,438,273 Class D units of the Partnership.

Equity Transactions
In June 2026, we issued 250,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 250,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”) to allow for exchange of Class B units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 50,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 50,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class C limited partners (the “Class C Exchange Agreement”) to allow for exchange of Class C units of the Partnership to shares of our Class A common stock on a one-for-one basis, subject to certain restrictions. A corresponding number of Class A units of the Partnership were issued to us. We also issued 831,428 shares of Class A common stock to certain limited partners of the Partnership in exchange for 831,428 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
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

The diagram below illustrates our organizational structure as of June 30, 2026.
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

However, since the occurrence of the Sunset and expiration of the Stockholders Agreement on September 18, 2025, each share of Class A common stock and Class B common stock is entitled to one vote, and we no longer qualify as a “controlled company” within the meaning of the Nasdaq rules. As a result, we are required to come into compliance with Nasdaq’s corporate governance requirements applicable to non-controlled companies as described above no later than September 18, 2026. Until the Company fully complies with these requirements, stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements under the Nasdaq rules. The Company has taken the action necessary to comply with the Nasdaq rules that apply to non-controlled companies, including transitioning our board of directors to being composed of a majority of independent directors by September 18, 2026. As described under “Composition of our Board of Directors” in the Company’s definitive Proxy Statement filed with the SEC on July 21, 2026 for its 2026 Annual Meeting of Stockholders (the “Annual Meeting”), the Company has nominated seven directors for election at the Annual Meeting, four of whom we have determined to be independent, and, if all seven director nominees are elected, the majority of the Company’s board of directors will be composed of independent directors as of the date of the Annual Meeting, in compliance with the Nasdaq rules. Additionally, each of the compensation committee and the nominating and corporate governance committee of our board of directors is composed entirely of independent directors, in compliance with the Nasdaq rules.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.39% and 0.37% of average FEAUM for the twelve months ended June 30, 2025 and 2026, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 1.02% of average FEAUM for the twelve months ended June 30, 2025 and 2026, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.

•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.64% and 0.65% of average FEAUM for the twelve months ended June 30, 2025 and 2026, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of June 30, 2026, we had over $120 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 250 programs.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of June 30, 2026 and March 31, 2026, no material amounts for potential clawback obligations had been accrued.

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

Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of June 30, 2026 reflects final data for the prior period (March 31, 2026), adjusted for net new client account activity through June 30, 2026. NAV data for underlying investments is as of March 31, 2026, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2026. When NAV data is not available by the business day occurring on or after 100 days following March 31, 2026, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of June 30, 2026 reflects final data for the prior period (March 31, 2026), adjusted for net new client account activity through June 30, 2026. NAV data for underlying investments is as of March 31, 2026, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2026. When NAV data is not available by the business day occurring on or after 100 days following March 31, 2026, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Consolidation of StepStone Funds
The activity of the Consolidated Funds is reflected within the condensed consolidated financial statement line items as indicated by reference thereto. The impact of the Consolidated Funds decrease revenues reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. The net economic ownership interests of our Consolidated Funds held by third parties are reflected in our condensed consolidated financial statements as either non-controlling interests in subsidiaries or redeemable non-controlling interests in Consolidated Funds when the equity of the fund is redeemable. We generally deconsolidate funds when we are no longer deemed to have a controlling financial interest in the entity. The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
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
During the three months ended June 30, 2026, we consolidated six additional StepStone Funds as it was determined that we hold a controlling financial interest in these funds.

	Three Months Ended June 30,
(in thousands)	2026	2025
Revenues
Management and advisory fees, net	$269,171	$211,173
Performance fees:
Incentive fees	—	190
Carried interest allocations:
Realized	28,572	24,404
Unrealized	43,975	88,883
Total carried interest allocations	72,547	113,287
Legacy Greenspring carried interest allocations(1)	37,171	39,637
Total performance fees	109,718	153,114
Total revenues	378,889	364,287
Expenses
Compensation and benefits:
Cash-based compensation	117,234	95,985
Equity-based compensation	317,277	188,718
Performance fee-related compensation:
Realized	13,862	11,705
Unrealized	44,686	44,357
Total performance fee-related compensation	58,548	56,062
Legacy Greenspring performance fee-related compensation(1)	37,171	39,637
Total compensation and benefits	530,230	380,402
General, administrative and other	53,469	42,914
Total expenses	583,699	423,316
Other income (expense)
Investment income	10,823	10,512
Legacy Greenspring investment income (loss)(1)	(5,247)	3,382
Investment income of Consolidated Funds	2,844	21,671
Interest income	4,721	2,496
Interest expense	(4,338)	(4,534)
Other income (loss)	(4,243)	5,152
Total other income	4,560	38,679
Loss before income tax	(200,250)	(20,350)
Income tax benefit	(29,884)	(8,339)
Net loss	(170,366)	(12,011)
Less: Net income attributable to non-controlling interests in subsidiaries	22,731	28,617
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	(5,247)	3,382
Less: Net loss attributable to non-controlling interests in the Partnership	(76,134)	(27,122)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	3,663	20,957
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	437	579
Net loss attributable to StepStone Group Inc.	$(115,816)	$(38,424)
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 2, 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Total revenues increased $14.6 million, or 4%, to $378.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The overall increase was driven by higher management and advisory fees, net, partially offset by lower carried interest allocations, lower legacy Greenspring carried interest allocations, and lower incentive fees, in each case, as described below.
Management and advisory fees, net increased $58.0 million, or 27%, to $269.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was driven by new client activity resulting in 20% growth in average FEAUM across the platform and a higher average fee rate driven by a mix shift towards commingled funds. The three months ended June 30, 2026 included retroactive fees of $1.1 million from the closings of StepStone’s infrastructure secondaries, infrastructure co-investment and multi-strategy venture capital funds. The three months ended June 30, 2025 included retroactive fees of $2.9 million from the closings of StepStone’s Real Estate Partners V and infrastructure secondaries funds.
There were no incentive fees for the three months ended June 30, 2026. Incentive fees were $0.2 million for the three months ended June 30, 2025.
Realized carried interest allocation revenues increased $4.2 million, or 17%, to $28.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, reflecting higher realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $28.6 million, unrealized carried interest allocation revenues decreased $40.7 million, or 36%, to $72.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease in unrealized carried interest allocations for the three months ended June 30, 2026 primarily reflected a lower net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity funds.
Legacy Greenspring carried interest allocation revenues decreased $2.5 million, or 6%, to $37.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 as a result of lower net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended June 30, 2026 reflect gross realized carried interest allocations of $0.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $36.5 million. The three months ended June 30, 2025 reflect gross realized carried interest allocations of $4.9 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $34.8 million.
Expenses
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Total expenses increased $160.4 million, or 38%, to $583.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The overall increase resulted from increases in equity-based compensation, cash-based compensation, general, administrative and other expenses, and performance fee-related compensation, partially offset by lower legacy Greenspring performance fee-related compensation, in each case, as described below.

Cash-based compensation increased $21.2 million, or 22%, to $117.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, due to 16% higher average headcount, increased compensation levels from merit increases and higher income-based incentive fee compensation in the current year period as compared to the prior year period.
Equity-based compensation increased $128.6 million, or 68%, to $317.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase was primarily attributable to a $126.1 million increase in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, a $1.1 million increase for restricted stock units (“RSUs”) and performance-based RSUs (“PRSUs”) granted in the current year period with no comparable expense for these grants in the prior year period, and an increase of $1.1 million for the acceleration of RSU expense in the current year period with no comparable expense in the prior year period. Future periods may experience significant fluctuations in equity-based compensation resulting from changes in the fair value of liability classified awards, which is driven by the performance of SPW. SPW generated profitability in fiscal 2026 and in fiscal 2027 to date, and we expect that there will be an increase in the profitability generated by SPW in the future which would increase the fair value of the associated liability for the profits interest issued in SPW. As of June 30, 2026 and March 31, 2026, we had recognized $2,552.9 million and $2,265.8 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Total performance fee-related compensation expense increased $2.5 million, or 4%, to $58.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting the increase in realized carried interest allocation revenues. Realized performance fee-related compensation increased $2.2 million, or 18%, to $13.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense decreased $2.5 million, or 6%, to $37.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The three months ended June 30, 2026 reflect gross realized performance fee-related compensation expense of $0.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $36.5 million. The three months ended June 30, 2025 reflect gross realized performance fee-related compensation expense of $4.9 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $34.8 million.
General, administrative and other expenses increased $10.6 million, or 25%, to $53.5 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The overall increase primarily reflected $3.8 million in platform fees, $1.8 million in travel and associated costs for investment evaluation and client service, $1.5 million in information and technology expenses, $1.4 million in occupancy costs and other general operating expenses.
Other Income (Expense)
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Investment income increased $0.3 million, or 3%, to $10.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.

Legacy Greenspring investment income (loss) decreased $8.6 million to a loss of $5.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The three months ended June 30, 2026 reflect gross realized investment income of $0.2 million and unrealized investment loss, net of the reversal of realized investment income, of $5.4 million. The three months ended June 30, 2025 reflect gross realized investment income of $1.8 million and unrealized investment income, net of the reversal of realized investment income, of $1.6 million.
Investment income of Consolidated Funds decreased $18.8 million, or 87%, to $2.8 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds and the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period.
Interest income increased $2.2 million, or 89% to $4.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period. Interest income attributable to Consolidated Funds was $3.3 million in the current year period as compared to $1.0 million in the prior year period.
Interest expense decreased $0.2 million, or 4%, to $4.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was due to the lower interest rate on the Revolver for the current year period as compared with the prior year period.
Other income (loss) decreased $9.4 million to a loss of $4.2 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period as well as net foreign currency transaction losses in the current year period as compared with net foreign currency transaction gains in the prior year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was 14.9% and 41.0% for the three months ended June 30, 2026 and 2025, respectively. The overall effective tax rate for the three months ended June 30, 2026 is less than the statutory rate. This is primarily due to a portion of net loss allocated to non-controlling interests and the related tax benefit being borne by the holders of non-controlling interests. The decrease in the effective tax rate for the three months ended June 30, 2026 as compared to the prior year period was mainly driven by a decrease in the tax benefit associated with net loss allocated to non-controlling interests in a period of increased pre-tax net loss.
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Income tax benefit increased $21.5 million, or 258%, to $29.9 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The increase in income tax benefit was primarily driven by the increase in pre-tax net loss for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries decreased $5.9 million, or 21%, to $22.7 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. The decrease was primarily attributable to an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $(5.2) million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively.
Net Loss Attributable to Non-Controlling Interests in the Partnership
Net loss attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net loss attributable to non-controlling interests in the Partnership was $76.1 million and $27.1 million for the three months ended June 30, 2026 and 2025, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $3.7 million and $21.0 million for the three months ended June 30, 2026 and 2025, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.4 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively.
Key Operating Metrics
Assets Under Management
AUM was $245 billion as of June 30, 2026, $233 billion as of March 31, 2026 and $199 billion as of June 30, 2025.
Assets Under Advisement
Assets related to our advisory accounts were $668 billion as of June 30, 2026, $652 billion as of March 31, 2026 and $524 billion as of June 30, 2025.

Fee-Earning AUM
Three Months Ended June 30, 2026
FEAUM increased approximately $9.5 billion to $153.6 billion as of June 30, 2026 as compared to March 31, 2026. During the period, FEAUM from SMAs increased approximately $1.4 billion and FEAUM from commingled funds increased approximately $8.1 billion.

	Three Months Ended June 30, 2026
(in millions)	SMAs	Focused Commingled Funds	Total
Beginning balance	$81,815	$62,232	$144,047
Contributions(1)	2,950	8,205	11,155
Distributions(2)	(1,038)	(1,596)	(2,634)
Market value, FX and other(3)	(476)	1,472	996
Ending balance	$83,251	$70,313	$153,564
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
The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	June 30, 2026	March 31, 2026	June 30, 2025
FEAUM
Private equity	$83,774	$75,626	$66,428
Infrastructure	31,311	30,745	26,090
Private debt	25,583	24,797	21,435
Real estate	12,896	12,879	13,266
Total	$153,564	$144,047	$127,219

	As of
	June 30, 2026	March 31, 2026	June 30, 2025
Weighted-average fee rate(1)
Private equity(2)	0.76%	0.74%	0.73%
Real estate, infrastructure and private debt asset classes(3)	0.52%	0.52%	0.53%
Total	0.65%	0.64%	0.64%
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
Undeployed Fee-Earning Capital
As of June 30, 2026, we had $39.3 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
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
Fee-Related Earnings
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
FRE increased $24.4 million, or 30%, to $105.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Adjusted revenues increased $63.1 million, or 27%, to $300.6 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily reflecting increases in fee revenues and realized carried interest allocation revenues.
ANI increased $11.8 million, or 24%, to $60.3 million for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily due to the increase in FRE as discussed above, higher performance fee-related earnings and higher adjusted realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025
(in thousands, except share and per share amounts)
ANI	$60,295	$48,534

Weighted-average shares of Class A common stock outstanding – Basic	81,995,674	77,846,710
Assumed vesting of RSUs	343,420	347,813
Assumed purchase under ESPP	408	—
Exchange of Class B units in the Partnership(1)	38,555,343	39,608,270
Exchange of Class C units in the Partnership(1)	914,619	960,025
Exchange of Class D units in the Partnership(1)	4,083,590	3,530,125
Adjusted weighted-average shares	125,893,054	122,292,943

ANI per share	$0.48	$0.40
_______________________________
(1)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended June 30,
(in thousands)	2026	2025
Total revenues	$378,889	$364,287
Unrealized carried interest allocations	(43,975)	(88,883)
Legacy Greenspring carried interest allocations	(37,171)	(39,637)
Management and advisory fee revenues for the Consolidated Funds(1)	1,763	1,567
Incentive fees for the Consolidated Funds(2)	1,089	133
Adjusted revenues	$300,595	$237,467
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

	Three Months Ended June 30,
(in thousands)	2026	2025
GAAP management and advisory fees, net	$269,171	$211,173
Adjustments(1)	1,763	1,567
Fee revenues	$270,934	$212,740

GAAP incentive fees	$—	$190
Adjustments(2)	1,089	133
Adjusted incentive fees	$1,089	$323

GAAP realized investment income	$1,557	$940
Adjusted realized investment income	$1,557	$940

GAAP interest income	$4,721	$2,496
Adjustments(3)	(3,256)	(998)
Adjusted interest income	$1,465	$1,498

GAAP other income (loss)	$(4,243)	$5,152
Adjustments(4)	3,639	(4,159)
Adjusted other income (loss)	$(604)	$993
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
(4)Reflects the removal of unrealized amounts associated with deferred compensation plan asset adjustments and the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of loss before income tax to ANI and FRE.

	Three Months Ended June 30,
(in thousands)	2026	2025
Loss before income tax	$(200,250)	$(20,350)
Net income attributable to non-controlling interests in subsidiaries(1)	(41,585)	(30,725)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	5,247	(3,382)
Unrealized carried interest allocations	(43,975)	(88,883)
Unrealized performance fee-related compensation	44,686	44,357
Unrealized investment income	(9,266)	(9,572)
Impact of Consolidated Funds	1,912	(24,407)
Equity-based compensation(2)	310,650	184,509
Amortization of intangibles	10,190	10,207
Non-core items(3)	294	686
Pre-tax ANI	77,903	62,440
Income taxes(4)	(17,608)	(13,906)
ANI	60,295	48,534
Income taxes(4)	17,608	13,906
Realized carried interest allocations	(28,572)	(24,404)
Realized performance fee-related compensation	13,862	11,705
Adjusted realized investment income	(1,557)	(940)
Adjusted incentive fees(5)	(1,089)	(323)
Adjusted interest income(6)	(1,465)	(1,498)
Interest expense	4,338	4,534
Adjusted other (income) loss(7)	604	(993)
Net income attributable to non-controlling interests in subsidiaries(1)	41,585	30,725
FRE	$105,609	$81,246
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interests issued in the private wealth subsidiary. Amounts attributable to the profits interests issued in the private wealth subsidiary were $24.4 million and $8.5 million for the three months ended June 30, 2026 and 2025, respectively. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $17.1 million and $22.3 million for the three months ended June 30, 2026 and 2025, respectively.
(2)Reflects equity-based compensation for awards granted prior to and in connection with the IPO, profits interests issued by our non-wholly owned subsidiaries, and unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary.
(3)Includes (income) expense related to transaction costs ($0.2 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively), unrealized amounts associated with cash-based incentive awards tracked to investment funds ($6 thousand and $17 thousand for the three months ended June 30, 2026 and 2025, respectively), loss on change in fair value for contingent consideration obligation ($0.1 million for the three months ended June 30, 2025), unrealized amounts associated with deferred compensation plan asset adjustments ($(11) thousand for the three months ended June 30, 2026), unrealized amounts associated with deferred compensation plan liability adjustments ($64 thousand for the three months ended June 30, 2026) and other non-core operating income and expenses.

(4)Represents corporate income taxes at a blended statutory rate of 22.6% and 22.3% applied to pre-tax ANI for the three months ended June 30, 2026 and 2025, respectively. The 22.6% rate for the three months ended June 30, 2026 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. The 22.3% rate for the three months ended June 30, 2025 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(6)Reflects the removal of interest income earned by the Consolidated Funds.
(7)Reflects the removal of unrealized amounts associated with deferred compensation plan asset adjustments and the impact of consolidation of the Consolidated Funds.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through March 31, 2026 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of March 31, 2026;

•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of March 31, 2026 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY BUYOUT*		VENTURE CAPITAL & GROWTH EQUITY		REAL ESTATE		INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3,4)	NET IRR(2)	INVESTMENT STRATEGY(1,3,5)	NET IRR(2)	INVESTMENT STRATEGY(1,3,6)	NET IRR(2)	INVESTMENT STRATEGY(1,3,7)	NET IRR(2)	INVESTMENT STRATEGY(1,3,8)	NET IRR(2)
Primaries	13.6%	Primaries	14.4%	Core/core+ fund investments	6.8%	Core/debt - all strategies	6.8%	Primaries	7.7%
Secondaries	16.9%	Secondaries	14.0%	Value-add/opportunistic fund investments	7.8%	Core+/value-add - primary fund investments	10.4%	Direct lending	7.0%
Co-investments	15.8%	Directs/co-investments	16.6%	Real estate debt fund investments	5.1%	Core+/value-add - secondary fund investments	8.2%	Opportunistic	8.3%
				Value-add/opportunistic secondaries & co-investments	8.8%	Core+/value-add - co-investments(3)	11.4%	Co-investments/secondaries	9.4%
								Direct lending	8.1%
								Opportunistic	11.1%
								Customized managed accounts[3]	(*)
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of March 31, 2026, as reported by underlying managers up to the business day occurring on or after 100 days following March 31, 2026. For investment returns where NAV data is not available by the business day occurring on or after 100 days following March 31, 2026, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
(2)Net IRR and Net TVM are presented solely for illustrative purposes and do not represent actual returns received by any investor in any of the StepStone Funds. Returns represented are net of fees and expenses charged by both the underlying investment and hypothetical StepStone fees. The aggregate returns are not indicative of the returns an individual investor would receive from these investments. No individual investor received the aggregate returns described herein as the investments were made across multiple mandates over multiple years. StepStone fees and expenses are based on the following assumptions (management fees and expenses represent an annual rate, charged quarterly):
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

iii.Co-investments management fee: 100 basis points of capital commitments for private equity in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90 basis points of the net invested capital, charged quarterly. 100 basis points of net committed capital for real estate; 90 and 50 basis points of net committed capital for infrastructure co-investments and direct asset management investments, respectively; 65 basis points of net asset value for private debt; 200 basis points of net invested capital for the StepStone VC Platform.
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
Net IRR and Net TVM for investments reflect the underlying fund manager’s use of subscription backed credit facilities, if reported to StepStone as such by the underlying managers. Aggregate net performance returns for private equity buyout secondaries and co-investments are presented on a levered basis. Without the subscription lines, Net IRR/Net TVM for private equity buyout secondaries and co-investments would be 14.6%/1.3x and 14.3%/1.6x, respectively. Reinvested/recycled amounts increase contributed capital.
(3)Investments returns of clients’ portfolios are included in the performance summary past the client’s termination date until such time as StepStone stops receiving current investment data (quarterly valuations and cash flows) for such investment. At that point, StepStone will then ‘liquidate’ the fund by entering a distribution amount equal to the last reported NAV, thus ending its contribution to the track record as of that date. Historical performance contribution will be maintained up until the ‘liquidation’ date.
(4)Private equity buyout performance includes buyout-focused strategies comprising 1,140 investments totaling $171.6 billion of capital commitments, and excludes (i) venture capital and growth equity direct investments, reported separately; (ii) 189 client-directed buyout investments, totaling $33.2 billion of capital commitments; (iii) 93 investments with energy, infrastructure and other non-buyout-focused strategies totaling $9.4 billion of capital commitments; (iv) two advisory co-investments totaling $100 million; and (v) any investments that do not have client data monitored in SPI Reporting.
* Private equity buyout investment returns have replaced private equity investment returns. Private equity buyout investment returns represent StepStone’s buyout focused investment strategies and therefore do not include venture capital and growth equity direct investments, fund-of-funds investments, energy, opportunistic and other non-buyout-focused investment strategies previously reported as part of private equity investment returns. In addition, secondary and co-investment performance was previously presented on an unlevered basis. Private equity Net IRR/Net TVM investment returns for primaries, secondaries and co-investments, as previously presented would have been, for primary investments, secondaries and co-investments 13.2%/1.5x, 13.7%/1.3x, and 15.1%/1.5x, respectively.
(5)Venture capital and growth equity includes 2,309 investments totaling $67.2 billion of capital commitments and excludes (i) 70 client-directed investments, totaling $2.4 billion of capital commitments, and (ii) investments that do not have client data monitored in SPI Reporting. StepStone's venture capital and growth equity strategy is composed of a) investments in the StepStone venture capital platform, comprising venture capital focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).
(6)Real estate includes 528 investments totaling $95.4 billion of capital commitments and excludes (i) 100 client-directed real estate investments, totaling $18.1 billion of capital commitments, (ii) 20 secondary/co-investment core/core+ or credit investments, totaling $1.2 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.
(7)Infrastructure includes 373 investments totaling $77.2 billion of capital commitments and excludes (i) eight infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 53 client-directed infrastructure investments, totaling $12.7 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.

(8)Private debt includes 1,955 investments totaling $73.3 billion of capital commitments and excludes (i) 48 client-directed debt investments, totaling $4.3 billion of capital commitments, (ii) 50 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. *Net IRRs are not aggregated and shown for customized managed accounts (which include capacity-negotiated GP co-investment accounts and GP primary managed accounts) totaling $36.5 billion of committed capital, as the investment objective of those investments are customized to the respective client’s investment target on multiple-on-committed-capital (“MOCC”) and can differ significantly.
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
As of June 30, 2026, we had $201.7 million of cash, cash equivalents and restricted cash ($703.1 million including Consolidated Funds) and $2,344.9 million of investments in StepStone Funds ($4,380.8 million including Consolidated Funds), including $2,080.4 million of accrued carried interest allocations, against $270.9 million in debt obligations, net of debt issuance costs ($1,451.5 million including Consolidated Funds), and $1,145.1 million in accrued carried interest-related compensation payable.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) performance fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, make repurchases under our stock repurchase program and to make investments in the StepStone Funds. We believe we will have sufficient ability to meet our liquidity and capital resources requirements for the next 12 months through cash flows from operating activities, existing cash and cash equivalents, borrowings under the Revolver, and our ability to obtain future financing.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Three Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(457,511)	$46,282
Net cash provided by (used in) investing activities	21,402	(11,793)
Net cash provided by (used in) financing activities	19,080	(72,222)
Effect of exchange rate changes	1,129	(7,416)
Net decrease in cash, cash equivalents and restricted cash	$(415,900)	$(45,149)
Operating Activities
Operating activities provided (used) $(457.5) million and $46.3 million of cash for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026 and 2025, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interests issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation and unrealized investment (income) loss), of $87.8 million and $111.6 million;
•net change in operating assets and liabilities of $4.9 million and $12.8 million;
•adjustments for unrealized (income) loss on investments of Consolidated Funds of $10.3 million and $(20.8) million;
•adjustments for unrealized income from notes payable of Consolidated Funds of $18.1 million and $0 million;
•net contributions to investments of Consolidated Funds of $614.6 million and $57.7 million; and
•net change in operating assets and liabilities of Consolidated Funds of $72.2 million and $0.4 million.
Investing Activities
Investing activities provided (used) $21.4 million and $(11.8) million of cash for the three months ended June 30, 2026 and 2025, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $6.0 million and $11.5 million;
•net distributions from investments in legacy Greenspring entities of $0.4 million and $0.8 million;

•net cash recognized upon initial consolidation of funds of $27.6 million and $0 million; and
•purchases of fixed assets of $0.5 million and $1.1 million.
Financing Activities
Financing activities provided (used) $19.1 million and $72.2 million of cash for the three months ended June 30, 2026 and 2025, respectively, and primarily consisted of the following:
•proceeds from capital contributions from non-controlling interests of $7.7 million and $1.5 million;
•distributions to non-controlling interests of $53.9 million and $60.2 million;
•purchase of non-controlling interests of $9.6 million and $10.3 million;
•proceeds from capital contributions to legacy Greenspring entities of $0.2 million and $0.4 million;
•distributions to non-controlling interests in legacy Greenspring entities of $0.7 million and $3.0 million;
•dividends paid to common stockholders of $68.6 million and $50.3 million;
•payments for repurchases of Class A common stock of $19.2 million and $0 million;
•payments to related parties under the Tax Receivable Agreements of $16.2 million and $11.5 million;
•issuance of notes payable for Consolidated Funds of $31.3 million and $0 million;
•net borrowings on fund credit facilities of $215.8 million and $0 million;
•payment of debt issuance costs on fund credit facilities of $4.9 million and $0 million;
•proceeds from capital contributions from non-controlling interests in Consolidated Funds of $143.4 million and $0 million;
•distributions to non-controlling interests in Consolidated Funds of $276.3 million and $0 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $72.0 million and $67.7 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $2.0 million and $6.6 million.

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
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of June 30, 2026 was 5.79%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is May 16, 2029. As of June 30, 2026, we had outstanding borrowings of $100.0 million under the Revolver.
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is equal to or greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of June 30, 2026, we had outstanding letters of credit totaling $10.1 million.
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
Debt Obligations of Consolidated Funds
Debt obligations of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by a consolidated collateralized financing entity (“CFE”). These debt obligations are collateralized by the assets held by the CFE and are non-recourse to us. We are not liable for any of the notes payable issued by the CFE, as the creditors of the CFE do not have recourse to our assets outside of the assets held by the CFE. As of June 30, 2026, the collateral of the CFE consisted of cash and cash equivalents and investments in funds which are generally organized as partnership and LLC interests. The notes payable may only be repaid from collateral proceeds of the CFE, which will occur as distributions are received from underlying assets. Notes payable of the Consolidated Funds are collateralized by the assets held by the Consolidated Funds and the assets of one fund may not be used to satisfy the liabilities of another fund.
As of June 30, 2026, the consolidated CFE has the ability to issue up to $1,480.8 million of additional notes payable.
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. These debt obligations of the Consolidated Funds are non-recourse to us.
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of June 30, 2026, there were no outstanding borrowings under the Fund Credit Facility.
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
In March 2026, our consolidated CFE entered into a credit agreement arranged by Alter Domus LLC, as the administrative agent, and certain other lenders party thereto that provides for a revolving credit facility (the “Liquidity Loan Facility”) of up to $389.7 million. As of June 30, 2026, there were no outstanding borrowings under the Liquidity Loan Facility.
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

In June 2026, one of our consolidated investment funds entered into a supplemental credit agreement arranged by Lloyds Bank Corporate Markets PLC, as the agent and security agent, and UBS Switzerland AG, as the lender, establishing an additional revolving credit sub-facility of up to $160.0 million (the “Sub-Facility”). As of June 30, 2026, there were approximately $35.1 million in outstanding borrowings under the Sub-Facility.
Borrowings under the Sub-Facility bear interest at a variable rate per annum based on the applicable benchmark rate plus a margin of 170 basis points. The Sub-Facility also bears a commitment fee of 0.25% per annum. The interest rate in effect for the Sub-Facility as of June 30, 2026 was 5.35%.
Borrowings under the Sub-Facility may be repaid in accordance with the terms of the supplemental credit agreement and, subject to certain terms and conditions, may be reborrowed prior to the termination date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the termination date. The termination date for the Sub-Facility is 365 days from the effective date, subject to the extension option under the facilities agreement.
One of our consolidated investment funds is party to a credit agreement, as amended and restated in March 2026, with Goldman Sachs Bank USA that provides for an uncommitted revolving credit facility of up to $37.0 million (“Facility D”). As of June 30, 2026, there were approximately $18.2 million in outstanding borrowings under Facility D.
Borrowings under Facility D bear interest at a variable rate per annum equal to the Term SOFR plus 310 basis points or the Prime Rate plus 210 basis points. Facility D also requires payment of a quarterly administrative fee equal to 15 basis points of the facility limit. The interest rate in effect for Facility D as of June 30, 2026 was 6.72%.
Borrowings under Facility D may be repaid at any time during the term of the credit agreement and, subject to the terms of the credit agreement, may be reborrowed. Facility D terminates on the earlier of (i) the date that is 30 days prior to the last date on which capital may be called from investors to repay obligations under the facility or (ii) the date on which the credit agreement is terminated by either the lender or the borrower.
In May 2026, one of our consolidated investment funds entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, lead arranger, letter of credit issuer and lender, providing for a revolving credit facility of up to $675.0 million (the “Subscription Facility”). As of June 30, 2026, there were approximately $222.9 million in outstanding borrowings under the Subscription Facility.
Borrowings under the Subscription Facility bear interest at a variable rate equal to SOFR plus 1.80% per annum. In addition, the Subscription Facility is subject to an unused commitment fee of 0.25% per annum on undrawn commitments and customary fees associated with letters of credit. The weighted-average interest rate in effect under the Subscription Facility as of June 30, 2026 was 5.45%.
During the availability period, amounts borrowed under the Subscription Facility may be repaid and subsequently reborrowed, subject to the terms and conditions of the credit agreement. Obligations under the Subscription Facility are secured by investor capital commitments and related collateral pledged to the lenders. The Subscription Facility matures on May 4, 2029 and may be extended in accordance with the terms of the credit agreement.

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
Fund Credit Facility
Under the terms of the Fund Credit Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Fund Credit Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Fund Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Fund Credit Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
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
Sub-Facility
Under the terms of the Sub-Facility, certain assets of the Consolidated Funds serve as pledged collateral. Additionally, the Sub-Facility provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Sub-Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately. The Sub-Facility also contains financial covenants requiring the fund to maintain an uncalled capital commitment coverage ratio.

Facility D
Under the terms of Facility D, certain assets of the Consolidated Funds serve as pledged collateral. In addition, Facility D contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. Facility D also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under Facility D, together with accrued and unpaid interest thereon, including default interest, to become immediately due and payable.
Subscription Facility
Under the terms of the Subscription Facility, certain assets of the Consolidated Funds, including investor capital commitments and related collateral accounts, serve as pledged collateral. In addition, the Subscription Facility contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The credit agreement contains customary representations and warranties, borrowing conditions, collateral maintenance provisions, and events of default.
As of June 30, 2026, we were in compliance with the covenants under our various debt agreements.
Equity Transactions
In June 2026, we issued 250,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 250,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 50,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 50,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. We also issued 831,428 shares of Class A common stock to certain limited partners of the Partnership in exchange for 831,428 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.

Stock Repurchase Program
On March 9, 2026, our board of directors authorized a stock repurchase program of up to $100.0 million of our Class A common stock, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from us in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units. During the three months ended June 30, 2026, we made $19.2 million in payments for common stock repurchases under the stock repurchase program. We had $72.1 million remaining under the stock repurchase program to repurchase additional shares as of June 30, 2026.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On August 6, 2026, we announced a dividend of $0.33 per share of Class A common stock, payable on September 15, 2026 to holders of record at the close of business on August 31, 2026.
The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Third quarter	December 15, 2025	0.28
Fourth quarter	March 13, 2026	0.28
Total dividends paid in FY2026		$1.48

First quarter	June 30, 2026	$0.28
Supplemental[2]	June 30, 2026	0.55
Total dividends paid in FY2027		$0.83
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2025 and 2026, respectively.

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
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) an entity named CH Equity Partners, LLC, held by the SPW management team and other employees of SPW, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of June 30, 2026, the put right held by CH Equity Partners, LLC has not been exercised. The estimated fair value of the liability classified awards as of June 30, 2026 was $2,543.3 million, or $3,403.2 million, on an undiscounted basis. As of June 30, 2026, the estimated cash amount payable to settle the liability under the Private Wealth Transaction was $850.8 million, based on our expectation for settlement of 25% of the consideration in cash and 75% in units of the Partnership. We believe that we will be able to meet the cash requirements for settlement of the liability through a combination of cash flows from operating activities, borrowings under our Revolver, and our ability to obtain future financing. See note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. For more information, see “Risk Factors—Risks Related to Our Business—Under our option agreement with respect to SPW, we may purchase certain profits interests of SPW and the purchase price for such purchases may be substantial” included in our annual report on Form 10-K for the fiscal year ended March 31, 2026.

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
See note 2 to our condensed consolidated financial statements included elsewhere in this quarterly report, and note 2 to our audited consolidated financial statements in our Form 10-K for the year ended March 31, 2026 for a summary of our significant accounting policies.
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

Our management fee and advisory fee revenues have historically been only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. For the last twelve months ended June 30, 2026 and March 31, 2026, NAV-based management fees represented approximately 27% and 24%, respectively, of total net management and advisory fees. The increase in NAV-based management fees as a percentage of total net management and advisory fees is primarily attributable to the continued growth of our private wealth funds, which earn fees based on a contractual rate applied to NAV. As the private wealth funds continue to scale, the proportion of NAV-based fees may increase further in future periods, which could result in greater sensitivity of our management fee revenues to changes in investment values. We estimate that a 10% decline in market values of the investments held in our funds as of June 30, 2026 and March 31, 2026, would result in an approximate decrease to annual management fees of $25.3 million and $21.2 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of both June 30, 2026 and March 31, 2026, we had $21.1 million of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of June 30, 2026, and March 31, 2026, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $452.9 million and $438.7 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2027 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of June 30, 2026 and March 31, 2026, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $26.4 million and $24.9 million, respectively.

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
Interest Rate Risk
As of June 30, 2026 and March 31, 2026, we had $175.0 million in borrowings outstanding under our Notes and $100.0 million in borrowings outstanding under our Revolver. The Revolver accrues interest at a variable rate and the Notes accrue interest at a fixed rate of 5.52%. As of both June 30, 2026 and March 31, 2026, we estimate that interest expense would increase by $2.8 million on an annualized basis as a result of a 100 basis point increase in interest rates. Based on the $201.7 million and $213.6 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of June 30, 2026 and March 31, 2026, respectively, we estimate that interest income would increase by $2.0 million and $2.1 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required with respect to this item can be found under the heading “Litigation” in note 14, Commitments and Contingencies, to our condensed consolidated financial statements included elsewhere in this quarterly report, and such information is incorporated by reference into this Part II, Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information regarding repurchases of our Class A common stock during the three months ended June 30, 2026:

(in thousands, except share and per share amounts)	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	$—	—	$—
June 1 - June 30, 2026	469,897	$40.89	469,897	$72,077
Total	469,897		469,897
______________________________
(1)During the three months ended June 30, 2026, 2,552 shares of Class A common stock were purchased in conjunction with the payment of tax liabilities in respect of stock delivered to our employees in settlement of vested equity-based awards. These shares were not repurchased as part of any publicly announced stock repurchase program and are not included within the total number of shares purchased above or the stock repurchase program described below.
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
See note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report for more information.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
The table below summarizes the terms of “Rule 10b5-1 trading arrangements,” as defined in Item 408 of Regulation S-K, adopted, modified or terminated by our executive officers or directors during the quarter ended June 30, 2026. The trading arrangement listed below is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name	Title	Date of Adoption or Termination	Duration of Plan(1)	Aggregate number of shares of Class A common stock to be sold pursuant to the trading arrangement
Thomas Keck	Director	Plan adopted June 12, 2026	Plan terminates December 31, 2026	100,750
_______________________________
(1)Such plan will expire on the earlier of the expiration date or the completion of all transactions under the trading arrangement.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.2	9/19/2025	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2026.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)