Form 10-Q
period 2026-09-30
StepStone Group Inc.
filed 2026-11-09
CIK 1796022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: As of November 3, 2026, there were 82,475,390 shares of the registrant’s Class A common stock, par value $0.001, and 38,326,745 shares of the registrant’s Class B common stock, par value $0.001, outstanding.

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
FORWARD-LOOKING STATEMENTS
This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements related to our expectations, estimates, beliefs, projections, future plans and strategies, anticipated events or trends, and similar expressions and statements that are not historical facts, including our expectations regarding market and business conditions, industry prospects, future results of operations or financial position, our liquidity and capital resource requirements, the incurrence of future indebtedness, future issuances of our stock, future dividends and repurchases of our stock, and the exercise of our call right, or of the put right held by CH Equity Partners, LLC, under the option agreement relating to the profits interest in SPW. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “future,” “intend,” “may,” “plan” and “will” and similar expressions to identify forward-looking statements. Forward-looking statements reflect management’s current plans, estimates and expectations and are inherently uncertain. The inclusion of any forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated will be achieved. Forward-looking statements are subject to various risks, uncertainties and assumptions. Important factors that could cause actual results to differ materially from those in forward-looking statements include, but are not limited to, global and domestic market and business conditions, our successful execution of business and growth strategies, the favorability of the private markets fundraising environment, successful integration of acquired businesses and regulatory factors relevant to our business, as well as assumptions relating to our operations, financial results, financial condition, business prospects, growth strategy and liquidity and the risks and uncertainties described in greater detail in this Form 10-Q and under “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended March 31, 2026 and in our subsequent reports filed from time to time with the U.S. Securities and Exchange Commission (“SEC”), which are accessible on the SEC’s website at www.sec.gov. These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Form 10-Q and in our other periodic filings. We undertake no obligation to revise or update any forward-looking statements after the date of this Form 10-Q, whether as a result of new information, future events or otherwise, except as may be required by law.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands, except share and per share amounts)

	As of
	September 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$297,038	$213,065
Restricted cash	1,227	579
Fees and accounts receivable	87,937	133,287
Due from affiliates	162,507	113,150
Investments:
Investments in funds	285,964	249,447
Accrued carried interest allocations	2,383,351	2,036,892
Legacy Greenspring investments in funds and accrued carried interest allocations(1)	887,830	752,776
Deferred income tax assets	696,522	614,788
Lease right-of-use assets, net	140,075	81,565
Other assets and receivables	63,084	58,946
Intangibles, net	202,665	223,044
Goodwill	580,542	580,542
Assets of Consolidated Funds:
Cash and cash equivalents	504,279	905,357
Investments, at fair value	2,943,630	715,335
Other assets	21,014	83,929
Total assets	$9,257,665	$6,762,702
Liabilities and stockholders’ equity
Accounts payable, accrued expenses and other liabilities	$89,496	$102,685
Accrued compensation and benefits	3,055,602	2,360,770
Accrued carried interest-related compensation	1,355,953	1,100,604
Legacy Greenspring accrued carried interest-related compensation(1)	759,764	619,186
Due to affiliates	368,722	362,833
Lease liabilities	162,545	103,600
Debt obligations	286,224	270,572
Liabilities of Consolidated Funds:
Other liabilities	222,846	25,241
Debt obligations	1,394,536	931,185
Total liabilities	7,695,688	5,876,676
Commitments and contingencies (Note 14)
Redeemable non-controlling interests in Consolidated Funds	310,327	186,236
Redeemable non-controlling interests in subsidiaries	10,155	8,777
Stockholders’ equity:
Class A common stock, $0.001 par value, 650,000,000 authorized; 82,475,390 and 80,703,553 issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	82	81
Class B common stock, $0.001 par value, 125,000,000 authorized; 38,326,745 and 38,637,761 issued and outstanding as of September 30, 2026 and March 31, 2026, respectively	38	39
Additional paid-in capital	542,240	482,057
Accumulated deficit	(1,181,355)	(896,879)
Accumulated other comprehensive income	1,381	1,143
Total StepStone Group Inc. stockholders’ equity	(637,614)	(413,559)
Non-controlling interests in subsidiaries	2,306,036	1,373,242
Non-controlling interests in legacy Greenspring entities(1)	128,066	133,590
Non-controlling interests in the Partnership	(554,993)	(402,260)
Total stockholders’ equity	1,241,495	691,013
Total liabilities and stockholders’ equity	$9,257,665	$6,762,702
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

The following presents the portion of the condensed consolidated balances presented above attributable to consolidated variable interest entities.

	As of
	September 30, 2026	March 31, 2026
Assets
Cash and cash equivalents	$91,462	$90,403
Restricted cash	1,227	579
Fees and accounts receivable	59,774	107,352
Due from affiliates	102,691	53,123
Investments in funds	85,828	77,202
Legacy Greenspring investments in funds and accrued carried interest allocations	887,830	752,776
Deferred income tax assets	4,111	4,491
Lease right-of-use assets, net	14,475	15,850
Other assets and receivables	12,384	16,135
Assets of Consolidated Funds:
Cash and cash equivalents	504,279	905,357
Investments, at fair value	2,943,630	715,335
Other assets	21,014	83,929
Total assets	$4,728,705	$2,822,532

Liabilities
Accounts payable, accrued expenses and other liabilities	$29,283	$36,438
Accrued compensation and benefits	2,965,301	2,321,815
Legacy Greenspring accrued carried interest-related compensation	759,764	619,186
Due to affiliates	25,136	18,292
Lease liabilities	16,029	17,048
Liabilities of Consolidated Funds:
Other liabilities	222,846	25,241
Debt obligations	1,394,536	931,185
Total liabilities	$5,412,895	$3,969,205
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Loss (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues
Management and advisory fees, net	$293,149	$215,489	$562,320	$426,662
Performance fees:
Incentive fees	2,495	4,902	2,495	5,092
Carried interest allocations:
Realized	60,795	58,878	89,367	83,282
Unrealized	301,710	147,813	345,685	236,696
Total carried interest allocations	362,505	206,691	435,052	319,978
Legacy Greenspring carried interest allocations(1)	114,995	27,143	152,166	66,780
Total performance fees	479,995	238,736	589,713	391,850
Total revenues	773,144	454,225	1,152,033	818,512
Expenses
Compensation and benefits:
Cash-based compensation	121,402	100,348	238,636	196,333
Equity-based compensation	378,816	884,470	696,093	1,073,188
Performance fee-related compensation:
Realized	32,808	30,995	46,670	42,700
Unrealized	211,049	88,727	255,735	133,084
Total performance fee-related compensation	243,857	119,722	302,405	175,784
Legacy Greenspring performance fee-related compensation(1)	114,995	27,143	152,166	66,780
Total compensation and benefits	859,070	1,131,683	1,389,300	1,512,085
General, administrative and other	58,495	45,292	111,964	88,206
Total expenses	917,565	1,176,975	1,501,264	1,600,291
Other income (expense)
Investment income (loss)	21,114	(1,210)	31,937	9,302
Legacy Greenspring investment income (loss)(1)	3,172	1,313	(2,075)	4,695
Investment income of Consolidated Funds	210,119	46,044	212,963	67,715
Interest income	2,397	3,224	7,118	5,720
Interest expense	(23,515)	(4,425)	(27,853)	(8,959)
Other income (loss)	(20,838)	1,978	(25,081)	7,130
Total other income	192,449	46,924	197,009	85,603
Income (loss) before income tax	48,028	(675,826)	(152,222)	(696,176)
Income tax benefit	(17,388)	(100,336)	(47,272)	(108,675)
Net income (loss)	65,416	(575,490)	(104,950)	(587,501)
Less: Net income attributable to non-controlling interests in subsidiaries	174,263	9,242	196,994	37,859
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	3,172	1,313	(2,075)	4,695
Less: Net loss attributable to non-controlling interests in the Partnership	(50,416)	(259,946)	(126,550)	(287,068)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	8,672	39,659	12,335	60,616
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	941	384	1,378	963
Net loss attributable to StepStone Group Inc.	$(71,216)	$(366,142)	$(187,032)	$(404,566)

Net loss per share of Class A common stock:
Basic	$(0.87)	$(4.66)	$(2.28)	$(5.17)
Diluted	$(0.87)	$(4.66)	$(2.28)	$(5.17)
Weighted-average shares of Class A common stock:
Basic	82,293,951	78,561,587	82,145,627	78,206,102
Diluted	82,293,951	78,561,587	82,145,627	78,206,102
(1)Reflects amounts attributable to consolidated VIEs for which the Company did not acquire any direct economic interests. See notes 2, 3 and 5 for more information.
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$65,416	$(575,490)	$(104,950)	$(587,501)
Other comprehensive income (loss):
Foreign currency translation adjustment	10	(23)	315	(800)
Total other comprehensive income (loss)	10	(23)	315	(800)
Comprehensive income (loss) before non-controlling interests	65,426	(575,513)	(104,635)	(588,301)
Less: Comprehensive income attributable to non-controlling interests in subsidiaries	174,266	9,233	197,105	37,534
Less: Comprehensive income (loss) attributable to non-controlling interests in legacy Greenspring entities	3,172	1,313	(2,075)	4,695
Less: Comprehensive loss attributable to non-controlling interests in the Partnership	(50,414)	(259,951)	(126,480)	(287,240)
Less: Comprehensive income attributable to redeemable non-controlling interests in Consolidated Funds	8,672	39,659	12,335	60,616
Less: Comprehensive income attributable to redeemable non-controlling interests in subsidiaries	941	384	1,378	963
Comprehensive loss attributable to StepStone Group Inc.	$(71,211)	$(366,151)	$(186,898)	$(404,869)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Non-Controlling Interests in Subsidiaries	Non-Controlling Interests in Legacy Greenspring Entities	Non-Controlling Interests in the Partnership	Total Stockholders’ Equity
Balance at June 30, 2026	$82	$38	$541,815	$(1,082,511)	$1,376	$1,867,651	$127,812	$(485,734)	$970,529
Net income (loss)	—	—	—	(71,216)	—	174,263	3,172	(50,416)	55,803
Other comprehensive income	—	—	—	—	5	3	—	2	10
Contributed capital	—	—	—	—	—	146,038	311	—	146,349
Equity-based compensation	—	—	4,307	—	—	157	—	2,239	6,703
Distributions	—	—	—	—	—	(51,128)	(3,229)	(22,165)	(76,522)
Dividends declared	—	—	—	(27,628)	—	—	—	—	(27,628)
Class A common stock issued under ESPP	—	—	1,387	—	—	—	—	722	2,109
Repurchases of Class A common stock	—	—	(1,367)	—	—	—	—	(711)	(2,078)
Initial consolidation of Consolidated Funds	—	—	—	—	—	167,231	—	—	167,231
Equity reallocation between controlling and non-controlling interests	—	—	(2,891)	—	—	1,821	—	1,070	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(1,011)	—	—	—	—	—	(1,011)
Balance at September 30, 2026	$82	$38	$542,240	$(1,181,355)	$1,381	$2,306,036	$128,066	$(554,993)	$1,241,495

Balance at March 31, 2026	$81	$39	$482,057	$(896,879)	$1,143	$1,373,242	$133,590	$(402,260)	$691,013
Net income (loss)	—	—	—	(187,032)	—	196,994	(2,075)	(126,550)	(118,663)
Other comprehensive income	—	—	—	—	134	111	—	70	315
Contributed capital	—	—	—	—	—	297,113	511	—	297,624
Equity-based compensation	—	—	8,825	—	—	314	—	4,630	13,769
Distributions	—	—	—	—	—	(343,395)	(3,960)	(60,058)	(407,413)
Dividends declared	—	—	—	(97,444)	—	—	—	—	(97,444)
Class A common stock issued under ESPP	—	—	1,387	—	—	—	—	722	2,109
Exchange of Class B, Class C and Class D units for Class A common stock and redemption of corresponding Class B common stock	1	(1)	(1)	—	—	—	—	—	(1)
Purchase of non-controlling interests	—	—	(6,236)	—	—	—	—	(3,353)	(9,589)
Class A common stock issued for purchase of asset class non-controlling interests	1	—	(1)	—	—	—	—	—	—
Repurchases of Class A common stock	(1)	—	(14,030)	—	—	—	—	(7,268)	(21,299)
Initial consolidation of Consolidated Funds	—	—	—	—	—	898,819	—	—	898,819
Equity reallocation between controlling and non-controlling interests	—	—	77,984	—	104	(117,162)	—	39,074	—
Deferred tax effect resulting from equity transactions affecting ownership in the Partnership(1)	—	—	(7,745)	—	—	—	—	—	(7,745)
Balance at September 30, 2026	$82	$38	$542,240	$(1,181,355)	$1,381	$2,306,036	$128,066	$(554,993)	$1,241,495
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

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(104,950)	$(587,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,706	22,884
Unrealized carried interest allocations and investment income	(371,451)	(254,297)
Unrealized legacy Greenspring carried interest allocations and investment income	(137,344)	(50,771)
Unrealized performance fee-related compensation	255,735	133,084
Unrealized legacy Greenspring performance fee-related compensation	139,591	48,617
Amortization of deferred financing costs	652	652
Equity-based compensation	641,539	1,057,152
Change in deferred income taxes	(75,370)	(126,795)
Adjustments to reconcile net loss to net cash used in operating activities of Consolidated Funds:
Realized and unrealized gains on investments of Consolidated Funds	(212,963)	(66,318)
Unrealized gains from notes payable of Consolidated Funds	(11,644)	—
Contributions to investments of Consolidated Funds	(1,294,985)	(166,498)
Distributions received from investments of Consolidated Funds	263,198	—
Changes in operating assets and liabilities:
Fees and accounts receivable	45,350	(564)
Due from affiliates	(49,357)	(22,295)
Other assets and receivables	(4,280)	17,878
Accounts payable, accrued expenses and other liabilities	(15,094)	2,761
Accrued compensation and benefits	67,062	41,800
Due to affiliates	7,604	7,251
Lease right-of-use assets, net and lease liabilities	435	1,134
Changes in operating assets and liabilities of Consolidated Funds:
Other assets and receivables	11,105	15,353
Other liabilities and payables	4,394	(11,004)
Net cash provided by (used in) operating activities	(818,067)	62,523
Cash flows from investing activities
Contributions to investments	(20,843)	(29,666)
Distributions received from investments	8,869	8,426
Contributions to investments in legacy Greenspring entities	(511)	(810)
Distributions received from investments in legacy Greenspring entities	3,786	1,901
Net cash recognized upon initial consolidation of funds	27,582	—
Purchases of property and equipment	(2,319)	(1,426)
Net cash provided by (used in) investing activities	16,564	(21,575)
See accompanying notes to condensed consolidated financial statements.

StepStone Group Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from financing activities
Proceeds from capital contributions from non-controlling interests	$944	$1,581
Purchase of non-controlling interests	(9,589)	(10,339)
Proceeds from revolving credit facility	15,000	—
Proceeds from issuance of Class A common stock under ESPP	2,109	1,728
Distributions to non-controlling interests	(102,557)	(112,854)
Proceeds from capital contributions to legacy Greenspring entities	511	810
Distributions to non-controlling interests in legacy Greenspring entities	(3,960)	(4,443)
Dividends paid to common stockholders	(95,783)	(72,261)
Payments for repurchases of Class A common stock	(21,299)	—
Payments to related parties under Tax Receivable Agreements	(16,205)	(11,494)
Other financing activities	(1)	(1)
Cash flows from financing activities of Consolidated Funds:
Issuance of notes payable	56,048	—
Proceeds from borrowings on fund credit facilities	725,882	17,500
Payments on fund credit facilities	(169,804)	—
Payment of debt issuance costs on fund credit facilities	(4,418)	—
Proceeds from capital contributions from non-controlling interests in Consolidated Funds	296,169	—
Distributions to non-controlling interests in Consolidated Funds	(300,896)	—
Contributions from redeemable non-controlling interests in Consolidated Funds	125,294	281,447
Redemptions of redeemable non-controlling interests in Consolidated Funds	(13,538)	(48,255)
Net cash provided by financing activities	483,907	43,419
Effect of foreign currency exchange rate changes	1,139	(7,463)
Net increase (decrease) in cash, cash equivalents and restricted cash	(316,457)	76,904
Cash, cash equivalents and restricted cash at beginning of period	1,119,001	289,804
Cash, cash equivalents and restricted cash at end of period	$802,544	$366,708

Supplemental disclosures:
Non-cash operating, investing, and financing activities:
Accrued dividends	$1,661	$1,058
Deferred tax effect resulting from transactions affecting ownership in the Partnership, including net amounts payable under Tax Receivable Agreements	(7,745)	(6,086)
Initial consolidation of Consolidated Funds	898,819	—
Establishment of lease liabilities in exchange for lease right-of-use assets	38,893	—
Remeasurement of lease liabilities	24,402	—
Non-cash purchases of property and equipment	1,231	—
Deferred purchase price for investments of Consolidated Funds	154,395	—
Equity issued for purchase of non-controlling interests	165,703	160,876
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$297,038	$229,824
Restricted cash	1,227	531
Cash and cash equivalents of Consolidated Funds	504,279	136,353
Total cash, cash equivalents and restricted cash	$802,544	$366,708
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
SSG is a holding company whose principal asset is a controlling financial interest in the Partnership through its ownership of all of the Partnership’s Class A units and 100% of the membership interests in the General Partner of the Partnership. SSG acts as the sole managing member of the General Partner of the Partnership and, as a result, indirectly operates and controls all of the Partnership’s business and affairs. As a result, SSG consolidates the financial results of the Partnership and reports non-controlling interests related to the Class B, Class C and Class D units of the Partnership which are not owned by SSG. The assets and liabilities of the Partnership represent substantially all of SSG’s consolidated assets and liabilities, with the exception of certain deferred income taxes and payables due to affiliates pursuant to tax receivable agreements (see notes 10 and 12). Each share of Class A common stock and Class B common stock is entitled to one vote. As of September 30, 2026, SSG held approximately 65.9% of the economic interest in the Partnership. As the Partnership’s limited partners exchange their Class B, Class C and Class D units into SSG’s Class A common stock in the future, SSG’s economic interest in the Partnership will increase relative to that of the Class B, Class C and Class D unitholders.

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
The Company and its subsidiaries manage or control certain entities that constitute client investment funds, including collateralized financing entities (“CFE”), that have been consolidated in the accompanying condensed consolidated financial statements (“Consolidated Funds”). Including the results of the Consolidated Funds increases the reported amounts of the assets, liabilities, expenses and cash flows in the accompanying condensed consolidated financial statements. Amounts related to economic interests held by third-party investors are reflected as either non-controlling interests in subsidiaries or redeemable non-controlling interests in Consolidated Funds when the equity interests of the fund are redeemable. The revenues earned by the Company as investment manager of the Consolidated Funds are eliminated in consolidation and generally have no direct effect on the net income (loss) attributable to SSG or to stockholders’ equity.
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
Accounting for Differing Fiscal Periods
The StepStone Funds (including the Consolidated Funds) primarily have a fiscal year end as of December 31. The Company accounts for its investments in the StepStone Funds and the consolidated balances of the Consolidated Funds on a three-month lag due to the timing of receipt of financial information from the investments held by the StepStone Funds. The StepStone Funds primarily invest in private markets funds that generally require at least 90 days following the calendar year end to provide audited financial statements. As a result, the Company uses the December 31 audited financial statements of the StepStone Funds, which reflect the underlying private markets funds as of December 31, to record its investments (including any carried interest allocated by those investments) for its fiscal year-end consolidated financial statements as of March 31. The Company further adjusts the reported carrying values of its investments in the StepStone Funds, and the consolidated balances for the Consolidated Funds, for its share of capital contributions to and distributions from the StepStone Funds during the three-month lag period. For this interim period ended September 30, 2026, the Company used the June 30, 2026 unaudited financial statements of the StepStone Funds, which reflect the underlying private market funds as of June 30, 2026, to record its investments (including any carried interest allocated from those investments), as adjusted for capital contributions and distributions during the three-month lag period ended September 30, 2026.
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
The Company is continuing to closely monitor developments related to inflation, elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system and credit market volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and the Company’s business. The Company’s results and the overall industry results have been, and may continue to be, adversely affected by slower, uneven or more challenging fundraising activity and capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and the Company’s condensed consolidated financial statements.
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
Investments measured at fair value using net asset value (“NAV”) per share (or its equivalent) as a practical expedient are not categorized within the fair value hierarchy. The Consolidated Funds value their investments in funds, which are generally organized as partnership and limited liability company interests, using the NAV per share equivalent calculated by the investment manager. See note 6 for the fair value of investments measured at NAV.
The following describes the valuation methodologies used for financial instruments of the Consolidated Funds that are measured at fair value on a recurring basis and categorized within Level III of the fair value hierarchy.
Equity Securities
The fair values of unlisted equity securities are generally determined by reference to the income approach (including the discounted cash flow method) and the market approach (including the comparable publicly traded company method and recent transactions in the security, such as secondary market transactions and financing rounds), or a weighting of these approaches. Valuations under these approaches are derived from investment-specific inputs, such as projected cash flows, revenue and EBITDA, combined with market-based inputs, such as discount rates and revenue and EBITDA multiples.
Debt Securities
Debt securities held by the Consolidated Funds consist primarily of private loans. Where available, fair values are determined using prices obtained from independent pricing services or broker quotes. Otherwise, performing loans are generally valued using the discounted cash flow method, under which expected contractual cash flows are discounted at a market yield. The yield is calibrated to the loan’s implied yield at origination and is adjusted at each subsequent valuation for changes in the borrower’s credit profile and in market spreads for comparable debt instruments. Where full repayment is uncertain, fair value is determined by estimating the borrower’s enterprise value, generally using revenue or EBITDA multiples of comparable companies, and allocating that value across the borrower’s capital structure.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Debt Obligations of Consolidated Funds
Debt obligations of the Consolidated Funds consist of senior secured notes and subordinated notes issued by a consolidated CFE, which are collateralized primarily by investments in StepStone Funds. The Company has elected the measurement alternative for collateralized financing entities, to better align the measurement of the CFE’s financial liabilities with the financial assets that serve as their collateral, thereby reflecting the overall economics of the CFE within earnings. Under this election, the financial assets and financial liabilities of the CFE are measured using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. The Company has determined that the fair value of the CFE’s financial assets is more observable than the fair value of its financial liabilities. Accordingly, the financial assets of the CFE are measured at fair value. The financial liabilities are measured as (i) the sum of the fair value of the financial assets and the carrying value of any non-financial assets held temporarily less (ii) the sum of the fair value of any beneficial interests retained by the Company (other than those that represent compensation for services) and the carrying value of any beneficial interests that represent compensation for services. The beneficial interests retained by the Company (other than those that represent compensation for services) are measured at fair value using a discounted cash flow analysis, which considers projected cash flows, market yields on comparable credit instruments, and the credit and structural characteristics of the CFE.
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
Intangibles and Goodwill
The Company’s finite-lived intangible assets consist of acquired contractual rights to earn future management and advisory fee income and client relationships. Finite-lived intangible assets are amortized over their estimated useful lives, which is 10 years. The Company did not have any intangible assets that were deemed to have an indefinite life as of September 30, 2026.
Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. There were no impairment charges related to the Company’s finite-lived intangible assets during the three and six months ended September 30, 2026 and 2025.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to the Company based on cumulative results. As such, a liability is accrued for potential clawback obligations if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2026 and March 31, 2026, no material amounts for potential clawback obligations had been accrued.
Compensation and Benefits
Cash-based compensation expense primarily includes salaries, bonuses, employee benefits, cash-based incentive awards and employer-related payroll taxes. Bonuses are accrued over the service period in which they are earned. Expense for cash-based incentive awards granted to employees is recognized and adjusted to fair value over the vesting period to track the performance for one of the Company’s designated investment funds. During fiscal 2025, the Company adopted the StepStone Group LP Evergreen Fund Incentive Plan, under which grants of share unit (“Evergreen fund units”) awards entitle the holder to receive shares of one of the Company’s evergreen investment funds, or the cash value thereof, following vesting. The Evergreen fund units, which vest over four years in equal installments subject to continued service through the vesting date, are accounted for as cash-based incentive awards. There were no grants of Evergreen fund units during the three and six months ended September 30, 2026. The Company recognized $0.2 million and $0.1 million of expense related to cash-based incentive awards for the three months ended September 30, 2026 and 2025, respectively, and $0.4 million and $0.3 million for the six months ended September 30, 2026 and 2025, respectively.
The Company sponsors a nonqualified deferred cash compensation plan under which eligible employees elect to defer a portion of their cash-based compensation to be payable at a future date.
The deferred compensation liability is remeasured at fair value at each reporting date. Changes in the fair value of the liability are recognized in cash-based compensation in the condensed consolidated statements of income (loss) and presented within accrued compensation and benefits within the consolidated balance sheets. The expense related to changes in the fair value of the deferred compensation liability was not significant for the three and six months ended September 30, 2026. There was no expense recognized for the three and six months ended September 30, 2025. The plan represents a general unsecured obligation of the Company.

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
Deferred tax assets are reduced by a valuation allowance when it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized. The realization of deferred tax assets is dependent on the amount, timing and character of the Company’s future taxable income. When evaluating the realizability of deferred tax assets, all available positive and negative evidence is considered. This evidence includes, but is not limited to, expectations regarding future earnings, future reversals of existing temporary tax differences and tax planning strategies.

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
The Company has elected to account for global intangible low-taxed income earned by foreign subsidiaries in the period the tax is incurred.
Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under GAAP. The Company reviews its tax positions quarterly and adjusts its tax balances as new information becomes available.
Tax Receivable Agreements
The Tax Receivable Agreements provide for payment by SSG to the Class B limited partners, Class C limited partners, Class D limited partners and pre-IPO institutional investors of the Partnership of 85% of the amount of the net cash tax savings, if any, that SSG realizes (or, under certain circumstances, is deemed to realize) as a result of increases in tax basis (and utilization of certain other tax benefits) resulting from (i) SSG’s acquisition of such partners’ and institutional investors’ Partnership units and (ii) in the case of the Exchanges Tax Receivable Agreement, any payments SSG makes under the Exchanges Tax Receivable Agreement (including tax benefits related to imputed interest). SSG will retain the benefit of the remaining 15% of these net cash tax savings under the Tax Receivable Agreements. See notes 10 and 12 for more information.
Accumulated Other Comprehensive Income
The Company’s accumulated other comprehensive income consists of foreign currency translation adjustments and unrealized gains and losses on the defined benefit plan sponsored by one of its subsidiaries. The components of accumulated other comprehensive income were as follows:

	As of
	September 30, 2026	March 31, 2026
Foreign currency translation adjustments	$431	$106
Unrealized gain on defined benefit plan, net	950	1,037
Accumulated other comprehensive income	$1,381	$1,143
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
In September 2026, the FASB issued ASU 2026-03, Investment Companies with Equity Securities Subject to Contractual Sale Restrictions, which amends current guidance on how investment companies in the scope of ASC 946, Financial Services - Investment Companies, measure the fair value of an equity security that is subject to a contractual restriction that prohibits the sale of the security. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Amendments in this update are required to be applied on a prospective basis. The Company has early adopted this guidance as of September 30, 2026 and it did not have a material effect on the condensed consolidated financial statements.
3.    Revenues
The following presents revenues disaggregated by product offering, which aligns with the Company’s performance obligations and the basis for calculating each amount:

	Three Months Ended September 30,		Six Months Ended September 30,
Management and Advisory Fees, Net	2026	2025	2026	2025
Focused commingled funds(1)	$190,289	$125,344	$361,130	$244,012
SMAs	78,798	71,685	154,076	142,064
Advisory and other services	20,619	16,259	40,070	36,198
Fund reimbursement revenues	3,443	2,201	7,044	4,388
Total management and advisory fees, net	$293,149	$215,489	$562,320	$426,662
_______________________________
(1)Includes income-based incentive fees of $8.9 million and $5.3 million for the three months ended September 30, 2026 and 2025, respectively, and $15.9 million and $9.7 million for the six months ended September 30, 2026 and 2025, respectively.

	Three Months Ended September 30,		Six Months Ended September 30,
Incentive Fees	2026	2025	2026	2025
SMAs	$2,487	$4,853	$2,487	$4,853
Focused commingled funds	8	49	8	239
Total incentive fees	$2,495	$4,902	$2,495	$5,092

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended September 30,		Six Months Ended September 30,
Carried Interest Allocations	2026	2025	2026	2025
SMAs	$106,180	$124,813	$85,518	$220,177
Focused commingled funds	256,325	81,878	349,534	99,801
Total carried interest allocations	$362,505	$206,691	$435,052	$319,978

	Three Months Ended September 30,		Six Months Ended September 30,
Legacy Greenspring Carried Interest Allocations	2026	2025	2026	2025
SMAs	$483	$330	$518	$428
Focused commingled funds	114,512	26,813	151,648	66,352
Total legacy Greenspring carried interest allocations(1)	$114,995	$27,143	$152,166	$66,780
_______________________________
(1)The three months ended September 30, 2026 and 2025 reflect the net effect of gross realized carried interest allocations of $12.0 million and $13.3 million, respectively, and the six months ended September 30, 2026 and 2025 reflect the net effect of gross realized carried interest allocations of $12.6 million and $18.2 million, respectively, and the reversal of such amounts in unrealized carried interest allocations for such periods.
See note 5 for a discussion of changes in carried interest allocations and legacy Greenspring carried interest allocations.
The Company derives revenues from clients located in both the United States and other countries. The table below presents the Company’s revenues by geographic location:

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues(1)	2026	2025	2026	2025
United States	$518,757	$197,054	$799,350	$333,066
Non-U.S. countries	254,387	257,171	352,683	485,446
Total revenues	$773,144	$454,225	$1,152,033	$818,512
_______________________________
(1)Revenues are attributed to countries based on client location for SMAs and advisory and other services, or location of investment vehicle for focused commingled funds.
For the three and six months ended September 30, 2026 and 2025, no individual client represented 10% or more of the Company’s net management and advisory fees. For the three and six months ended September 30, 2026 and 2025, two SMAs each represented 10% or more of the Company’s incentive fees.
For the three and six months ended September 30, 2026 and 2025, the Company had management and advisory fee revenues attributable to the United States, which represented 10% or more of the Company’s net management and advisory fees.
For the three and six months ended September 30, 2026 and 2025, the Company had incentive fees attributable to Australia, which represented 10% or more of the Company’s incentive fees.
As of September 30, 2026 and March 31, 2026, the Company had $24.3 million and $23.8 million, respectively, of deferred revenues, which is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets. During the six months ended September 30, 2026, the Company had recognized $2.7 million as revenue from amounts included in the deferred revenue balance as of March 31, 2026.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
4.    Variable Interest Entities
Consolidated VIEs
The Company consolidates certain VIEs for which it is the primary beneficiary. Such VIEs consist of certain operating entities not wholly-owned by the Company (e.g., SPD, SRA and SRE), SPW, legacy Greenspring general partner entities and certain StepStone Funds, including a CFE vehicle. See note 2 for more information on the Company’s accounting policies related to the consolidation of VIEs. The assets of the consolidated VIEs totaled $4,728.7 million and $2,822.5 million as of September 30, 2026 and March 31, 2026, respectively. The liabilities of the consolidated VIEs totaled $5,412.9 million and $3,969.2 million as of September 30, 2026 and March 31, 2026, respectively. The assets of the consolidated VIEs may only be used to settle obligations of the same VIE. In addition, there is no recourse to the Company for the consolidated VIEs’ liabilities, except for certain entities in which there could be a clawback of previously distributed carried interest. As of September 30, 2026 and March 31, 2026, no material amounts previously distributed have been accrued for clawback liabilities.
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

	As of
	September 30, 2026	March 31, 2026
Investments in funds	$276,794	$235,562
Legacy Greenspring investments in funds	128,066	133,590
Due from affiliates, net	82,522	39,634
Less: Amounts attributable to non-controlling interests in subsidiaries	46,459	32,223
Less: Amounts attributable to non-controlling interests in legacy Greenspring entities	128,066	133,590
Maximum exposure to loss	$312,857	$242,973
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Equity Method Investments
The Company’s equity method investments consist of the following:

	As of
	September 30, 2026	March 31, 2026
Investments in funds(1)	$285,964	$249,447
Accrued carried interest allocations	2,383,351	2,036,892
Legacy Greenspring investments in funds and accrued carried interest allocations(2)	887,830	752,776
Total equity method investments	$3,557,145	$3,039,115
_______________________________
(1)The Company’s investments in funds were $387.0 million and $347.2 million as of September 30, 2026 and March 31, 2026, respectively. The consolidation of the Consolidated Funds results in the elimination of the Company’s investments in such funds.
(2)Reflects investments in funds of $128.1 million and $133.6 million and carried interest allocations of $759.8 million and $619.2 million as of September 30, 2026 and March 31, 2026, respectively.
The Company recognized equity method income of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Carried interest allocations	$362,505	$206,691	$435,052	$319,978
Investment income (loss)	21,114	(1,210)	31,937	9,302
Legacy Greenspring carried interest allocations	114,995	27,143	152,166	66,780
Legacy Greenspring investment income (loss)	3,172	1,313	(2,075)	4,695
Total equity method income	$501,786	$233,937	$617,080	$400,755
The increase in carried interest allocations for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity, infrastructure and real estate funds. The increase in carried interest allocations for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s private equity and infrastructure funds as well as net unrealized appreciation in the fair value of certain underlying fund investments in the Company’s real estate funds in the current year period as compared to net unrealized depreciation in the prior year period. The increase in legacy Greenspring carried interest allocations for the three and six months ended September 30, 2026 as compared to the three and six months ended September 30, 2025 was primarily attributable to higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year periods as compared to the prior year periods. See note 2 for a discussion of the Company’s accounting policy for investments on a three-month lag.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
As of September 30, 2026, the Company’s investment in two SMAs each individually represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 30% of the total accrued carried interest allocations balance. As of March 31, 2026, the Company’s investment in one SMA represented 10% or more of the total accrued carried interest allocations balance, and in the aggregate represented approximately 12% of the total accrued carried interest allocations balance. As of September 30, 2026, the Company’s investments in each of two commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 50% of the total legacy Greenspring accrued carried interest allocations balance. As of March 31, 2026, the Company’s investments in each of three commingled funds individually represented 10% or more of the total legacy Greenspring accrued carried interest allocations balance, and in the aggregate represented approximately 57% of the total legacy Greenspring accrued carried interest allocations balance.
Of the total accrued carried interest allocations balance as of September 30, 2026 and March 31, 2026, $1,356.0 million and $1,100.6 million, respectively, were payable to affiliates and are included in accrued carried interest-related compensation in the condensed consolidated balance sheets. Of the total legacy Greenspring investments in funds and accrued carried interest allocations balance as of September 30, 2026 and March 31, 2026, $759.8 million and $619.2 million, respectively, were payable to former employees, as well as employees who are considered affiliates of the Company, and are included in legacy Greenspring accrued carried interest-related compensation in the condensed consolidated balance sheets and $128.1 million and $133.6 million, respectively, are reflected as non-controlling interests in legacy Greenspring entities in the condensed consolidated balance sheets.
The Company evaluates each of its equity method investments to determine if any are considered significant as defined by the SEC. As of September 30, 2026 and March 31, 2026, no individual equity method investment held by the Company met the significance criteria. As a result, the Company is not required to provide separate financial statements for any of its equity method investments.
Investments of Consolidated Funds
The Company consolidates funds and entities when it is deemed to hold a controlling financial interest. The activity of the Consolidated Funds is reflected within the condensed consolidated financial statements.
Investments held by the Consolidated Funds are summarized below:

	Fair Value as of		Percentage of Total Investments as of
	September 30, 2026	March 31, 2026	September 30, 2026	March 31, 2026
Investments of Consolidated Funds:
Equity securities (cost of $12.4 million and $16.2 million as of September 30, 2026 and March 31, 2026, respectively)	$12,421	$6,395	—%	1%
Debt securities (cost of $103.6 million and $108.6 million as of September 30, 2026 and March 31, 2026, respectively)	78,908	92,096	3%	13%
Fund investments (cost of $2,523.4 million and $488.0 million as of September 30, 2026 and March 31, 2026, respectively)	2,852,301	616,844	97%	86%
Total investments of Consolidated Funds	$2,943,630	$715,335	100%	100%
As of September 30, 2026 and March 31, 2026, no individual investment had a fair value greater than 5% of the Company’s total assets. During the three and six months ended September 30, 2026, the Company consolidated five and 11 additional StepStone Funds, respectively, which resulted in an increase in investments of Consolidated Funds.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table summarizes the net realized and unrealized gains from investment activities of the Consolidated Funds:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Investment Income of Consolidated Funds:
Net realized gains on investments	$36,826	$525	$72,132	$1,397
Net unrealized gains on investments	173,293	45,519	140,831	66,318
Total investment income of Consolidated Funds	$210,119	$46,044	$212,963	$67,715
6.    Fair Value Measurements
The Company measures certain assets and liabilities at fair value on a recurring basis.
Financial Instruments of the Company
As of September 30, 2026 and March 31, 2026, the Company held no financial instruments within the fair value hierarchy measured at fair value on a recurring basis.
Financial Instruments of Consolidated Funds

	As of September 30, 2026
	Level I	Level II	Level III	Total
Assets
Equity securities	$—	$—	$4,430	$4,430
Debt securities	—	—	78,908	78,908
Total assets measured at fair value	—	—	83,338	83,338
Assets measured at net asset value(1)	—	—	—	2,860,292
Total assets	$—	$—	$83,338	$2,943,630

Liabilities
Debt obligations of Consolidated Funds(2)(3)	$—	$—	$812,271	$812,271
Total liabilities	$—	$—	$812,271	$812,271
_______________________________
(1)Includes investments in funds measured at NAV. See note 2 for further information.
(2)Debt obligations of Consolidated Funds consist of notes issued by a consolidated CFE, which are measured using the measurement alternative for collateralized financing entities. See note 2 for further information.
(3)Debt obligations of Consolidated Funds exclude $582.3 million of lines of credit carried at amortized cost. The carrying value of the lines of credit approximates fair value as these borrowings are subject to variable interest rates that adjust with changes in market rates and market conditions and the current interest rate approximates that which would be available under similar financial arrangements.

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
For the financial instruments presented in the tables above, there were no changes in fair value hierarchy levels during the three and six months ended September 30, 2026 and 2025.
Reconciliations from the beginning balance to the closing balance of Level III financial instruments of Consolidated Funds are set forth below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Financial Assets of Consolidated Funds
Balance, beginning of period:	$87,233	$71,534	$93,896	$64,530
Purchases	6,266	5,473	6,923	10,805
Change in fair value	(7,305)	2,769	(11,485)	4,441
Sales	(2,856)	—	(5,726)	—
Settlements	—	—	(270)	—
Balance, end of period:	$83,338	$79,776	$83,338	$79,776

Changes in unrealized gains (losses) included in earnings related to financial assets still held at the reporting date	$(7,305)	$2,769	$(11,485)	$4,441

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Financial Liabilities of Consolidated Funds(1)
Balance, beginning of period:	$944,430	$—	$931,185	$—
Borrowings	24,705	—	56,048	—
Transfers out of Level III(2)	(163,318)		(163,318)
Change in fair value	6,454	—	(11,644)	—
Balance, end of period:	$812,271	$—	$812,271	$—

Changes in unrealized (gains) losses included in earnings related to financial liabilities still held at the reporting date	$6,454	$—	$(11,644)	$—
_______________________________
(1)The Company consolidates a CFE vehicle that issues notes payable that are backed by diversified collateral asset portfolios consisting primarily of equity investments in several of the StepStone Funds. The debt obligations of the CFE vehicle have been presented as Level III financial liabilities.
(2)Relates to non-controlling interests attributable to CFE subordinated notes.
Realized and unrealized gains and losses for Level III investments of Consolidated Funds are included within investment income of Consolidated Funds in the condensed consolidated statements of loss, and such gains and losses for Level III debt obligations of Consolidated Funds are included within other income (loss) in the condensed consolidated statements of loss.
The debt obligations of the CFE are not publicly traded and are classified as Level III. As described in note 2, these liabilities are measured on the basis of the fair value of the CFE’s financial assets and the beneficial interests retained by the Company. The Company measures the fair value of its retained beneficial interests using a discounted cash flow analysis, which includes assumptions regarding the expected timing of capital draws and distributions. As of September 30, 2026, the significant unobservable input used in the discounted cash flow analysis was the discount rate of 31.2%. An increase in the discount rate would result in a lower fair value of the retained beneficial interests and a correspondingly higher fair value of the debt obligations of the CFE.

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
Intangible assets, net consists of the following:

	As of
	September 30, 2026	March 31, 2026
Management contracts	$352,002	$352,002
Client relationships	96,650	96,650
Less: Accumulated amortization	(245,987)	(225,608)
Intangible assets, net	$202,665	$223,044
Amortization expense related to intangible assets was $10.2 million for each of the three months ended September 30, 2026 and 2025 and $20.4 million for the six months ended September 30, 2026 and 2025, respectively. These amounts are included in general, administrative and other expenses in the condensed consolidated statements of loss.
At September 30, 2026, the expected future amortization of finite-lived intangible assets is as follows:

Remainder of FY2027	$20,380
FY2028	40,759
FY2029	40,759
FY2030	40,759
FY2031	40,759
Thereafter	19,249
Total	$202,665
The carrying value of goodwill was $580.5 million as of September 30, 2026 and March 31, 2026. The Company determined there was no indication of goodwill impairment as of September 30, 2026 and March 31, 2026.
8.    Debt Obligations
Debt Obligations of the Company
The Company’s debt obligations consist of the following:

	As of
	September 30, 2026	March 31, 2026
Series A senior notes	$175,000	$175,000
Revolver	115,000	100,000
Total remaining principal	290,000	275,000
Less: Debt issuance costs	(3,776)	(4,428)
Total debt obligations	$286,224	$270,572

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
The fair value of the Notes, which are recorded at amortized cost, is classified as a Level III valuation within the fair value hierarchy. As of September 30, 2026 and March 31, 2026, respectively, the carrying value of the Notes, net of debt issuance costs, approximated fair value.
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
Borrowings under the Revolver bear interest at a variable rate per annum. The Company may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2026 was 5.91%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is May 16, 2029. As of September 30, 2026, the Company had outstanding borrowings of $115.0 million under the Revolver.

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
The Company can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2026, the Company had outstanding letters of credit totaling $9.1 million.
Debt Obligations of Consolidated Funds
The debt obligations of the Consolidated Funds consist of the following:

	As of
	September 30, 2026	March 31, 2026
Senior secured notes(1)	$766,210	$736,863
Subordinated notes(2)	46,061	194,322
Lines of credit	582,265	—
Total debt obligations of Consolidated Funds(3)	$1,394,536	$931,185
_______________________________
(1)As of September 30, 2026, the weighted-average interest rate for the senior secured notes was 7.68%. The senior secured notes do not require scheduled principal repayments and the entire principal amount is due at maturity in April 2041. Interest on the senior secured notes is accrued at the contractual rate and recognized in interest expense in the condensed consolidated statements of loss, separately from changes in the measured value of the notes, which are recognized in other income (loss).
(2)The subordinated notes do not have contractual interest rates but instead receive the residual of cash flows from underlying investments after the priority repayment of principal and interest to the senior noteholders.
(3)As of September 30, 2026 and March 31, 2026, the unpaid principal balance of debt obligations of Consolidated Funds was $1,407.7 million and $931.2 million, respectively.
Debt obligations of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by a consolidated CFE. These debt obligations are collateralized by the assets held by the CFE and are non-recourse to the Company. The Company is not liable for any of the notes payable issued by the CFE, as the creditors of the CFE do not have recourse to the Company’s assets outside of the assets held by the CFE. As of September 30, 2026, the collateral of the CFE consisted of cash and cash equivalents and investments in funds which are generally organized as partnership and LLC interests. The debt obligations may only be repaid from collateral proceeds of the CFE, which will occur as distributions are received from underlying assets. Debt obligations of the Consolidated Funds are collateralized by the assets held by the Consolidated Funds and the assets of one fund may not be used to satisfy the liabilities of another fund.
As of September 30, 2026, the consolidated CFE has the ability to issue up to $1,625.5 million of additional debt obligations.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In December 2024, one of the Company’s consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of September 30, 2026, there were no outstanding borrowings under the Fund Credit Facility.
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
In September 2026, the Fund Credit Facility was amended to remove the fund as a borrower, and as a result the Fund Credit Facility is not reflected in the condensed consolidated financial statements. The Fund Credit Facility remains in effect for the other borrowers. The fund entered into a senior secured credit agreement with Investec Bank plc, as administrative agent, security agent and lender, providing for a revolving credit facility of up to $83.0 million (the “Investec Credit Facility”). As of September 30, 2026, there were no outstanding borrowings under the Investec Credit Facility.
Borrowings under the Investec Credit Facility bear interest at a variable rate per annum at the Term SOFR plus a margin of 280 basis points. The facility also bears an unused commitment fee of 1.00% per annum.
Borrowings under the Investec Credit Facility may be repaid at any time during the term of the agreement and, subject to certain terms and conditions, may be reborrowed prior to the termination date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the termination date. The termination date for the Investec Credit Facility is September 21, 2029.
In March 2026, the Company’s consolidated CFE entered into a credit agreement arranged by Alter Domus LLC, as the administrative agent, and certain other lenders party thereto that provides for a revolving credit facility (the “Liquidity Loan Facility”) of up to $389.7 million. As of September 30, 2026, there were no outstanding borrowings under the Liquidity Loan Facility.
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
In May 2026, one of the Company's consolidated investment funds entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, lead arranger, letter of credit issuer and lender, providing for a revolving credit facility of up to $675.0 million (“Subscription Facility #1”). In August 2026, Subscription Facility #1 was amended, increasing the aggregate revolving commitments to $1,000.0 million. As of September 30, 2026, there were approximately $422.9 million in outstanding borrowings under Subscription Facility #1.
Borrowings under Subscription Facility #1 bear interest at a variable rate equal to SOFR plus 1.80% per annum. In addition, Subscription Facility #1 is subject to an unused commitment fee of 0.25% per annum on undrawn commitments and customary fees associated with letters of credit. The weighted-average interest rate in effect under Subscription Facility #1 as of September 30, 2026 was 5.68%.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
During the availability period, amounts borrowed under Subscription Facility #1 may be repaid and subsequently reborrowed, subject to the terms and conditions of the credit agreement. Obligations under Subscription Facility #1 are secured by investor capital commitments and related collateral pledged to the lenders. Subscription Facility #1 matures on May 4, 2029 and may be extended in accordance with the terms of the credit agreement.
In June 2026, one of the Company’s consolidated investment funds entered into a supplemental credit agreement arranged by Lloyds Bank Corporate Markets PLC, as the agent and security agent, and UBS Switzerland AG, as the lender, establishing an additional revolving credit sub-facility of up to $160.0 million (the “Sub-Facility”). As of September 30, 2026, there were approximately $85.0 million in outstanding borrowings under the Sub-Facility.
Borrowings under the Sub-Facility bear interest at a variable rate per annum based on the applicable benchmark rate plus a margin of 170 basis points. The Sub-Facility also bears a commitment fee of 0.25% per annum. The weighted-average interest rate in effect for the Sub-Facility as of September 30, 2026 was 5.56%.
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
One of the Company’s consolidated investment funds is party to a credit agreement, as amended and restated in March 2026, with Goldman Sachs Bank USA that provides for an uncommitted revolving credit facility of up to $37.0 million (the “Goldman Credit Facility”). As of September 30, 2026, there were approximately $18.2 million in outstanding borrowings under the Goldman Credit Facility.
Borrowings under the Goldman Credit Facility bear interest at a variable rate per annum equal to the Term SOFR plus 310 basis points or the Prime Rate plus 210 basis points. The Goldman Credit Facility also requires payment of a quarterly administrative fee equal to 15 basis points of the facility limit. The interest rate in effect for the Goldman Credit Facility as of September 30, 2026 was 6.78%.
Borrowings under the Goldman Credit Facility may be repaid at any time during the term of the credit agreement and, subject to the terms of the credit agreement, may be reborrowed. The Goldman Credit Facility terminates on the earlier of (i) the date that is 30 days prior to the last date on which capital may be called from investors to repay obligations under the facility or (ii) the date on which the credit agreement is terminated by either the lender or the borrower.
One of the Company's consolidated investment funds is party to a credit agreement, as amended in August 2026, with Wells Fargo Bank, National Association, as administrative agent, lead arranger, letter of credit issuer and lender, providing for a revolving credit facility of up to $66.5 million (“Subscription Facility #2”). As of September 30, 2026, there were approximately $57.7 million in outstanding borrowings under Subscription Facility #2.
Borrowings under Subscription Facility #2 bear interest at a variable rate equal to SOFR plus 2.00% per annum. In addition, Subscription Facility #2 is subject to an unused commitment fee of 0.20% per annum on undrawn commitments and customary fees associated with letters of credit. The weighted-average interest rate in effect under Subscription Facility #2 as of September 30, 2026 was 5.90%.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
During the availability period, amounts borrowed under Subscription Facility #2 may be repaid and subsequently reborrowed, subject to the terms and conditions of the credit agreement. Obligations under Subscription Facility #2 are secured by investor capital commitments and related collateral pledged to the lenders. Subscription Facility #2 matures on August 7, 2029 and may be extended in accordance with the terms of the credit agreement.
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
Investec Credit Facility
Under the terms of the Investec Credit Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Investec Credit Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Investec Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Investec Credit Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Subscription Facility #1
Under the terms of Subscription Facility #1, certain assets of the Consolidated Funds, including investor capital commitments and related collateral accounts, serve as pledged collateral. In addition, Subscription Facility #1 contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The credit agreement contains customary representations and warranties, borrowing conditions, collateral maintenance provisions, and events of default.
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
Goldman Credit Facility
Under the terms of the Goldman Credit Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Goldman Credit Facility contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The Goldman Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Goldman Credit Facility, together with accrued and unpaid interest thereon, including default interest, to become immediately due and payable.
Subscription Facility #2
Under the terms of Subscription Facility #2, certain assets of the Consolidated Funds, including investor capital commitments and related collateral accounts, serve as pledged collateral. In addition, Subscription Facility #2 contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The credit agreement contains customary representations and warranties, borrowing conditions, collateral maintenance provisions and events of default.
As of September 30, 2026, the Company was in compliance with the covenants under its various debt agreements.
9.    Equity-Based Compensation
Restricted Stock Units
The change in unvested RSUs is as follows:

	Number of RSUs	Weighted-Average Grant-Date Fair Value Per RSU
Balance as of March 31, 2026	1,377,185	$45.29
Granted	46,303	$50.97
Vested	(15,920)	$(54.39)
Forfeited	(24,604)	$(48.31)
Balance as of September 30, 2026	1,382,964	$45.32

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Performance-Based Restricted Stock Units
The change in unvested PRSUs is as follows:

	Number of PRSUs	Weighted-Average Grant-Date Fair Value Per PRSU
Balance as of March 31, 2026	78,513	$54.13
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Balance as of September 30, 2026	78,513	$54.13
As of September 30, 2026, $54.6 million of unrecognized non-cash compensation expense in respect of equity-based awards remained to be recognized over a weighted-average period of approximately 2.9 years.
Liability Classified Awards
In November 2022, the Company issued a profits interest in SPW to certain employees of the SPW team and concurrently entered into an option agreement which provides that (i) StepStone has the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027, in exchange for payment of a call price and (ii) an entity named CH Equity Partners, LLC, held by the SPW management team and other employees of SPW, has the right to put the profits interest to StepStone on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless the Company elects to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of the Company’s Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of September 30, 2026, the put right held by CH Equity Partners, LLC has not been exercised.
The Company accounted for the profits interest and option agreement as a single unit of account as a liability classified equity-based award. There are no vesting provisions or service requirements related to the award. As of September 30, 2026 and March 31, 2026, the fair value of the liability classified awards was based on the contractual redemption price. The contractual redemption price is calculated based on the adjusted net income of SPW multiplied by an adjusted trading multiple for the Company’s Class A common stock, and then increased or reduced for certain other specified items. A third-party valuation specialist assisted the Company with the fair value estimate for the awards. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. The significant unobservable inputs required to value the liability classified awards primarily relate to future projected earnings of SPW, a discount rate and an adjusted trading multiple. The Company applied a discount rate of 25% and 27% as of September 30, 2026 and March 31, 2026, and an adjusted trading multiple of 14.2x and 14.7x as of September 30, 2026 and March 31, 2026, respectively.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company recognized $372.1 million and $879.7 million during the three months ended September 30, 2026 and 2025, respectively, and $682.3 million and $1,063.7 million during the six months ended September 30, 2026 and 2025, respectively, of expense related to liability classified awards within equity-based compensation expense in the condensed consolidated statements of loss. For the three months ended September 30, 2026 and 2025, the Company paid $28.2 million and $8.5 million, respectively, related to the settlement of liability classified awards. For the six months ended September 30, 2026 and 2025, the Company paid $51.3 million and $15.1 million, respectively, related to the settlement of liability classified awards. As of September 30, 2026 and March 31, 2026, the Company had recognized $2,896.7 million and $2,265.8 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets, including the fair value of unsettled liability classified awards and unpaid distributable cash allocated to the holder of the profits interest.
Employee Stock Purchase Plan
The Company has an ESPP under which eligible employees may purchase shares of Class A common stock of the Company at six-month period intervals for 85% of the lower of the fair market value on either the first or last trading day of the offering period. The offering periods run from April 1 to September 30, and October 1 to March 31 each year. Each eligible employee may purchase up to five thousand dollars worth of shares each six-month offering period, limited to a maximum of 1,000 shares. During the three and six months ended September 30, 2026, 57,164 shares were purchased under the ESPP. During the three and six months ended September 30, 2025, 37,712 shares were purchased under the ESPP. As of September 30, 2026, the Company has 1,987,265 shares of Class A common stock reserved for future issuances under the ESPP.
10.    Income Taxes
In connection with the exchanges of Class B and Class D units of the Partnership for Class A common stock by certain limited partners of the Partnership during the three months ended September 30, 2026, the Company recorded an increase to the deferred tax assets of $1.2 million and a decrease in the valuation allowance of $0.3 million. Additionally, a corresponding Tax Receivable Agreements liability of $1.4 million was recorded, representing 85% of the incremental net cash tax savings for the Company as a result of these exchanges. The Company made no payments during either of the three months ended September 30, 2026 and 2025, and payments of $16.2 million and $11.5 million during the six months ended September 30, 2026 and 2025, respectively, under the Tax Receivable Agreements. As of September 30, 2026, the Company’s total Tax Receivable Agreements liability was $342.5 million. See note 12 for more information on the Tax Receivable Agreements.
During the three and six months ended September 30, 2026, the Company recognized equity-based compensation expense related to the profits interest issued in SPW, which is accounted for as a liability classified award. This expense is not currently deductible for tax purposes, resulting in a temporary difference that increased the Company’s deferred tax assets by $51.1 million and $93.4 million during the three and six months ended September 30, 2026, respectively. See note 9 for more information.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The Company’s effective income tax rate was (36.2)% and 14.8% for the three months ended September 30, 2026 and 2025, respectively, and 31.1% and 15.6% for the six months ended September 30, 2026 and 2025, respectively. For each period presented, the effective income tax rate differed from the statutory rate primarily because a portion of pre-tax income (loss) is attributable to non-controlling interests, including third-party investors in the Consolidated Funds, and the related tax expense (benefit) is not attributable to the Company. The change in the effective income tax rate for the three and six months ended September 30, 2026, compared with the prior year periods, was mainly driven by the impact of non-controlling interests related to the consolidation of additional Consolidated Funds. For the three months ended September 30, 2026, the Company recorded an income tax benefit on pre-tax income, resulting in a negative effective income tax rate. The effective income tax rate may vary from period to period depending on the portion of income that is subject to tax and the impact of non-controlling interests, including non-controlling interests in Consolidated Funds.
The Global Anti-Base Erosion Model Rules established under the Organization for Economic Co-operation and Development’s Pillar Two framework have been adopted in several countries where the Company operates. To date, these legislative changes have not had a material impact on the Company’s effective income tax rate. The Company is continuously monitoring the evolving application of this legislation and assessing its potential impact on its future tax liability.
The Company evaluates the realizability of its deferred tax assets on a quarterly basis and adjusts the valuation allowance when it is more-likely-than-not that all or a portion of the deferred tax assets may not be realized.
As of September 30, 2026, the Company has not recorded any unrecognized tax benefits and does not expect there to be any material changes to uncertain tax positions within the next 12 months.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
11.    Earnings Per Share
Basic and diluted earnings per share of Class A common stock are presented for the three and six months ended September 30, 2026 and 2025. The following table sets forth reconciliations of the numerators and denominators used to compute basic and diluted earnings per share of Class A common stock:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except share and per share amounts)
Numerator:
Net loss attributable to StepStone Group Inc. – Basic	$(71,216)	$(366,142)	$(187,032)	$(404,566)
Net loss attributable to StepStone Group Inc. – Diluted	$(71,216)	$(366,142)	$(187,032)	$(404,566)

Denominator:
Weighted-average shares of Class A common stock outstanding – Basic	82,293,951	78,561,587	82,145,627	78,206,102
Weighted-average shares of Class A common stock outstanding – Diluted	82,293,951	78,561,587	82,145,627	78,206,102

Net loss per share of Class A common stock:
Basic	$(0.87)	$(4.66)	$(2.28)	$(5.17)
Diluted	$(0.87)	$(4.66)	$(2.28)	$(5.17)
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
The calculation of diluted earnings per share excludes 38,326,745 Class B units, 881,103 Class C units and 3,471,350 Class D units of the Partnership outstanding as of September 30, 2026, and 39,133,716 Class B units, 931,103 Class C units and 2,810,039 Class D units of the Partnership outstanding as of September 30, 2025, which are exchangeable into Class A common stock under the if-converted method, as the inclusion of such shares would be anti-dilutive. The calculation of diluted earnings per share excludes 78,513 and 80,674 PRSUs outstanding as of September 30, 2026 and 2025, respectively, as the related performance targets were not met as of those dates.
As the Company was in a net loss position for the three and six months ended September 30, 2026, the calculation of diluted earnings per share excludes potential shares of Class A common stock for 1,382,964 outstanding RSUs, as the inclusion of such shares would be anti-dilutive.
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

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
12.    Related Party Transactions
The Company considers its directors, greater than 5% beneficial owner of any class of the Company’s stock, senior executives, employees and equity method investments to be related parties. A substantial portion of the Company’s management and advisory fees and carried interest allocations is earned from various StepStone Funds. The Company earned net management and advisory fees from the StepStone Funds of $255.8 million and $156.3 million for the three months ended September 30, 2026 and 2025, respectively, and $487.6 million and $307.9 million for the six months ended September 30, 2026 and 2025, respectively. The Company earned incentive fees from the StepStone Funds of $1.0 million for the three and six months ended September 30, 2026. The Company earned no incentive fees from the StepStone Funds for the three and six months ended September 30, 2025. Carried interest allocation revenues earned from the StepStone Funds totaled $362.5 million and $206.7 million for the three months ended September 30, 2026 and 2025, respectively, and $435.1 million and $320.0 million for the six months ended September 30, 2026 and 2025, respectively. Legacy Greenspring carried interest allocation revenues earned from certain legacy Greenspring funds for which the Company has no direct economic interests totaled $115.0 million and $27.1 million for the three months ended September 30, 2026 and 2025, respectively, and $152.2 million and $66.8 million for the six months ended September 30, 2026 and 2025, respectively.
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

	As of
	September 30, 2026	March 31, 2026
Amounts receivable from StepStone Funds	$108,749	$58,257
Amounts receivable from employees	40,037	39,558
Amounts receivable from loans	13,721	15,335
Total due from affiliates	$162,507	$113,150
Due to affiliates in the condensed consolidated balance sheets consists primarily of amounts payable to certain non-controlling interest holders in connection with the Tax Receivable Agreements and amounts payable to the StepStone Funds, as set forth below.

	As of
	September 30, 2026	March 31, 2026
Amounts payable to non-controlling interest holders in connection with Tax Receivable Agreements	$342,495	$344,210
Amounts payable to StepStone Funds	26,227	18,623
Total due to affiliates	$368,722	$362,833
The Company made no payments during either of the three months ended September 30, 2026 and 2025 and $16.2 million and $11.5 million for the six months ended September 30, 2026 and 2025, respectively, under the Tax Receivable Agreements.

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
The following table shows a rollforward of the Company’s shares of common stock outstanding since March 31, 2026:

	Class A Common Stock	Class B Common Stock
March 31, 2026	80,703,553	38,637,761
Class A common stock issued in exchange for Class B Partnership units	311,016	(311,016)
Class A common stock issued in exchange for Class C Partnership units	50,000	—
Class A common stock issued in exchange for Class D Partnership units	889,478	—
Class A common stock issued for vesting of equity-based awards, net of shares withheld for taxes	13,368	—
Class A common stock issued for purchase of asset class non-controlling interests	972,685	—
Class A common stock issued under ESPP	57,164	—
Class A common stock repurchased and retired	(521,874)	—
September 30, 2026	82,475,390	38,326,745
The Company has 25,000,000 authorized shares of preferred stock, par value of $0.001 per share, and as of September 30, 2026, no shares of preferred stock were issued or outstanding.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
In June 2026, the Company issued 250,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 250,000 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to an agreement with the Class B limited partners (the “Class B Exchange Agreement”). A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 50,000 shares of Class A common stock to certain limited partners of the Partnership in exchange for 50,000 Class C units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class C Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 831,428 shares of Class A common stock to certain limited partners of the Partnership in exchange for 831,428 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
In September 2026, the Company issued 61,016 shares of Class A common stock to certain limited partners of the Partnership in exchange for 61,016 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement to allow for exchange of Class B units of the Partnership to shares of Class A common stock of the Company on a one-for-one basis, subject to certain restrictions. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to the Company. The Company also issued 58,050 shares of Class A common stock to certain limited partners of the Partnership in exchange for 58,050 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to the Company.
Stock Repurchase Program
On March 9, 2026, the Company’s board of directors authorized a stock repurchase program of up to $100.0 million of the Company’s Class A common stock, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from the Company in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units.
The following table presents information about Class A common stock repurchased on the open market:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
Shares of Class A common stock repurchased	51,977	—	521,874	—
Average price paid per share	$39.96	$—	$40.79	$—
Total cost	$2,077	$—	$21,289	$—
As of September 30, 2026, the amount remaining available for repurchases was $70.0 million.

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
As of September 30, 2026, the Company determined that redemption of the redeemable non-controlling interests in subsidiaries was probable and presented the carrying value at the redemption amount based on the conditions that existed as of that date of $10.2 million in the condensed consolidated balance sheets within redeemable non-controlling interests in subsidiaries.
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
On August 6, 2026, the Company announced a quarterly cash dividend of $0.33 per share of Class A common stock, which was paid on September 15, 2026 to holders of record as of the close of business on August 31, 2026.
Redeemable Non-Controlling Interests
The following table summarizes the activities associated with the redeemable non-controlling interests in Consolidated Funds:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$259,913	$459,927	$186,236	$377,897
Contributions	53,289	213,747	125,294	281,447
Redemption of redeemable non-controlling interests	(11,547)	(41,628)	(13,538)	(48,255)
Net income	8,672	39,659	12,335	60,616
Ending balance	$310,327	$671,705	$310,327	$671,705

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
The following table summarizes the activities associated with the redeemable non-controlling interests in subsidiaries:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$9,214	$6,906	$8,777	$6,327
Net income	941	384	1,378	963
Ending balance	$10,155	$7,290	$10,155	$7,290
14.    Commitments and Contingencies
Litigation
In the ordinary course of business, and from time to time, the Company may be subject to various legal, regulatory and/or administrative proceedings. The Company accrues a liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. Although there can be no assurance of the outcome of such proceedings, based on information known by management, the Company does not expect a potential liability related to any current legal proceedings or claims that would individually or in the aggregate materially affect its condensed consolidated financial statements as of September 30, 2026.
Lease Commitments
The Company leases offices in 31 cities in North America, South America, Europe, Middle East, Asia and Australia, and certain equipment subject to operating lease agreements expiring through 2043, some of which may include options to extend or terminate the lease. As of September 30, 2026, there were no finance leases outstanding.
In May 2025, the Company executed an agreement to lease an additional floor for its New York office. During the three months ended September 30, 2026, the Company gained access to the office space and established a ROU asset and corresponding lease liability of $32.7 million. Total future lease payments under the lease are expected to be $59.7 million over 15 years.
The components of lease expense included in general, administrative and other expenses in the condensed consolidated statements of loss were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost(1)	$5,811	$4,247	$10,964	$8,244
Variable lease cost	728	355	1,156	729
Sublease income	(225)	(464)	(689)	(925)
Total lease cost	$6,314	$4,138	$11,431	$8,048
_______________________________
(1)Operating lease cost includes an immaterial amount of short-term leases.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Supplemental cash flow information related to leases was as follows:

	Six Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used for operating leases	$9,165	$8,654
Weighted-average remaining lease term for operating leases (in years)	13.5	10.3
Weighted-average discount rate for operating leases	5.1%	4.7%
As of September 30, 2026, maturities of operating lease liabilities were as follows:

Remainder of FY2027	$8,234
FY2028	15,577
FY2029	20,685
FY2030	20,686
FY2031	20,676
Thereafter	157,965
Total lease liabilities	243,823
Less: Imputed interest	(81,278)
Total operating lease liabilities	$162,545
Unfunded Capital Commitments
As of September 30, 2026 and March 31, 2026, the Company, generally in its capacity as general partner or managing member of the StepStone Funds, had unfunded commitments totaling $128.2 million and $110.0 million, respectively. The $128.2 million and $110.0 million of unfunded commitments as of September 30, 2026 and March 31, 2026, respectively, exclude $27.8 million and $28.3 million, respectively, related to commitments held by general partner entities for certain funds in which the Company does not hold any direct economic interests, including the legacy Greenspring funds. As of September 30, 2026 and March 31, 2026, the Consolidated Funds had unfunded capital commitments to funds of $453.7 million and $2,401.1 million, respectively. This excludes commitments to other Consolidated Funds that are eliminated in consolidation.
Carried Interest Allocations
Carried interest allocations are subject to reversal in the event of future losses, to the extent of the cumulative revenues recognized by the Company in income to date. Additionally, if the Company has received net profits over the life of the fund in excess of its allocable share under the applicable partnership agreement, the Company may be obligated to repay previously distributed carried interest that exceeds the amounts to which the Company is ultimately entitled. In these situations, a liability is accrued for the potential clawback obligation if amounts previously distributed to the Company would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2026 and March 31, 2026, no material amounts for potential clawback obligations had been accrued. This contingent obligation is normally reduced by income taxes that the Company has paid related to the carried interest allocations. As of September 30, 2026, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) attributable to the Company subject to contingent repayment was an estimated $483.1 million, net of tax, assuming the fair value of all investments was zero, a possibility that the Company views as remote.

StepStone Group Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
(in thousands, except share and per share amounts and where noted)
Indemnification Arrangements
In the normal course of business and consistent with standard business practices, the Company has provided general indemnifications to its limited partners, officers and directors when they act in good faith in the performance of their duties for the Company. The terms of these indemnities vary from contract to contract. The Company’s maximum exposure under these arrangements cannot be determined as these indemnities relate to future claims that may be made against the Company or related parties, but which have not yet occurred. No liability related to these indemnities has been recorded in the condensed consolidated balance sheets as of September 30, 2026 and March 31, 2026. Based on past experience, management believes that the risk of loss related to these indemnities is remote.
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
16.    Subsequent Events
On November 5, 2026, the Company announced a quarterly cash dividend of $0.33 per share of Class A common stock, payable on December 15, 2026 to holders of record as of the close of business on November 30, 2026.

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
Business Overview
We are a global private markets investment firm focused on providing customized investment solutions and advisory and data services to our clients. Our clients include some of the world’s largest public and private defined benefit and defined contribution pension funds, sovereign wealth funds and insurance companies, as well as prominent endowments, foundations, family offices and private wealth clients, which include high-net-worth and mass affluent individuals. We partner with our clients to develop and build private markets portfolios designed to meet their specific objectives across the private equity, infrastructure, private debt and real estate asset classes. These portfolios utilize several types of synergistic investment strategies with third-party fund managers, including commitments to funds (“primaries”), acquiring stakes in existing funds on the secondary market (“secondaries”) and investing directly into companies (“co-investments”). As of September 30, 2026, we were responsible for approximately $958 billion of total capital, including $261 billion of AUM and $697 billion of AUA.
We are a global firm and believe that our multi-asset class expertise, local knowledge, business relationships, proprietary data and technology, and presence are all critical to securing a competitive edge in the private markets. We deploy a local staffing model, operating from 31 cities across 19 countries on five continents. Our offices are staffed by investment professionals who bring valuable regional insights and language proficiency to enhance existing client relationships and build new client relationships. Since our inception in 2007, we have invested and continue to invest heavily in our platforms to drive growth and expand our investment solutions capabilities and service offerings, including through opportunistic transactions that have helped accelerate the growth of our team and capabilities. As of September 30, 2026, we had over 1,400 total employees, including over 440 investment professionals and over 960 employees across our operating team and implementation teams dedicated to sourcing, executing, analyzing and monitoring private markets opportunities.
We have a flexible business model whereby many of our clients engage us for solutions across multiple asset classes and investment strategies. Our solutions are typically offered in the following commercial structures:
•Separately managed accounts (“SMAs”). Owned by one client and managed according to their specific preferences, SMAs integrate a combination of primaries, secondaries and co-investments across one or more asset classes. SMAs are meant to address clients’ specific portfolio objectives with respect to return, risk tolerance, diversification and liquidity. SMAs, including directly managed assets, comprised $148 billion of our AUM as of September 30, 2026.
•Focused commingled funds. Owned by multiple clients, our focused commingled funds deploy capital in specific asset classes with defined investment strategies. Focused commingled funds comprised $96 billion of our AUM as of September 30, 2026.

•Advisory and data services. These services include one or more of the following for our clients: (i) recurring support of portfolio construction and design; (ii) discrete or project-based due diligence, advice and investment recommendations; (iii) detailed review of existing private markets investments, including portfolio-level repositioning recommendations where appropriate; (iv) consulting on investment pacing, policies, strategic plans, and asset allocation to investment boards and committees; and (v) licensed access to our proprietary data and technology platforms, including StepStone Private Markets Intelligence (“SPI”) Research and our other proprietary tools. Advisory relationships comprised $697 billion of our AUA and $16 billion of our AUM as of September 30, 2026.
•Portfolio analytics and reporting. We provide clients with tailored reporting packages, including customized performance benchmarks as well as associated compliance, administrative and tax capabilities. Mandates for portfolio analytics and reporting services typically include licensed access to our proprietary performance monitoring software, SPI Reporting. We provided portfolio analytics and reporting on over $964 billion of client commitments through SPI Reporting as of September 30, 2026.
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
We are continuing to closely monitor developments related to inflation, elevated interest rates, trade, regulatory and other governmental policy, fluctuations in foreign currency exchange rates, banking system and credit market volatility, geopolitical tension, unrest or conflicts, including in or with China, Russia, Ukraine, Europe and the Middle East, and assess the impact on financial markets and on our business. Our results and the overall industry results have been, and may continue to be, adversely affected by slower, uneven or more challenging fundraising activity and capital deployment, which have resulted in, and may continue to result in, delayed or decreased management fees. Further, fund managers have been unable or less able to exit existing investments profitably. Such conditions have resulted in, and may continue to result in, delayed or decreased performance fee revenues. It is currently not possible to predict the ultimate effects of these events on the financial markets, the overall economy and our condensed consolidated financial statements. See “Risk Factors—Risks Related to Our Industry—Difficult or volatile market and political conditions can adversely affect our business by reducing the market value of the assets we manage, causing our clients to reduce their investments in private markets, reducing the number of high-quality investment managers with whom we may invest, and reducing the ability of our funds to raise or deploy capital” and “Risk Factors—Banking system volatility may adversely affect the results and financial condition of the StepStone Funds or StepStone generally” included in our annual report on Form 10-K for the fiscal year ended March 31, 2026.

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
The portion of the equity interests expected to be acquired in each annual exchange is set forth in an exchange schedule attached to each Transaction Agreement and is approximately 5% of each Asset Class Entity on each contemplated annual exchange date. The amount of consideration to be delivered is calculated using exchange ratios annually derived from a formula that establishes an assumed value of each Asset Class Entity based on its estimated adjusted net income, relative to an adjusted trading multiple for our Class A common stock with respect to our estimated adjusted net income. The Transaction Agreement specifies a minimum adjusted trading multiple for the exchange to take place. If this threshold is not met for a particular year, which is a possibility for the 2027 exchange if the current adjusted trading multiple for the Company’s Class A common stock remains at current levels, the exchange for that year may be skipped and combined with a future exchange in a subsequent year, provided the minimum adjusted trading multiple is met at that time.
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
In September 2026, we issued 61,016 shares of Class A common stock to certain limited partners of the Partnership in exchange for 61,016 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 58,050 shares of Class A common stock to certain limited partners of the Partnership in exchange for 58,050 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us.
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

The diagram below illustrates our organizational structure as of September 30, 2026.
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
(2)Each share of Class A common stock is entitled to one vote and votes together with the Class B common stock as a single class, except as set forth in SSG’s restated certificate of incorporation or as required by law.
(3)Each share of Class B common stock is entitled to one vote and votes together with the Class A common stock as a single class, except as set forth in SSG’s restated certificate of incorporation or as required by law. The economic rights of our Class B common stock are limited to the right to be redeemed at par value.
Prior to September 18, 2025, holders of our Class B common stock controlled a majority of the voting power of our outstanding common stock because (i) each share of our Class B common stock entitled its holder to five votes on all matters to be voted on by stockholders generally, until the earliest to occur of certain ownership changes or September 18, 2025 as set forth in our then current Amended and Restated Certificate of Incorporation (the “Sunset”) and (ii) under our Amended and Restated Stockholders Agreement, dated as of September 20, 2021 (the “Stockholders Agreement”), certain Class A stockholders, Class B stockholders and Class C unitholders in the Partnership agreed to vote all of their shares of voting stock together with and as directed by the Class B Committee (as defined in the Stockholders Agreement). As a result, prior to September 18, 2025, we qualified as a “controlled company” within the meaning of the corporate governance rules of The Nasdaq Stock Market LLC (“Nasdaq”). Under these rules, a listed company of which more than 50% of the voting power with respect to the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. Consistent with this, until the occurrence of the Sunset, we elected not to comply with certain corporate governance requirements, including the requirements that (i) a majority of our board of directors consist of independent directors, (ii) director nominees be selected or recommended to the board entirely by independent directors and (iii) the compensation committee be composed entirely of independent directors.

However, since the occurrence of the Sunset and expiration of the Stockholders Agreement on September 18, 2025, each share of Class A common stock and Class B common stock is entitled to one vote, and we no longer qualify as a “controlled company” within the meaning of the Nasdaq rules. As a result, we were required to come into compliance with Nasdaq's corporate governance requirements applicable to non-controlled companies, including as described above, by September 18, 2026, the end of the permitted “phase-in” period following loss of controlled company status under the Nasdaq rules. Effective as of July 14, 2026, the composition of each of the compensation committee and the nominating and corporate governance committee of our board of directors transitioned to comply with the applicable Nasdaq rules, and, as of and since such date, each of these committees has been composed entirely of independent directors. At our 2026 Annual Meeting of Stockholders held on September 8, 2026 (the “Annual Meeting”), our stockholders elected seven directors, four of whom our board of directors has determined to be independent under the Nasdaq rules, and, following the Annual Meeting, the size of our board of directors was reduced to seven directors. Accordingly, as of the date of the Annual Meeting, our board of directors has been composed of a majority of independent directors, and we comply with the Nasdaq corporate governance requirements applicable to non-controlled companies.
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
•Management fees from SMAs are generally based on a contractual rate applied to committed capital or net invested capital. These fees will vary over the life of the contract due to changes in the fee basis or contractual rate changes or thresholds, built-in declines in applicable contractual rates, and/or changes in net invested capital balances. The weighted-average management fee rate from SMAs was approximately 0.37% and 0.38% of average FEAUM for the twelve months ended September 30, 2026 and 2025, respectively.
•Management fees from focused commingled funds are generally based on a specified fee rate applied against client capital commitments during a defined investment or commitment period. Thereafter, management fees are typically calculated based on a contractual rate applied against net invested capital, or a stepped-down fee rate applied against the initial commitment. The weighted-average management fee rate from focused commingled funds was approximately 1.05% and 1.00% of average FEAUM for the twelve months ended September 30, 2026 and 2025, respectively, and primarily reflected the timing of new funds and growth in our private wealth funds which earn higher fee rates.

•The weighted-average management fee rate across SMAs and focused commingled funds was approximately 0.67% and 0.63% of average FEAUM for the twelve months ended September 30, 2026 and 2025, respectively, and primarily reflected the timing of new funds, shifts in mix between SMAs and focused commingled funds and growth in our private wealth funds which earn higher fee rates.
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
Performance Fees
We earn two types of performance fee revenues: incentive fees and carried interest allocations, as described below. As of September 30, 2026, we had over $125 billion of performance fee-eligible capital (excluding certain legacy Greenspring funds) across over 250 programs.
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
Carried interest is realized when an underlying investment is profitably disposed of and the fund’s cumulative returns are in excess of the specific hurdle rates, as defined in the applicable governing documents. Carried interest is subject to reversal to the extent that the amount received to date exceeds the amount due to us based on cumulative results. As such, a liability is accrued for the potential clawback obligations if amounts previously distributed to us would require repayment to a fund if such fund were to be liquidated based on the current fair value of their underlying investments as of the reporting date. Actual repayment obligations generally do not become realized until the end of a fund’s life. As of September 30, 2026 and March 31, 2026, no material amounts for potential clawback obligations had been accrued.

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

Our AUM is calculated as the sum of (i) the net asset value (“NAV”) of client portfolio assets, including the StepStone Funds and (ii) the unfunded commitments of clients to the underlying investments and the StepStone Funds. Our AUM reflects the investment valuations in respect of the underlying investments of our funds and accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUM does not include post-period investment valuation or cash activity. AUM as of September 30, 2026 reflects final data for the prior period (June 30, 2026), adjusted for net new client account activity through September 30, 2026. NAV data for underlying investments is as of June 30, 2026, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2026. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2026, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Our AUA is calculated as the sum of (i) the NAV of client portfolio assets for which we do not have full discretion and (ii) the unfunded commitments of clients to the underlying investments. Our AUA reflects the investment valuations in respect of the underlying investments of our client accounts on a three-month lag, adjusted for new client account activity through the period end. Our AUA does not include post-period investment valuation or cash activity. AUA as of September 30, 2026 reflects final data for the prior period (June 30, 2026), adjusted for net new client account activity through September 30, 2026. NAV data for underlying investments is as of June 30, 2026, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2026. When NAV data is not available by the business day occurring on or after 100 days following June 30, 2026, such NAVs are adjusted for cash activity following the last available reported NAV.
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
Consolidation of StepStone Funds
The activity of the Consolidated Funds is reflected within the condensed consolidated financial statement line items as indicated by reference thereto. The impact of the Consolidated Funds decreases revenues reported under GAAP to the extent these amounts are eliminated upon consolidation. The assets and liabilities of our Consolidated Funds are held within separate legal entities and, as a result, the liabilities of our Consolidated Funds are typically non-recourse to us. The net economic ownership interests of our Consolidated Funds held by third parties are reflected in our condensed consolidated financial statements as either non-controlling interests in subsidiaries or redeemable non-controlling interests in Consolidated Funds when the equity of the fund is redeemable. We generally deconsolidate funds when we are no longer deemed to have a controlling financial interest in the entity. The performance of our Consolidated Funds is not necessarily consistent with, or representative of, the combined performance trends of all of our funds.
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
During the three and six months ended September 30, 2026, we consolidated five and 11 additional StepStone Funds, respectively, as it was determined that we hold a controlling financial interest in these funds.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Revenues
Management and advisory fees, net	$293,149	$215,489	$562,320	$426,662
Performance fees:
Incentive fees	2,495	4,902	2,495	5,092
Carried interest allocations:
Realized	60,795	58,878	89,367	83,282
Unrealized	301,710	147,813	345,685	236,696
Total carried interest allocations	362,505	206,691	435,052	319,978
Legacy Greenspring carried interest allocations(1)	114,995	27,143	152,166	66,780
Total performance fees	479,995	238,736	589,713	391,850
Total revenues	773,144	454,225	1,152,033	818,512
Expenses
Compensation and benefits:
Cash-based compensation	121,402	100,348	238,636	196,333
Equity-based compensation	378,816	884,470	696,093	1,073,188
Performance fee-related compensation:
Realized	32,808	30,995	46,670	42,700
Unrealized	211,049	88,727	255,735	133,084
Total performance fee-related compensation	243,857	119,722	302,405	175,784
Legacy Greenspring performance fee-related compensation(1)	114,995	27,143	152,166	66,780
Total compensation and benefits	859,070	1,131,683	1,389,300	1,512,085
General, administrative and other	58,495	45,292	111,964	88,206
Total expenses	917,565	1,176,975	1,501,264	1,600,291
Other income (expense)
Investment income (loss)	21,114	(1,210)	31,937	9,302
Legacy Greenspring investment income (loss)(1)	3,172	1,313	(2,075)	4,695
Investment income of Consolidated Funds	210,119	46,044	212,963	67,715
Interest income	2,397	3,224	7,118	5,720
Interest expense	(23,515)	(4,425)	(27,853)	(8,959)
Other income (loss)	(20,838)	1,978	(25,081)	7,130
Total other income	192,449	46,924	197,009	85,603
Income (loss) before income tax	48,028	(675,826)	(152,222)	(696,176)
Income tax benefit	(17,388)	(100,336)	(47,272)	(108,675)
Net income (loss)	65,416	(575,490)	(104,950)	(587,501)
Less: Net income attributable to non-controlling interests in subsidiaries	174,263	9,242	196,994	37,859
Less: Net income (loss) attributable to non-controlling interests in legacy Greenspring entities(1)	3,172	1,313	(2,075)	4,695
Less: Net loss attributable to non-controlling interests in the Partnership	(50,416)	(259,946)	(126,550)	(287,068)
Less: Net income attributable to redeemable non-controlling interests in Consolidated Funds	8,672	39,659	12,335	60,616
Less: Net income attributable to redeemable non-controlling interests in subsidiaries	941	384	1,378	963
Net loss attributable to StepStone Group Inc.	$(71,216)	$(366,142)	$(187,032)	$(404,566)
_______________________________
(1)Reflects amounts attributable to consolidated VIEs for which we did not acquire any direct economic interests. See notes 2, 3 and 5 to our condensed consolidated financial statements included elsewhere in this quarterly report.

Revenues
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Total revenues increased $318.9 million, or 70%, to $773.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The overall increase was driven by higher carried interest allocations, higher legacy Greenspring carried interest allocations, and higher management and advisory fees, net, partially offset by lower incentive fees, in each case, as described below.
Management and advisory fees, net increased $77.7 million, or 36%, to $293.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was driven by new client activity resulting in 20% growth in average FEAUM across the platform and a higher average fee rate driven by a mix shift towards commingled funds. The three months ended September 30, 2026 included retroactive fees of $4.2 million from the closings of StepStone’s Secondaries Infrastructure, private equity co-investments, infrastructure co-investments and private equity secondaries funds. The three months ended September 30, 2025 included retroactive fees of $0.3 million from the closings of StepStone’s Secondaries Infrastructure and VC Micro V funds.
Incentive fees decreased $2.4 million, or 49%, to $2.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, largely due to lower realization activity.
Realized carried interest allocation revenues increased $1.9 million, or 3%, to $60.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, reflecting higher realization activity within our infrastructure funds, partially offset by lower realization activity within our private equity funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $60.8 million, unrealized carried interest allocation revenues increased $155.8 million, or 75%, to $362.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase in unrealized carried interest allocations for the three months ended September 30, 2026 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity, infrastructure and real estate funds.
Legacy Greenspring carried interest allocation revenues increased $87.9 million, or 324%, to $115.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 as a result of higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The three months ended September 30, 2026 reflect gross realized carried interest allocations of $12.0 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $103.0 million. The three months ended September 30, 2025 reflect gross realized carried interest allocations of $13.3 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $13.8 million.
Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025
Total revenues increased $333.5 million, or 41%, to $1,152.0 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The overall increase was driven by higher management and advisory fees, net, higher carried interest allocations, and higher legacy Greenspring carried interest allocations, partially offset by lower incentive fees, in each case, as described below.

Management and advisory fees, net increased $135.7 million, or 32%, to $562.3 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was driven by new client activity resulting in 20% growth in average FEAUM across the platform and a higher average fee rate driven by a mix shift towards commingled funds. The six months ended September 30, 2026 included retroactive fees of $3.4 million from the closings of StepStone’s Secondaries Infrastructure, infrastructure co-investments and multi-strategy venture capital funds. The six months ended September 30, 2025 included retroactive fees of $3.1 million from the closings of StepStone’s Real Estate Partners V, Secondaries Infrastructure, and VC Micro V funds.
Incentive fees decreased $2.6 million, or 51%, to $2.5 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, largely due to lower realization activity.
Realized carried interest allocation revenues increased $6.1 million, or 7%, to $89.4 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, reflecting higher realization activity within our private equity and infrastructure funds. Unrealized carried interest allocation revenues include the reversal of realized carried interest allocation revenues. Excluding the reversal of $89.4 million, unrealized carried interest allocation revenues increased $115.1 million, or 36%, to $435.1 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase in unrealized carried interest allocations for the six months ended September 30, 2026 primarily reflected a higher net increase in the cumulative allocation of gains associated with the underlying portfolios within our private equity and infrastructure funds as well as the cumulative allocation of gains associated with the underlying portfolios within our real estate funds as compared to the cumulative allocation of losses in the prior year period.
Legacy Greenspring carried interest allocation revenues increased $85.4 million, or 128%, to $152.2 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025 as a result of higher net unrealized appreciation in the fair value of certain underlying fund investments in the current year period as compared to the prior year period. The six months ended September 30, 2026 reflect gross realized carried interest allocations of $12.6 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $139.6 million. The six months ended September 30, 2025 reflect gross realized carried interest allocations of $18.2 million and unrealized carried interest allocations, net of the reversal of realized carried interest allocations, of $48.6 million.
Expenses
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Total expenses decreased $259.4 million, or 22%, to $917.6 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The overall decrease resulted from a decrease in equity-based compensation partially offset by increases in performance fee-related compensation, legacy Greenspring performance fee-related compensation, cash-based compensation and general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $21.1 million, or 21%, to $121.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, due to 15% higher average headcount, increased compensation levels from merit increases and higher income-based incentive fee compensation in the current year period as compared to the prior year period.

Equity-based compensation decreased $505.7 million, or 57%, to $378.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $507.6 million decrease in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, partially offset by an increase of $1.4 million for the acceleration of restricted stock units (“RSUs”) expense in the current year period with no comparable expense in the prior year period, and a $0.4 million increase for RSUs and performance-based RSUs (“PRSUs”) granted in the current year period with no comparable expense for these grants in the prior year period. Future periods may experience significant fluctuations in equity-based compensation resulting from changes in the fair value of liability classified awards, which is driven by the performance of SPW. SPW generated profitability in fiscal 2026 and in fiscal 2027 to date, and we expect that there will be an increase in the profitability generated by SPW in the future which would increase the fair value of the associated liability for the profits interest issued in SPW. As of September 30, 2026 and March 31, 2026, we had recognized $2,896.7 million and $2,265.8 million, respectively, for liability classified awards within accrued compensation and benefits in the condensed consolidated balance sheets.
Total performance fee-related compensation expense increased $124.1 million, or 104%, to $243.9 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting the increase in carried interest allocation revenues. Realized performance fee-related compensation increased $1.8 million, or 6%, to $32.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $87.9 million, or 324%, to $115.0 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The three months ended September 30, 2026 reflect gross realized performance fee-related compensation expense of $12.0 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $103.0 million. The three months ended September 30, 2025 reflect gross realized performance fee-related compensation expense of $13.3 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $13.8 million.
General, administrative and other expenses increased $13.2 million, or 29%, to $58.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The overall increase primarily reflected $5.7 million in platform fees, $3.8 million in general and administrative expenses for the Consolidated Funds, $2.4 million in occupancy costs, $1.6 million in information and technology expenses and other general operating expenses, partially offset by a decrease of $1.5 million in marketing and conference expenses.
Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025
Total expenses decreased $99.0 million, or 6%, to $1,501.3 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The overall decrease resulted from a decrease in equity-based compensation partially offset by increases in performance fee-related compensation, legacy Greenspring performance fee-related compensation, cash-based compensation and general, administrative and other expenses, in each case, as described below.
Cash-based compensation increased $42.3 million, or 22%, to $238.6 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, due to 16% higher average headcount, increased compensation levels from merit increases and higher income-based incentive fee compensation in the current year period as compared to the prior year period.

Equity-based compensation decreased $377.1 million, or 35%, to $696.1 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The decrease was primarily attributable to a $381.4 million decrease in expenses for liability classified awards related to the profits interest issued in SPW in the current year period as compared to the prior year period, partially offset by an increase of $2.6 million for the acceleration of RSU expense in the current year period with no comparable expense in the prior year period, and a $1.5 million increase for RSUs and PRSUs granted in the current year period with no comparable expense for these grants in the prior year period.
Total performance fee-related compensation expense increased $126.6 million, or 72%, to $302.4 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting the increase in carried interest allocation revenues. Realized performance fee-related compensation increased $4.0 million, or 9%, to $46.7 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting higher realization activity.
Legacy Greenspring performance fee-related compensation expense increased $85.4 million, or 128%, to $152.2 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The six months ended September 30, 2026 reflect gross realized performance fee-related compensation expense of $12.6 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $139.6 million. The six months ended September 30, 2025 reflect gross realized performance fee-related compensation expense of $18.2 million and unrealized performance fee-related compensation expense, net of the reversal of realized performance fee-related compensation expense, of $48.6 million.
General, administrative and other expenses increased $23.8 million, or 27%, to $112.0 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The overall increase primarily reflected $9.6 million in platform fees, $4.6 million in general and administrative expenses for the Consolidated Funds, $3.8 million in occupancy costs, $3.0 million in information and technology expenses, $1.8 million in travel and associated costs for investment evaluation and client service, $1.4 million in human resources and recruiting expenses, $1.0 million in professional fees and other general operating expenses, partially offset by a decrease of $1.2 million in marketing and conference expenses.
Other Income (Expense)
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Investment income increased $22.3 million to $21.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment income increased $1.9 million, or 142%, to $3.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The three months ended September 30, 2026 reflect unrealized investment income of $3.2 million. There was no realized investment income for the three months ended September 30, 2026. The three months ended September 30, 2025 reflect gross realized investment income of $0.8 million and unrealized investment income, net of the reversal of realized investment income, of $0.5 million.
Investment income of Consolidated Funds increased $164.1 million, or 356%, to $210.1 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds and the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period.

Interest income decreased $0.8 million, or 26% to $2.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to lower interest income from the Consolidated Funds during the current year period as compared to the prior year period. Interest income attributable to Consolidated Funds was $0.6 million in the current year period as compared to $1.3 million in the prior year period.
Interest expense increased $19.1 million, or 431%, to $23.5 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was due to the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period and higher average outstanding balances under the Revolver during the current year period, partially offset by the lower interest rate on the Revolver for the current year period as compared with the prior year period. Interest expense attributable to Consolidated Funds was $19.0 million in the current year period with no comparable expense in the prior year period.
Other income decreased $22.8 million to a loss of $20.8 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period, net foreign currency transaction losses in the current year period as compared with net foreign currency transaction gains in the prior year period and the inclusion of gains related to adjustments for the Tax Receivable Agreements during the prior year period that were not included in the current year period.
Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025
Investment income increased $22.6 million, or 243%, to $31.9 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting overall changes in the valuations of the underlying investments in StepStone Funds.
Legacy Greenspring investment income decreased $6.8 million to a loss of $2.1 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The six months ended September 30, 2026 reflect gross realized investment income of $0.2 million and unrealized investment loss, net of the reversal of realized investment income, of $2.2 million. The six months ended September 30, 2025 reflected gross realized investment income of $2.5 million and unrealized investment income, net of the reversal of realized investment income, of $2.2 million.
Investment income of Consolidated Funds increased $145.2 million, or 214%, to $213.0 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting overall changes in the valuations of the underlying investments of the Consolidated Funds as well as changes in the composition of the Consolidated Funds during the current year period as compared with the prior year period, including consolidation of certain new funds and the deconsolidation of certain other funds.
Interest income increased $1.4 million, or 24%, to $7.1 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily due to higher interest income from the Consolidated Funds in the current year period as compared to the prior year period due to the impact of consolidation of additional Consolidated Funds. Interest income attributable to Consolidated Funds was $3.9 million in the current year period as compared to $2.3 million in the prior year period.

Interest expense increased $18.9 million, or 211%, to $27.9 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was due to the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period and higher average outstanding balances under the Revolver during the current year period, partially offset by the lower interest rate on the Revolver for the current year period as compared with the prior year period. Interest expense attributable to Consolidated Funds was $19.0 million in the current year period with no comparable expense in the prior year period.
Other income decreased $32.2 million to a loss of $25.1 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting the impact of consolidation of additional Consolidated Funds during the current year period that were not included in the prior year period, net foreign currency transaction losses in the current year period as compared with net foreign currency transaction gains in the prior year period, and the inclusion of gains related to adjustments for the Tax Receivable Agreements during the prior year period that were not included in the current year period.
Income Tax Expense
Income tax expense primarily reflects U.S. federal and state income taxes on our share of taxable income generated by the Partnership, as well as local and foreign income taxes of certain of the Partnership’s subsidiaries.
Our effective income tax rate was (36.2)% and 14.8% for the three months ended September 30, 2026 and 2025, respectively, and 31.1% and 15.6% for the six months ended September 30, 2026 and 2025, respectively. For each period presented, the effective income tax rate differed from the statutory rate primarily because a portion of pre-tax income (loss) is attributable to non-controlling interests, including third-party investors in the Consolidated Funds, and the related tax expense (benefit) is not attributable to us. The change in the effective income tax rate for the three and six months ended September 30, 2026, compared with the prior year periods, was mainly driven by the impact of non-controlling interests related to the consolidation of additional Consolidated Funds. For the three months ended September 30, 2026, we recorded an income tax benefit on pre-tax income, resulting in a negative effective income tax rate. The effective income tax rate may vary from period to period depending on the portion of income that is subject to tax and the impact of non-controlling interests, including non-controlling interests in Consolidated Funds.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Income tax benefit decreased $82.9 million, or 83%, to $17.4 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease in income tax benefit was primarily driven by pre-tax net income for the three months ended September 30, 2026 as compared to a pre-tax net loss for the three months ended September 30, 2025, partially offset by the effect of income attributable to non-controlling interests.
Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025
Income tax benefit decreased $61.4 million, or 57%, to $47.3 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The decrease in income tax benefit was primarily driven by a decrease in pre-tax net loss for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, partially offset by the effect of income attributable to non-controlling interests.

Net Income Attributable to Non-Controlling Interests in Subsidiaries
Net income attributable to non-controlling interests in subsidiaries increased $165.0 million to $174.3 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us, partially offset by an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
Net income attributable to non-controlling interests in subsidiaries increased $159.1 million, or 420%, to $197.0 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025. The increase was primarily attributable to an increase in income generated by our consolidated subsidiaries not wholly-owned by us, partially offset by an increase in our economic interests in the Asset Class Entities as a result of the Transaction Agreements resulting in a lower rate of allocation of net income to non-controlling interests in subsidiaries.
Net Income (Loss) Attributable to Non-Controlling Interests in Legacy Greenspring Entities
Net income (loss) attributable to non-controlling interests in legacy Greenspring entities represents the net income or loss attributable to the interests held by the legacy Greenspring general partner entities. We did not acquire any direct economic interests in the legacy Greenspring general partner entities. As a result, all of the net income or loss related to the legacy Greenspring general partner entities is allocated to non-controlling interests in legacy Greenspring entities. Net income (loss) attributable to non-controlling interests in legacy Greenspring entities was $3.2 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $(2.1) million and $4.7 million for the six months ended September 30, 2026 and 2025, respectively.
Net Loss Attributable to Non-Controlling Interests in the Partnership
Net loss attributable to non-controlling interests in the Partnership represents the portion of net income or loss attributable to the interests held by the Class B, Class C and Class D unitholders of the Partnership. Net loss attributable to non-controlling interests in the Partnership was $50.4 million and $259.9 million for the three months ended September 30, 2026 and 2025, respectively, and $126.6 million and $287.1 million for the six months ended September 30, 2026 and 2025, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Consolidated Funds
Net income attributable to redeemable non-controlling interests in Consolidated Funds represents income of the Consolidated Funds attributable to third-party investors. Net income attributable to redeemable non-controlling interests in Consolidated Funds was $8.7 million and $39.7 million for the three months ended September 30, 2026 and 2025, respectively, and $12.3 million and $60.6 million for the six months ended September 30, 2026 and 2025, respectively.
Net Income Attributable to Redeemable Non-Controlling Interests in Subsidiaries
Net income attributable to redeemable non-controlling interests in subsidiaries was $0.9 million and $0.4 million for the three months ended September 30, 2026 and 2025, respectively, and $1.4 million and $1.0 million for the six months ended September 30, 2026 and 2025, respectively.

Key Operating Metrics
Assets Under Management
AUM was $261 billion as of September 30, 2026, $233 billion as of March 31, 2026 and $209 billion as of September 30, 2025.
Assets Under Advisement
Assets related to our advisory accounts were $697 billion as of September 30, 2026, $652 billion as of March 31, 2026 and $562 billion as of September 30, 2025.
Fee-Earning AUM
Three Months Ended September 30, 2026
FEAUM increased approximately $4.7 billion to $158.2 billion as of September 30, 2026 as compared to June 30, 2026. During the period, FEAUM from SMAs increased approximately $1.4 billion and FEAUM from commingled funds increased approximately $3.3 billion.
Six Months Ended September 30, 2026
FEAUM increased approximately $14.2 billion to $158.2 billion as of September 30, 2026 as compared to March 31, 2026. During the period, FEAUM from SMAs increased approximately $2.9 billion and FEAUM from commingled funds increased approximately $11.3 billion.

	Three Months Ended September 30, 2026			Six Months Ended September 30, 2026
(in millions)	SMAs	Focused Commingled Funds	Total	SMAs	Focused Commingled Funds	Total
Beginning balance	$83,251	$70,313	$153,564	$81,815	$62,232	$144,047
Contributions(1)	4,570	3,885	8,455	7,520	12,090	19,610
Distributions(2)	(3,171)	(1,282)	(4,453)	(4,209)	(2,878)	(7,087)
Market value, FX and other(3)	19	656	675	(457)	2,128	1,671
Ending balance	$84,669	$73,572	$158,241	$84,669	$73,572	$158,241
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

The following tables set forth FEAUM by asset class and selected weighted-average management fee rate data:

	As of
(in millions)	September 30, 2026	March 31, 2026	September 30, 2025
FEAUM
Private equity	$87,694	$75,626	$69,932
Infrastructure	30,967	30,745	27,007
Private debt	26,971	24,797	22,443
Real estate	12,609	12,879	13,409
Total	$158,241	$144,047	$132,791

	As of
	September 30, 2026	March 31, 2026	September 30, 2025
Weighted-average fee rate(1)
Private equity(2)	0.78%	0.74%	0.71%
Real estate, infrastructure and private debt asset classes(3)	0.55%	0.52%	0.54%
Total	0.67%	0.64%	0.63%
_______________________________
(1)Weighted-average fee rates reflect the applicable management fees for the last 12 months ended on each period presented and is inclusive of any retroactive fees for such period.
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
Undeployed Fee-Earning Capital
As of September 30, 2026, we had $42.4 billion of undeployed fee-earning capital, which will generate management fee revenue once invested or activated.
Non-GAAP Financial Measures
Below is a description of our non-GAAP financial measures. These measures are presented on a basis other than GAAP and should be considered in addition to, and not as a substitute for or superior to, financial measures calculated in accordance with GAAP.

Adjusted Net Income
Adjusted net income (“ANI”) is a non-GAAP performance measure that we present before the consolidation of StepStone Funds on a pre-tax and after-tax basis used to evaluate profitability. ANI represents the after-tax net realized income attributable to us. ANI does not reflect legacy Greenspring carried interest allocation revenues, legacy Greenspring carried interest-related compensation and legacy Greenspring investment income (loss) as none of the economics are attributable to us. The components of revenues used in the determination of ANI (“adjusted revenues”) comprise fee revenues, adjusted incentive fees and realized carried interest allocations. In addition, ANI excludes: (a) unrealized carried interest allocation revenues and related compensation, (b) unrealized investment income (loss), (c) equity-based compensation for profits interest issued by our non-wholly owned subsidiaries and unrealized mark-to-market changes in the fair value of the profits interest issued in SPW, (d) amortization of intangibles, (e) net income (loss) attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interest issued in SPW, (f) charges associated with acquisitions and corporate transactions, and (g) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). ANI is fully taxed at our blended statutory rate. We believe ANI and adjusted revenues are useful to investors because they enable investors to evaluate the performance of our business across reporting periods.
Adjusted Revenues
Adjusted revenues represents the components of revenues used in the determination of ANI and comprise fee revenues, adjusted incentive fees and realized carried interest allocations. We believe adjusted revenues is useful to investors because it presents a measure of realized revenues.
Fee-Related Earnings
Fee-related earnings (“FRE”) is a non-GAAP performance measure used to monitor our baseline earnings from recurring management and advisory fees. FRE is a component of ANI and comprises fee revenues less adjusted expenses which are operating expenses other than (a) performance fee-related compensation, (b) equity-based compensation for profits interest issued by our non-wholly owned subsidiaries and unrealized mark-to-market changes in the fair value of the profits interest issued in SPW, (c) amortization of intangibles, (d) charges associated with acquisitions and corporate transactions, and (e) certain other items that we believe are not indicative of our core operating performance (as listed in the below table). FRE is presented before income taxes. We believe FRE is useful to investors because it provides additional insight into the operating profitability of our business and our ability to cover direct base compensation and operating expenses from total fee revenues.
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

Fee-Related Earnings
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
FRE increased $47.6 million, or 61%, to $126.2 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025
FRE increased $71.9 million, or 45%, to $231.8 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting higher fee revenues, partially offset by higher adjusted cash-based compensation, adjusted general, administrative and other expenses and adjusted equity-based compensation.
Adjusted Revenues and Adjusted Net Income
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Adjusted revenues increased $80.4 million, or 28%, to $362.7 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily reflecting increases in fee revenues and realized carried interest allocation revenues.
ANI increased $16.2 million, or 24%, to $82.9 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily due to the increase in FRE as discussed above, and higher adjusted realized investment income. The overall increase was partially offset by a higher allocation of income to non-controlling interests and lower performance fee-related earnings.
Six Months Ended September 30, 2026 Compared to Six Months Ended September 30, 2025
Adjusted revenues increased $143.5 million, or 28%, to $663.3 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily reflecting increases in fee revenues and realized carried interest allocation revenues.
ANI increased $28.0 million, or 24%, to $143.2 million for the six months ended September 30, 2026 as compared to the six months ended September 30, 2025, primarily due to the increase in FRE as discussed above, higher adjusted realized investment income and higher performance fee-related earnings. The overall increase was partially offset by a higher allocation of income to non-controlling interests.

Adjusted Weighted-Average Shares and Adjusted Net Income Per Share
The following table shows a reconciliation of diluted weighted-average shares of Class A common stock outstanding to adjusted weighted-average shares outstanding used in the computation of ANI per share for the three and six months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
(in thousands, except share and per share amounts)
ANI	$82,944	$66,709	$143,239	$115,243

Weighted-average shares of Class A common stock outstanding – Basic	82,293,951	78,561,587	82,145,627	78,206,102
Assumed vesting of RSUs	383,849	509,007	363,745	428,850
Assumed purchase under ESPP	—	—	203	—
Exchange of Class B units in the Partnership(1)	38,387,098	39,500,159	38,470,761	39,553,919
Exchange of Class C units in the Partnership(1)	881,103	947,580	897,770	953,768
Exchange of Class D units in the Partnership(1)	3,528,769	2,944,261	3,804,664	3,235,592
Adjusted weighted-average shares	125,474,770	122,462,594	125,682,770	122,378,231

ANI per share	$0.66	$0.54	$1.14	$0.94
_______________________________
(1)Assumes the full exchange of Class B units, Class C units or Class D units in the Partnership for Class A common stock of SSG pursuant to the Class B Exchange Agreement, Class C Exchange Agreement or Class D Exchange Agreement, respectively.
Reconciliation of GAAP to Non-GAAP Financial Measures
The table below shows a reconciliation of revenues to adjusted revenues.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Total revenues	$773,144	$454,225	$1,152,033	$818,512
Unrealized carried interest allocations	(301,710)	(147,813)	(345,685)	(236,696)
Deferred incentive fees	903	671	903	671
Legacy Greenspring carried interest allocations	(114,995)	(27,143)	(152,166)	(66,780)
Management and advisory fee revenues for the Consolidated Funds(1)	4,455	1,972	6,218	3,539
Incentive fees for the Consolidated Funds(2)	916	430	2,005	563
Adjusted revenues	$362,713	$282,342	$663,308	$519,809
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

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
GAAP management and advisory fees, net	$293,149	$215,489	$562,320	$426,662
Adjustments(1)	4,455	1,972	6,218	3,539
Fee revenues	$297,604	$217,461	$568,538	$430,201

GAAP incentive fees	$2,495	$4,902	$2,495	$5,092
Adjustments(2)	1,819	1,101	2,908	1,234
Adjusted incentive fees	$4,314	$6,003	$5,403	$6,326

GAAP realized investment income	$5,292	$2,516	$6,849	$3,456
Adjusted realized investment income	$5,292	$2,516	$6,849	$3,456

GAAP interest income	$2,397	$3,224	$7,118	$5,720
Adjustments(3)	(640)	(1,273)	(3,896)	(2,271)
Adjusted interest income	$1,757	$1,951	$3,222	$3,449

GAAP interest expense	$(23,515)	$(4,425)	$(27,853)	$(8,959)
Adjustments(4)	19,013	—	19,013	—
Adjusted interest expense	$(4,502)	$(4,425)	$(8,840)	$(8,959)

GAAP other income (loss)	$(20,838)	$1,978	$(25,081)	$7,130
Adjustments(5)	20,216	(1,073)	23,855	(5,232)
Adjusted other income (loss)	$(622)	$905	$(1,226)	$1,898
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
(4)Reflects the removal of interest expense incurred by the Consolidated Funds.
(5)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss), unrealized amounts associated with deferred compensation plan asset adjustments and the impact of consolidation of the Consolidated Funds.

The table below shows a reconciliation of income (loss) before income tax to ANI and FRE.

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2026	2025	2026	2025
Income (loss) before income tax	$48,028	$(675,826)	$(152,222)	$(696,176)
Net income attributable to non-controlling interests in subsidiaries(1)	(53,269)	(27,645)	(94,854)	(58,370)
Net (income) loss attributable to non-controlling interests in legacy Greenspring entities	(3,172)	(1,313)	2,075	(4,695)
Unrealized carried interest allocations	(301,710)	(147,813)	(345,685)	(236,696)
Unrealized performance fee-related compensation	211,049	88,727	255,735	133,084
Unrealized investment (income) loss	(15,822)	3,726	(25,088)	(5,846)
Impact of Consolidated Funds	(161,586)	(43,864)	(159,674)	(68,271)
Deferred incentive fees	903	671	903	671
Equity-based compensation(2)	372,579	880,154	683,229	1,064,663
Amortization of intangibles	10,190	10,207	20,380	20,414
Tax Receivable Agreements adjustments through earnings	—	(1,302)	—	(1,302)
Non-core items(3)	(24)	99	270	785
Pre-tax ANI	107,166	85,821	185,069	148,261
Income taxes(4)	(24,222)	(19,112)	(41,830)	(33,018)
ANI	82,944	66,709	143,239	115,243
Income taxes(4)	24,222	19,112	41,830	33,018
Realized carried interest allocations	(60,795)	(58,878)	(89,367)	(83,282)
Realized performance fee-related compensation	32,808	30,995	46,670	42,700
Adjusted realized investment income	(5,292)	(2,516)	(6,849)	(3,456)
Adjusted incentive fees(5)	(4,314)	(6,003)	(5,403)	(6,326)
Adjusted interest income(6)	(1,757)	(1,951)	(3,222)	(3,449)
Adjusted interest expense(7)	4,502	4,425	8,840	8,959
Adjusted other (income) loss(8)	622	(905)	1,226	(1,898)
Net income attributable to non-controlling interests in subsidiaries(1)	53,269	27,645	94,854	58,370
FRE	$126,209	$78,633	$231,818	$159,879
_______________________________
(1)Reflects the portion of pre-tax ANI attributable to non-controlling interests in our subsidiaries and realized gains attributable to the profits interest issued in the private wealth subsidiary. Amounts attributable to the profits interest issued in the private wealth subsidiary were $30.0 million and $10.1 million for the three months ended September 30, 2026 and 2025, respectively, and $54.5 million and $18.6 million for the six months ended September 30, 2026 and 2025, respectively. Amounts specifically attributable to non-controlling interests in subsidiaries not attributable to the private wealth subsidiary were $23.2 million and $17.5 million for the three months ended September 30, 2026 and 2025, respectively, and $40.4 million and $39.8 million for the six months ended September 30, 2026 and 2025, respectively.
(2)Reflects equity-based compensation for profits interest issued by our non-wholly owned subsidiaries and unrealized mark-to-market changes in the fair value of the profits interest issued in the private wealth subsidiary.

(3)Includes (income) expense related to transaction costs ($0.2 million and $0.6 million for the six months ended September 30, 2026 and 2025, respectively), loss on change in fair value for contingent consideration obligation ($0.1 million for the three and six months ended September 30, 2025), unrealized amounts associated with deferred compensation plan liability adjustments ($0.1 million for the six months ended September 30, 2026) and other non-core operating income and expenses.
(4)Represents corporate income taxes at a blended statutory rate of 22.6% applied to pre-tax ANI for the three and six months ended September 30, 2026 and 22.3% applied to pre-tax ANI for the three and six months ended September 30, 2025. The 22.6% rate for the three and six months ended September 30, 2026 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.6%. The 22.3% rate for the three and six months ended September 30, 2025 is based on a federal statutory rate of 21.0% and a combined state, local and foreign rate net of federal benefits of 1.3%.
(5)Reflects the add-back of incentive fee revenues for the Consolidated Funds, which have been eliminated in consolidation, and deferred incentive fees that are not included in GAAP revenues.
(6)Reflects the removal of interest income earned by the Consolidated Funds.
(7)Reflects the removal of interest expense incurred by the Consolidated Funds.
(8)Reflects the removal of amounts for Tax Receivable Agreements adjustments recognized as other income (loss), unrealized amounts associated with deferred compensation plan asset adjustments and the impact of consolidation of the Consolidated Funds.
Investment Performance
The following table presents information relating to the performance of all the investments that StepStone has recommended and subsequently tracked across asset classes and investment strategies, except as set forth in greater detail below. The data for these investments are generally presented from the inception date of each strategy and asset class through June 30, 2026 and have not been adjusted to reflect acquisitions or disposals of investments subsequent to that date.
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
•“NAV” refers to the estimated fair value of unrealized investments plus any net assets or liabilities associated with the investment as of June 30, 2026;
•“IRR” refers to the annualized internal rate of return for all investments within the relevant investment strategy on an inception-to-date basis as of June 30, 2026 (except as noted otherwise below), based on contributions, distributions and unrealized value;
•“Net IRR” refers to IRR net of fees and expenses charged by both the underlying fund managers and StepStone; and
•“Net TVM” refers to the total value to paid-in capital or invested capital expressed as a multiple, and is calculated as distributions plus unrealized valuations divided by invested capital (including all capitalized costs).
StepStone Performance Summary by Asset Class

PRIVATE EQUITY BUYOUT		VENTURE CAPITAL & GROWTH EQUITY		REAL ESTATE		INFRASTRUCTURE		PRIVATE DEBT
INVESTMENT STRATEGY(1,3,4)	NET IRR(2)	INVESTMENT STRATEGY(1,3,5)	NET IRR(2)	INVESTMENT STRATEGY(1,3,6)	NET IRR(2)	INVESTMENT STRATEGY(1,3,7)	NET IRR(2)	INVESTMENT STRATEGY(1,3,8)	NET IRR(2)
Primaries	13.5%	Primaries	14.9%	Core/core+ fund investments	6.8%	Core/debt - all strategies	6.7%	Primaries	7.7%
Secondaries	16.5%	Secondaries	14.4%	Value-add/opportunistic fund investments	7.7%	Core+/value-add - primary fund investments	10.4%	Direct lending	7.0%
Co-investments	15.9%	Directs/co-investments	17.6%	Real estate debt fund investments	5.1%	Core+/value-add - secondary fund investments	10.0%	Opportunistic	8.2%
				Value-add/opportunistic secondaries & co-investments	8.4%	Core+/value-add - co-investments(3)	11.3%	Co-investments/secondaries	9.0%
								Direct lending	8.1%
								Opportunistic	10.3%
								Customized managed accounts[3]	(*)
_______________________________
(1)Investment returns reflect NAV data for underlying investments as of June 30, 2026, as reported by underlying managers up to the business day occurring on or after 100 days following June 30, 2026. For investment returns where NAV data is not available by the business day occurring on or after 100 days following June 30, 2026, such NAVs are adjusted for cash activity following the last available reported NAV. Investment returns are calculated on a constant currency adjusted reporting basis converting non-USD investment cash flows and NAVs to USD using the foreign currency exchange rate corresponding to each client’s first cash flow date.
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
ii.Secondaries management fee: 125 basis points, 125 basis points and 95 basis points of capital commitments for private equity, non-core/core+ real estate and infrastructure, respectively, in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90% of the previous year’s fee. 65 basis points of net asset value for private debt; 75 basis points of committed capital for the StepStone VC Platform; 75 basis points of net invested capital for core/core+ real estate.
iii.Co-investments management fee: 100 basis points of capital commitments for private equity in years 1 through 4 for management fees, charged quarterly. In year 5, management fees step down to 90 basis points of the net invested capital, charged quarterly. 100 basis points of net committed capital for non-core/core+ real estate; 90 and 50 basis points of net committed capital for infrastructure co-investments and direct asset management investments, respectively; 65 basis points of net asset value for private debt; 200 basis points of net invested capital for the StepStone VC Platform; 75 basis points of net invested capital for core/core+ real estate.
iv.All investments assess 5 basis points of capital commitments for fund expenses, charged quarterly, and 1 basis point of capital commitments drawn down in the first cash flow quarter for organizational costs.
v.Private equity secondaries and co-investments include 12.5% and 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; infrastructure secondaries and co-investments include 10.0% of paid and unrealized carry, respectively, with an 8.0% preferred return hurdle; non-core/core+ real estate secondaries and co-investments include 15.0% of paid and unrealized carry, with an 8.0% preferred return hurdle; private debt secondaries and co-investments include 10.0% of paid and unrealized carry, with a 5.0% preferred return hurdle; the StepStone VC Platform primaries, secondaries and co-investments/directs include 5.0%, 5.0% and 20.0%, respectively, of paid and unrealized carry with no preferred return hurdle; and core/core+ real estate secondaries and co-investments include 10.0% of paid and unrealized carry, with a 7.0% preferred return hurdle.
Net IRR and Net TVM for investments reflect the underlying fund manager’s use of subscription backed credit facilities, if reported to StepStone as such by the underlying managers. Aggregate net performance returns for private equity buyout secondaries and co-investments are presented on a levered basis. Without the subscription lines, Net IRR/Net TVM for private equity buyout secondaries and co-investments would be 14.3%/1.3x and 14.4%/1.6x, respectively. Reinvested/recycled amounts increase contributed capital.
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
(4)Private equity buyout performance includes buyout-focused strategies comprising 1,168 investments totaling $176.6 billion of capital commitments, and excludes (i) venture capital and growth equity direct investments, reported separately; (ii) 194 client-directed buyout investments, totaling $33.8 billion of capital commitments; (iii) 95 investments with energy, infrastructure and other non-buyout-focused strategies totaling $9.6 billion of capital commitments; (iv) two advisory co-investments totaling $100 million; and (v) any investments that do not have client data monitored in SPI Reporting.
(5)Venture capital and growth equity includes 2,411 investments totaling $70.7 billion of capital commitments and excludes (i) 74 client-directed investments, totaling $2.4 billion of capital commitments, and (ii) investments that do not have client data monitored in SPI Reporting. StepStone's venture capital and growth equity strategy is composed of a) investments in the StepStone venture capital platform, comprising venture capital focused commingled funds and separately managed accounts (the “StepStone VC Platform”) and b) underlying venture capital investments within StepStone’s broader private equity accounts (“StepStone PE Accounts”).
(6)Real estate includes 535 investments totaling $97.4 billion of capital commitments and excludes (i) 105 client-directed real estate investments, totaling $18.3 billion of capital commitments, (ii) 19 secondary/co-investment core/core+ or credit investments, totaling $1.1 billion of capital commitments, (iii) four advisory fund investments totaling $463.6 million of capital commitments, and (iv) investments that do not have client data monitored in SPI Reporting.

(7)Infrastructure includes 394 investments totaling $81.7 billion of capital commitments and excludes (i) eight infrastructure investments made by the Partnership prior to the formation of the infrastructure subsidiary in 2013 or made prior to StepStone’s acquisition of Courtland Partners, Ltd. on April 1, 2018 (the “Courtland acquisition”), totaling $501.9 million of capital commitments, (ii) 55 client-directed infrastructure investments, totaling $12.8 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting.
(8)Private debt includes 2,068 investments totaling $75.2 billion of capital commitments and excludes (i) 50 client-directed debt investments, totaling $4.8 billion of capital commitments, (ii) 50 real estate credit investments that were recommended by Courtland Partners, Ltd. prior to the Courtland acquisition, totaling $5.1 billion of capital commitments, and (iii) investments that do not have client data monitored in SPI Reporting. *Net IRRs are not aggregated and shown for customized managed accounts (which include capacity-negotiated GP co-investment accounts and GP primary managed accounts) totaling $37.6 billion of committed capital, as the investment objective of those investments are customized to the respective client’s investment target on multiple-on-committed-capital (“MOCC”) and can differ significantly.
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
As of September 30, 2026, we had $298.3 million of cash, cash equivalents and restricted cash ($802.5 million including Consolidated Funds) and $2,669.3 million of investments in StepStone Funds ($5,612.9 million including Consolidated Funds), including $2,383.4 million of accrued carried interest allocations, against $286.2 million in debt obligations, net of debt issuance costs ($1,680.8 million including Consolidated Funds), and $1,356.0 million in accrued carried interest-related compensation payable. Cash held by the Consolidated Funds is generally not available to fund our liquidity needs, and debt obligations of the Consolidated Funds are generally nonrecourse to us.
Ongoing sources of cash include (a) management and advisory fees, which are collected monthly or quarterly, (b) performance fees, which are volatile and largely unpredictable as to amount and timing; and (c) distributions from our investments in the StepStone Funds. We use cash flow from operations and distributions from our investments in the StepStone Funds to pay compensation and related expenses, general and administrative expenses, income taxes, debt service, capital expenditures, dividends to our stockholders and distributions to holders of Partnership units, make repurchases under our stock repurchase program and to make investments in the StepStone Funds. We believe we will have sufficient ability to meet our liquidity and capital resources requirements for the next 12 months through cash flows from operating activities, existing cash and cash equivalents, borrowings under the Revolver, and our ability to obtain future financing. As discussed below under “Future Sources and Uses of Liquidity—Option Agreement Payment,” we expect to fund the cash portion of the consideration payable in connection with the exercise of our call right under the option agreement relating to the profits interest in SPW, or in connection with an earlier exercise of the put right held by CH Equity Partners, LLC, through a combination of cash flows from operating activities (including cash retained by the Partnership in lieu of a fiscal 2027 supplemental dividend), borrowings under our Revolver, and the incurrence of additional indebtedness and/or the issuance of equity securities.

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
The following table summarizes our cash flows attributable to operating, investing and financing activities:

	Six Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by (used in) operating activities	$(818,067)	$62,523
Net cash provided by (used in) investing activities	16,564	(21,575)
Net cash provided by financing activities	483,907	43,419
Effect of exchange rate changes	1,139	(7,463)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(316,457)	$76,904
Operating Activities
Operating activities provided (used) $(818.1) million and $62.5 million of cash for the six months ended September 30, 2026 and 2025, respectively. For the six months ended September 30, 2026 and 2025, respectively, these amounts primarily consisted of the following:
•net income, after adjustments for non-cash items (including unrealized mark-to-market changes in the fair value of the profits interest issued in the private wealth subsidiary, unrealized carried interest allocations, unrealized performance fee-related compensation and unrealized investment (income) loss), of $371.1 million and $243.0 million;
•net change in operating assets and liabilities of $51.7 million and $48.0 million;
•adjustments for realized and unrealized gains on investments of Consolidated Funds of $213.0 million and $66.3 million;
•adjustments for unrealized gains from notes payable of Consolidated Funds of $11.6 million and $0 million;
•net contributions to investments of Consolidated Funds of $1,031.8 million and $166.5 million; and
•net change in operating assets and liabilities of Consolidated Funds of $15.5 million and $4.3 million.
Investing Activities
Investing activities provided (used) $16.6 million and $(21.6) million of cash for the six months ended September 30, 2026 and 2025, respectively, and primarily consisted of the following amounts:
•net contributions to investments of $12.0 million and $21.2 million;
•net distributions from investments in legacy Greenspring entities of $3.3 million and $1.1 million;

•net cash recognized upon initial consolidation of funds of $27.6 million and $0 million; and
•purchases of fixed assets of $2.3 million and $1.4 million.
Financing Activities
Financing activities provided $483.9 million and $43.4 million of cash for the six months ended September 30, 2026 and 2025, respectively, and primarily consisted of the following:
•borrowings on revolving credit facility of $15.0 million and $0 million;
•proceeds from capital contributions from non-controlling interests of $0.9 million and $1.6 million;
•distributions to non-controlling interests of $102.6 million and $112.9 million;
•purchase of non-controlling interests of $9.6 million and $10.3 million;
•proceeds from capital contributions to legacy Greenspring entities of $0.5 million and $0.8 million;
•distributions to non-controlling interests in legacy Greenspring entities of $4.0 million and $4.4 million;
•dividends paid to common stockholders of $95.8 million and $72.3 million;
•payments for repurchases of Class A common stock of $21.3 million and $0 million;
•proceeds from issuance of Class A common stock under ESPP of $2.1 million and $1.7 million;
•payments to related parties under the Tax Receivable Agreements of $16.2 million and $11.5 million;
•issuance of notes payable for Consolidated Funds of $56.0 million and $0 million;
•net borrowings on fund credit facilities of $556.1 million and $17.5 million;
•payment of debt issuance costs on fund credit facilities of $4.4 million and $0 million;
•proceeds from capital contributions from non-controlling interests in Consolidated Funds of $296.2 million and $0 million;
•distributions to non-controlling interests in Consolidated Funds of $300.9 million and $0 million;
•contributions from redeemable non-controlling interests in Consolidated Funds of $125.3 million and $281.4 million; and
•redemptions of redeemable non-controlling interests in Consolidated Funds of $13.5 million and $48.3 million.

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
Borrowings under the Revolver bear interest at a variable rate per annum. We may designate each borrowing as (i) in the case of any borrowing in U.S. dollars, a base rate loan or a Term Secured Overnight Financing Rate (“SOFR”) rate loan, (ii) in the case of any borrowing denominated in Euros, a EURIBOR rate loan, (iii) in the case of any borrowing denominated in British Pounds Sterling, a Sterling Overnight Index Average (“SONIA”) loan, (iv) in the case of any borrowing denominated in Swiss Francs, a Swiss Average Rate Overnight (“SARON”) loan, and (v) in the case of any borrowing denominated in Australian dollars, an AUD rate loan. Borrowings bear interest equal to (i) in the case of base rate loans, 1.00% plus the greatest of (a) the Prime Rate, (b) the New York Federal Reserve Bank Rate plus 0.50% and (c) the 1 month Term SOFR, plus 1.10%, (ii) in the case of a Term SOFR rate loan, the Term SOFR rate plus 2.10%, (iii) in the case of a EURIBOR rate loan, the EURIBOR rate multiplied by the Statutory Reserve Rate (as defined in the Credit Agreement) plus 2.00%, (iv) in the case of a SONIA loan, the Sterling Overnight Index Average plus 2.03%, (v) in the case of a SARON loan, the Swiss Average Rate Overnight plus 2.00%, and (vi) in the case of an AUD rate loan, the AUD Screen Rate (as defined in the Credit Agreement) multiplied by the Statutory Reserve Rate plus 2.20%, in certain cases subject to applicable interest rate floors. The weighted-average interest rate in effect for the Revolver as of September 30, 2026 was 5.91%.
Borrowings under the Revolver may be repaid at any time during the term of the Credit Agreement and, subject to certain terms and conditions, may be reborrowed prior to the maturity date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the maturity date. The maturity date for the Revolver is May 16, 2029. As of September 30, 2026, we had outstanding borrowings of $115.0 million under the Revolver.
The Revolver bears a fee on undrawn commitments equal to 0.25% per annum if total utilization of revolving commitments is equal to or greater than 50% and 0.35% per annum if total utilization of revolving commitments is less than 50%.
We can use available funding capacity under the Revolver to satisfy letters of credit in amounts up to $10.0 million. Amounts used to satisfy the letters of credit reduce the available capacity under the Revolver. As of September 30, 2026, we had outstanding letters of credit totaling $9.1 million.
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
Debt Obligations of Consolidated Funds
Debt obligations of the Consolidated Funds primarily comprise amounts due to holders of debt securities issued by a consolidated collateralized financing entity (“CFE”). These debt obligations are collateralized by the assets held by the CFE and are non-recourse to us. We are not liable for any of the notes payable issued by the CFE, as the creditors of the CFE do not have recourse to our assets outside of the assets held by the CFE. As of September 30, 2026, the collateral of the CFE consisted of cash and cash equivalents and investments in funds which are generally organized as partnership and LLC interests. The debt obligations may only be repaid from collateral proceeds of the CFE, which will occur as distributions are received from underlying assets. Debt obligations of the Consolidated Funds are collateralized by the assets held by the Consolidated Funds and the assets of one fund may not be used to satisfy the liabilities of another fund.
As of September 30, 2026, the consolidated CFE has the ability to issue up to $1,625.5 million of additional debt obligations.
Credit Facilities of Consolidated Funds
Certain Consolidated Funds may maintain revolving credit facilities that are secured by fund assets to fund investments on a short-term basis. These debt obligations of the Consolidated Funds are non-recourse to us.
In December 2024, one of our consolidated investment funds entered into a credit agreement with Northern Trust Global Service SE (the “Fund Credit Facility”). The Fund Credit Facility provides for a multi-currency revolving credit facility of up to $125.0 million. Amounts drawn under the facility must be repaid within 180 days. As of September 30, 2026, there were no outstanding borrowings under the Fund Credit Facility.
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
In September 2026, the Fund Credit Facility was amended to remove the fund as a borrower, and as a result the Fund Credit Facility is not reflected in our condensed consolidated financial statements. The Fund Credit Facility remains in effect for the other borrowers. The fund entered into a senior secured credit agreement with Investec Bank plc, as administrative agent, security agent and lender, providing for a revolving credit facility of up to $83.0 million (the “Investec Credit Facility”). As of September 30, 2026, there were no outstanding borrowings under the Investec Credit Facility.
Borrowings under the Investec Credit Facility bear interest at a variable rate per annum at the Term SOFR plus a margin of 280 basis points. The facility also bears an unused commitment fee of 1.00% per annum.

Borrowings under the Investec Credit Facility may be repaid at any time during the term of the agreement and, subject to certain terms and conditions, may be reborrowed prior to the termination date. Any outstanding principal amounts, together with any accrued interest thereon, shall be due and payable on the termination date. The termination date for the Investec Credit Facility is September 21, 2029.
In March 2026, our consolidated CFE entered into a credit agreement arranged by Alter Domus LLC, as the administrative agent, and certain other lenders party thereto that provides for a revolving credit facility (the “Liquidity Loan Facility”) of up to $389.7 million. As of September 30, 2026, there were no outstanding borrowings under the Liquidity Loan Facility.
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
In May 2026, one of our consolidated investment funds entered into a credit agreement with Wells Fargo Bank, National Association, as administrative agent, lead arranger, letter of credit issuer and lender, providing for a revolving credit facility of up to $675.0 million (“Subscription Facility #1”). In August 2026, Subscription Facility #1 was amended, increasing the aggregate revolving commitments to $1,000.0 million. As of September 30, 2026, there were approximately $422.9 million in outstanding borrowings under Subscription Facility #1.
Borrowings under Subscription Facility #1 bear interest at a variable rate equal to SOFR plus 1.80% per annum. In addition, Subscription Facility #1 is subject to an unused commitment fee of 0.25% per annum on undrawn commitments and customary fees associated with letters of credit. The weighted-average interest rate in effect under Subscription Facility #1 as of September 30, 2026 was 5.68%.
During the availability period, amounts borrowed under Subscription Facility #1 may be repaid and subsequently reborrowed, subject to the terms and conditions of the credit agreement. Obligations under Subscription Facility #1 are secured by investor capital commitments and related collateral pledged to the lenders. Subscription Facility #1 matures on May 4, 2029 and may be extended in accordance with the terms of the credit agreement.
In June 2026, one of our consolidated investment funds entered into a supplemental credit agreement arranged by Lloyds Bank Corporate Markets PLC, as the agent and security agent, and UBS Switzerland AG, as the lender, establishing an additional revolving credit sub-facility of up to $160.0 million (the “Sub-Facility”). As of September 30, 2026, there were approximately $85.0 million in outstanding borrowings under the Sub-Facility.
Borrowings under the Sub-Facility bear interest at a variable rate per annum based on the applicable benchmark rate plus a margin of 170 basis points. The Sub-Facility also bears a commitment fee of 0.25% per annum. The weighted-average interest rate in effect for the Sub-Facility as of September 30, 2026 was 5.56%.
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

One of our consolidated investment funds is party to a credit agreement, as amended and restated in March 2026, with Goldman Sachs Bank USA that provides for an uncommitted revolving credit facility of up to $37.0 million (the “Goldman Credit Facility”). As of September 30, 2026, there were approximately $18.2 million in outstanding borrowings under the Goldman Credit Facility.
Borrowings under the Goldman Credit Facility bear interest at a variable rate per annum equal to the Term SOFR plus 310 basis points or the Prime Rate plus 210 basis points. The Goldman Credit Facility also requires payment of a quarterly administrative fee equal to 15 basis points of the facility limit. The interest rate in effect for the Goldman Credit Facility as of September 30, 2026 was 6.78%.
Borrowings under the Goldman Credit Facility may be repaid at any time during the term of the credit agreement and, subject to the terms of the credit agreement, may be reborrowed. The Goldman Credit Facility terminates on the earlier of (i) the date that is 30 days prior to the last date on which capital may be called from investors to repay obligations under the facility or (ii) the date on which the credit agreement is terminated by either the lender or the borrower.
One of our consolidated investment funds is party to a credit agreement, as amended in August 2026, with Wells Fargo Bank, National Association, as administrative agent, lead arranger, letter of credit issuer and lender, providing for a revolving credit facility of up to $66.5 million (“Subscription Facility #2”). As of September 30, 2026, there were approximately $57.7 million in outstanding borrowings under Subscription Facility #2.
Borrowings under Subscription Facility #2 bear interest at a variable rate equal to SOFR plus 2.00% per annum. In addition, Subscription Facility #2 is subject to an unused commitment fee of 0.20% per annum on undrawn commitments and customary fees associated with letters of credit. The weighted-average interest rate in effect under Subscription Facility #2 as of September 30, 2026 was 5.90%.
During the availability period, amounts borrowed under Subscription Facility #2 may be repaid and subsequently reborrowed, subject to the terms and conditions of the credit agreement. Obligations under Subscription Facility #2 are secured by investor capital commitments and related collateral pledged to the lenders. Subscription Facility #2 matures on August 7, 2029 and may be extended in accordance with the terms of the credit agreement.
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
Investec Credit Facility
Under the terms of the Investec Credit Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Investec Credit Facility contains covenants that, among other things: limit the ability of the fund to incur indebtedness; create, incur or allow liens; and other customary covenants. The Investec Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Investec Credit Facility, plus all accrued and unpaid interest thereon to become or to be declared due and payable immediately.
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
Subscription Facility #1
Under the terms of Subscription Facility #1, certain assets of the Consolidated Funds, including investor capital commitments and related collateral accounts, serve as pledged collateral. In addition, Subscription Facility #1 contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The credit agreement contains customary representations and warranties, borrowing conditions, collateral maintenance provisions, and events of default.
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

Goldman Credit Facility
Under the terms of the Goldman Credit Facility, certain assets of the Consolidated Funds serve as pledged collateral. In addition, the Goldman Credit Facility contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The Goldman Credit Facility also provides for customary events of default, which, if any occur and are continuing, could permit or require the entire unpaid principal amount of any or all loans under the Goldman Credit Facility, together with accrued and unpaid interest thereon, including default interest, to become immediately due and payable.
Subscription Facility #2
Under the terms of Subscription Facility #2, certain assets of the Consolidated Funds, including investor capital commitments and related collateral accounts, serve as pledged collateral. In addition, Subscription Facility #2 contains customary affirmative and negative covenants, including restrictions on creating, incurring or permitting liens on collateral and certain other activities. The credit agreement contains customary representations and warranties, borrowing conditions, collateral maintenance provisions and events of default.
As of September 30, 2026, we were in compliance with the covenants under our various debt agreements.
Equity Transactions
Stock Repurchase Program
On March 9, 2026, our board of directors authorized a stock repurchase program of up to $100.0 million of our Class A common stock, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from us in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units. During the three and six months ended September 30, 2026, we made payments for common stock repurchases under the stock repurchase program of $2.1 million and $21.3 million, respectively. We had $70.0 million remaining under the stock repurchase program to repurchase additional shares as of September 30, 2026.
Future Sources and Uses of Liquidity
In the future, we may issue additional equity or debt with the objective of increasing our available capital, including to fund the cash portion of the consideration payable under the option agreement relating to the profits interest in SPW, which we currently expect to fund in part through the incurrence of additional indebtedness and/or the issuance of equity securities. The availability and terms of any such financing will depend on market conditions and other factors, and any such financing may require consents or amendments under our Credit Agreement and/or Note Purchase Agreement. See "—Option Agreement Payment" below. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements through our cash flows from operating activities, existing cash and cash equivalents, and our ability to obtain future financing.
Dividend and Distribution Policy
On November 5, 2026, we announced a quarterly cash dividend of $0.33 per share of Class A common stock, payable on December 15, 2026 to holders of record at the close of business on November 30, 2026.

The following table presents information regarding cash quarterly dividends on Class A common shares for the periods indicated:

Quarterly Fiscal Period[1]	Dividend Payment Date	Dividend Per Share of Class A Common Stock
First quarter	June 30, 2025	$0.24
Supplemental[2]	June 30, 2025	0.40
Second quarter	September 15, 2025	0.28
Third quarter	December 15, 2025	0.28
Fourth quarter	March 13, 2026	0.28
Total dividends paid in FY2026		$1.48

First quarter	June 30, 2026	$0.28
Supplemental[2]	June 30, 2026	0.55
Second quarter	September 15, 2026	0.33
Total dividends paid in FY2027		$1.16
_______________________________
(1)Dividends paid, as reported in this table, relate to the preceding quarterly period in which they were earned.
(2)The supplemental cash dividend relates to earnings in respect of our full fiscal years 2025 and 2026, respectively.
In November 2026, our board of directors determined that we will not declare or pay a supplemental cash dividend in respect of fiscal 2027. In connection with this determination, the Partnership will not make the corresponding pro rata distributions to its limited partners, including us, that we otherwise could have used to fund such supplemental dividend. Instead, the Partnership intends to retain such cash and use it to fund a portion of the consideration payable in connection with our expected exercise of our call right (or any earlier exercise of the put right held by CH Equity Partners, LLC) under the option agreement relating to the profits interest in SPW. See “—Option Agreement Payment” below. Our board of directors will continue to evaluate the payment of supplemental dividends in respect of future fiscal years.
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
Option Agreement Payment
In November 2022, we entered into arrangements with the SPW management team (the “Private Wealth Transaction”) under which certain members of the SPW team received a profits interest in SPW and concurrently entered into an option agreement which provides that (i) we have the right to acquire the profits interest at the end of any fiscal quarter after June 30, 2027 in exchange for payment of a call price and (ii) an entity named CH Equity Partners, LLC, held by the SPW management team and other employees of SPW, has the right to put the profits interest to us on June 30, 2026 or at the end of any fiscal quarter thereafter, in exchange for payment of a put price. The applicable call or put price is, in certain circumstances, subject to an earn-out or earn-down. The call or put price will be payable in cash unless we elect to pay up to 75% of the consideration in units of the Partnership, each to be exchangeable into shares of our Class A common stock, and, in either case, rights under one or more tax receivable agreements. As of September 30, 2026, the put right held by CH Equity Partners, LLC has not been exercised. We currently expect to exercise our call right under the option agreement relating to the profits interest in SPW when it first becomes exercisable following June 30, 2027, although the timing and terms of any exercise remain subject to change. The estimated fair value of the liability classified awards as of September 30, 2026 was $2,885.3 million, or $3,588.3 million, on an undiscounted basis. As of September 30, 2026, the estimated cash amount payable to settle the liability under the Private Wealth Transaction was $897.2 million, based on our expectation for settlement of 25% of the consideration in cash and 75% in units of the Partnership. We expect to fund the cash portion of the consideration through a combination of cash flows from operating activities, including cash retained by the Partnership in lieu of making the distributions that we otherwise could have used to fund a supplemental dividend in respect of fiscal 2027 (see “—Dividend and Distribution Policy” above), borrowings under our Revolver, and the incurrence of additional indebtedness and/or the issuance of equity securities. There can be no assurance that such financing will be available on acceptable terms or at all, and any such financing may require consents or amendments under our Credit Agreement and/or Note Purchase Agreement. To the extent we settle a portion of the consideration in units of the Partnership, holders of our Class A common stock would experience dilution upon exchange of such units. See note 9 to our condensed consolidated financial statements included elsewhere in this quarterly report for more information. Certain assumptions used in determining the fair value are inherently subjective; therefore, the ultimate settlement amount for the liability classified awards may differ materially from the current estimate. For more information, see “Risk Factors—Risks Related to Our Business—Under our option agreement with respect to SPW, we may purchase certain profits interest of SPW and the purchase price for such purchases may be substantial” included in our annual report on Form 10-K for the fiscal year ended March 31, 2026.
Leases
During the three months ended September 30, 2026, we capitalized a lease amendment for an additional floor at our New York office, which increased our future lease payment obligations by $59.7 million over a remaining lease term of 15 years.

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

Our management fee and advisory fee revenues have historically been only marginally affected by changes in investment values because our management fees are generally based on commitments or net invested capital and our advisory fees are fixed. For the last twelve months ended September 30, 2026 and March 31, 2026, NAV-based management fees represented approximately 33% and 24%, respectively, of total net management and advisory fees. The increase in NAV-based management fees as a percentage of total net management and advisory fees is primarily attributable to the continued growth of our private wealth funds, which earn fees based on a contractual rate applied to NAV. As the private wealth funds continue to scale, the proportion of NAV-based fees may increase further in future periods, which could result in greater sensitivity of our management fee revenues to changes in investment values. We estimate that a 10% decline in market values of the investments held in our funds as of September 30, 2026 and March 31, 2026, would result in an approximate decrease to annual management fees of $31.2 million and $21.2 million, respectively.
The fair value of the financial assets and liabilities of our focused commingled funds and SMAs may fluctuate in response to changes in the fair value of a fund’s underlying investments, foreign currency exchange rates, commodity prices and interest rates. The effect of these risks is as follows:
•Incentive fees from our funds are not materially affected by changes in the fair value of unrealized investments because they are based on realized gains and subject to achievement of performance criteria rather than on the fair value of the fund’s assets prior to realization. As of September 30, 2026 and March 31, 2026, we had $22.0 million and $21.1 million, respectively, of deferred incentive fee revenue recorded in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.
•We earn carried interest allocation revenue from certain of the StepStone Funds based on cumulative fund performance to date, subject to specified performance criteria. Our carried interest allocation is affected by changes in market factors. However, the degree of impact will vary depending on several factors, including but not limited to (i) the performance criteria for each individual fund in relation to how that fund’s results of operations are affected by changes in market factors; (ii) whether such performance criteria are annual or over the life of the fund; (iii) to the extent applicable, the previous performance of each fund in relation to its performance criteria; and (iv) whether each funds’ performance related distributions are subject to contingent repayment. As a result, the impact of changes in market factors on carried interest allocation revenue will vary widely from fund to fund. An overall decrease of 10% in the general equity markets would not necessarily drive the same impact on our funds’ valuations, as many of our investments in our funds are illiquid and do not trade on any exchange. Additionally, as a large percentage of our carried interest allocation revenues is paid to employees as carried interest-related compensation, the overall net impact to our income would be mitigated by lower compensation payments. As of September 30, 2026, and March 31, 2026, the maximum amount of carried interest allocations (excluding legacy Greenspring carried interest allocations) subject to contingent repayment, net of tax, was an estimated $483.1 million and $438.7 million, respectively, assuming the fair value of all investments was zero, a possibility that we view as remote. The primary driver for the change in the contingent repayment between periods is due to additional carried interest allocation realizations in fiscal 2027 that are potentially subject to clawback.
•Investment income changes in relation to realized and unrealized gains and losses of the underlying investments in our funds in which we have a general partner commitment. Based on investments (excluding legacy Greenspring investments in funds and investments of Consolidated Funds) held as of September 30, 2026 and March 31, 2026, we estimate that a 10% decline in fair value of the investments in funds would result in a decrease in investment income of $28.6 million and $24.9 million, respectively.

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
Interest Rate Risk
As of September 30, 2026 and March 31, 2026, we had $175.0 million in borrowings outstanding under our Notes. As of September 30, 2026 and March 31, 2026, borrowings outstanding under our Revolver were $115.0 million and $100.0 million, respectively. The Revolver accrues interest at a variable rate and the Notes accrue interest at a fixed rate of 5.52%. As of September 30, 2026 and March 31, 2026, we estimate that interest expense would increase by $1.2 million and $1.0 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates for our Revolver. Based on the $298.3 million and $213.6 million of cash, cash equivalents and restricted cash (excluding Consolidated Funds) as of September 30, 2026 and March 31, 2026, respectively, we estimate that interest income would increase by $3.0 million and $2.1 million, respectively, on an annualized basis as a result of a 100 basis point increase in interest rates.
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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
In September 2026, we issued 61,016 shares of Class A common stock to certain limited partners of the Partnership in exchange for 61,016 Class B units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class B Exchange Agreement. A corresponding number of shares of Class B common stock were automatically redeemed at par value and canceled in connection with such exchange and a corresponding number of Class A units of the Partnership were issued to us. We also issued 58,050 shares of Class A common stock to certain limited partners of the Partnership in exchange for 58,050 Class D units of the Partnership in accordance with the elective exchange notices submitted pursuant to the Class D Exchange Agreement, and a corresponding number of Class A units of the Partnership were issued to us. The shares of Class A common stock issued in these exchanges were not registered under the Securities Act in reliance upon the exemption set forth in Section 4(a)(2) of the Securities Act.
See note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report for more information.
Issuer Purchases of Equity Securities
The following table sets forth information regarding repurchases of our Class A common stock during the three months ended September 30, 2026:

(in thousands, except share and per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 - July 31, 2026	51,977	$39.96	51,977	$70,000
August 1 - August 31, 2026	—	$—	—	$70,000
September 1 - September 30, 2026	—	$—	—	$70,000
Total	51,977		51,977
______________________________
(1)On March 9, 2026, our board of directors authorized a stock repurchase program of up to $100.0 million of our Class A common stock, excluding fees and expenses. Under the stock repurchase program, repurchases may be made from time to time through open market purchases, in privately negotiated transactions, or by other means, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The stock repurchase program may be modified, suspended or discontinued by the board of directors at any time without prior notice and does not have a specified expiration date. Each share of Class A common stock repurchased is funded with the proceeds, on a dollar-for-dollar basis, from the repurchase of Class A units by the Partnership from us in order to maintain the one-to-one ratio between outstanding shares of Class A common stock and Class A units.
See note 13 to our condensed consolidated financial statements included in Part I, Item 1 of this quarterly report for more information.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(c) Trading Arrangements.
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits.

		Incorporated By Reference				Filed or Furnished Herewith
Exhibit No.	Description of Exhibit	Form	Exhibit	Filing Date	File No.
3.1	Restated Certificate of Incorporation of StepStone Group Inc.	8-K	3.2	9/19/2025	001-39510
3.2	Amended and Restated Bylaws of StepStone Group Inc.	10-Q	3.2	2/09/2023	001-39510
10.1	Summary of StepStone Group Inc. Independent Director Compensation Program					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from our quarterly report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Loss; (iii) the Condensed Consolidated Statements of Comprehensive Loss; (iv) the Condensed Consolidated Statements of Stockholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows; (vi) Notes to Condensed Consolidated Financial Statements; and (vii) Part II, Item 5(c).
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2026.

STEPSTONE GROUP INC.

By:	/s/ David Y. Park
David Y. Park
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)